Form 10-K
period 2018-12-31
TIMKEN CO
filed 2019-02-15
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
 Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $2,936,783,798 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2019
Common Shares, without par value	75,767,695 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 10, 2019 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken designs and manages a growing portfolio of engineered bearings and power transmission products and services. The Company’s growing portfolio features many strong brands, including Timken®, Fafnir®, Philadelphia Gear®, Drives®, Cone Drive®, Rollon®, Lovejoy® and Groeneveld®.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken later became, and continues to be, the world's largest manufacturer of tapered roller bearings, leveraging its expertise to develop a full portfolio of industry-leading products and services. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and power transmission to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 118 manufacturing facilities/service centers, 19 technology and engineering centers, and 53 distribution centers and warehouses, supported by a team comprised of more than 17,000 employees. Timken operates in 35 countries around the globe.

Major Customers:
The Company sells products and services to a diverse customer base globally, including customers in the following market sectors: industrial distribution, general industrial, mining, construction, agriculture, rail, aerospace and defense, automotive, heavy truck, metals and energy. No single customer accounts for 5% or more of total net sales.

Products:
Timken manufactures and manages global supply chains for multiple product lines including engineered bearings and power transmission products designed to operate in demanding environments. The Company leverages its technical knowledge, research expertise, and production and engineering capabilities across all of its products and end markets to deliver high-performance products and services to its customers. Differentiation within these product lines is generally based on application engineering, product performance, product quality or customer service.

Engineered Bearings:
The Timken® bearing portfolio features a broad range of engineered bearing products, including tapered, spherical and cylindrical roller bearings; thrust and ball bearings; and housed units. Timken is a leading authority on tapered roller bearings, and leverages its position by applying engineering know-how and technology across its entire bearing portfolio.

A bearing is a mechanical device that reduces friction between moving parts. The purpose of a bearing is to carry a load while allowing a machine shaft to rotate freely. The basic elements of the bearing generally include two rings, called races; a set of rolling elements that rotate around the bearing raceway; and a cage to separate and guide the rolling elements. Bearings come in a number of designs, featuring tapered, spherical, cylindrical or ball rolling elements. The various bearing designs accommodate radial and/or thrust loads differently, making certain bearing types better suited for specific applications.

Selection and development of bearings for customer applications and demand for high reliability require sophisticated engineering and analytical techniques. High precision tolerances, proprietary internal geometries and quality materials provide Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long service lives. The uses for bearings are diverse and can be found in transportation applications that include passenger cars and trucks, heavy trucks, helicopters, airplanes and trains. Ranging in size from precision bearings the size of a pencil eraser to those roughly three meters in diameter, Timken components also are used in a wide variety of industrial applications, including: paper and steel mills, mining, oil and gas extraction and production, agriculture, construction, machine tools, gear drives, health and positioning control, wind turbines and food processing.

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

Spherical and Cylindrical Roller Bearings. Timken also produces spherical and cylindrical roller bearings that are used in gear drives, rolling mills and other industrial and infrastructure development applications. These products are sold worldwide to original equipment manufacturers ("OEMs") and industrial distributors serving major end-market sectors, including construction and mining, natural resources, wind energy, defense, pulp and paper production, rolling mills and general industrial goods.

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

Power Transmission Products:
Linear Motion Products. The Company designs and manufactures a global portfolio of Rollon® engineered linear motion products, including linear guides, telescopic rails and linear actuators. These engineered products are highly customized to control movements with different variability and complexity based on the application. Rollon products serve a wide range of industries, including passenger rail, aerospace, packaging and logistics, medical and automation.

Gear Drives. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications such as crushing and pulverizing equipment, conveyors and pumps, power generation and military marine. These gear drive configurations are custom made to meet user specifications, offering a wide-array of size, footprint and gear arrangements. Timken also offers Cone Drive® high-torque worm gears, harmonic solutions and precision slew drives. Common applications for Cone Drive products are found in solar, automation, aerial platforms and food and beverage industries.

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

Belts. The Company makes and markets a full line of Timken® and Carlisle® belts used in industrial, commercial and consumer applications. The portfolio features more than 20,000 parts designed for demanding applications, which are sold to original equipment and aftermarket customers. These belts are engineered for maximum performance and durability, with products available in wrap molded, raw edge, v-ribbed and synchronous belt designs. Common applications include agriculture, construction, industrial machinery, outdoor power equipment and powersports.

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

Couplings. The Company offers a full range of industrial couplings within its power transmission products portfolio. The Lovejoy brand is widely known for its flexible coupling design and as the creator of the jaw-style coupling. Lovejoy® couplings are available in curved jaw, jaw in-shear, s-flex, gear-torsional and disc style configurations. These components are used in a wide range of industries such as steel, pulp and paper, power generation, food processing, mining and construction. The Company also offers an extensive line of torsional couplings offered under the Torsion Control Products brand.

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

Other Products. The Company also offers a full line of seals, augers and other power transmission components. Timken industrial sealing solutions come in a variety of types and material options that are used in manufacturing, food processing, mining, power generation, chemical processing, primary metals, pulp and paper, and oil and gas industry applications. The Company also designs and manufactures Drives® helicoid and sectional augers for agricultural applications, like conveying, digging and combines.

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

Services accounted for approximately 5% of the Company’s net sales for the year ended December 31, 2018.

Sales and Distribution:
Timken products are sold principally by its internal sales organizations. A portion of each segment's sales are made through authorized distributors.

Customer collaboration is central to the Company's sales strategy. Therefore, Timken goes where its customers need us, with sales engineers primarily working in close proximity to customers rather than at production sites. In some cases, Timken may co-locate with a customer at its facility to ensure optimized collaboration. The Company's sales force continuously updates the team's training and knowledge regarding all friction management products and market sector trends, and Timken employees assist customers during development and implementation phases and provide ongoing service and support.

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

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were approximately $2.3 million and $2.5 million, respectively, at December 31, 2018 and 2017. The investment balance at December 31, 2018 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2018 and 2017:

	December 31,
(Dollars in millions)	2018	2017
Segment:
Mobile Industries	$955.0	$882.3
Process Industries	699.3	588.3
Total Company	$1,654.3	$1,470.6
Approximately 90% of the Company’s backlog at December 31, 2018 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Raw Materials:
The principal raw materials used by the Company to make engineered bearings are special bar quality ("SBQ") steel and steel components. SBQ steel and steel components are produced around the world by various suppliers. SBQ steel is purchased in bar, tube and wire forms, while steel components are commonly purchased as forgings, semi-finished or finished components. The primary inputs to SBQ steel include scrap metal, iron ore, alloys, energy and labor. The availability and price of SBQ steel are subject to changes in supply and demand, commodity prices for ferrous scrap, ore, alloy, electricity, natural gas, transportation fuel, and labor costs. The Company manages price variability of commodities by using surcharge mechanisms on some of its contracts with its customers that provides for partial recovery of these cost increases in the price of bearing products.
The availability of bearing-quality tubing is relatively limited, and the Company has taken steps to limit its exposure to this particular form of SBQ steel. Overall, the Company believes that the number of suppliers of SBQ steel is adequate to support the needs of global bearing production, and, in general, the Company is not dependent on any single source of supply.

Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and power transmission solutions and technical services. Timken's largest technical center is located at the Company's world headquarters in North Canton, Ohio. Other sites in the United States include Los Alamitos, California; Manchester, Connecticut; Downer's Grove and Fulton, Illinois; Rochester Hills and Traverse City, Michigan; Springfield, Missouri; Keene and Lebanon, New Hampshire; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Colmar, France; Werdohl, Germany; Valmadrera, Italy; Gorinchem, Netherlands; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.

Expenditures for research and development amounted to approximately $37.3 million, $35.3 million and $31.8 million in 2018, 2017 and 2016, respectively. No amounts were funded by others in 2018, 2017 and 2016.

Environmental Matters:
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2018, 18 of the Company’s plants had obtained ISO 14001 certification.

The Company establishes appropriate levels of reserves to cover its environmental expenses and has a well-established environmental compliance audit program for its domestic and international units. This program measures performance against applicable laws, as well as against internal standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing requirements.

The Company and certain of its United States ("U.S.") subsidiaries previously have been and could in the future be identified as potentially responsible parties for investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as the Superfund, or state laws similar to CERCLA. In general, such claims for investigation and remediation also have been asserted against numerous other entities.

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

Employment:
At December 31, 2018, Timken had more than 17,000 employees worldwide. Approximately 7.6% of Timken’s U.S. employees are covered under collective bargaining agreements.

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

Our business is capital intensive, and if there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges, restructuring charges or taking other measures that may adversely affect our results of operations and profitability.

Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. Our profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. If there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, reducing production, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability. We have taken approximately $159 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

Our results of operations may be materially affected by conditions in global financial markets or in any of the geographic regions in which we, our customers, or our suppliers operate. If an end user cannot obtain financing to purchase our products, either directly or indirectly contained in machinery or equipment, demand for our products will be reduced, which could have a material adverse effect on our financial condition and earnings.

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

Our level of debt and financial covenants could limit our ability to invest in our business.

Due to our current level of debt, we may have less cash flow available for our business operations, capital expenditures, and strategic transactions and our ability to service our debt obligations or to obtain future financing could be negatively impacted by general adverse economic and industry conditions and interest rate trends.

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

Environmental health and safety laws and regulations impose substantial costs and limitations on our operations and compliance may be more costly than we expect.

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

The Company may be subject to risks relating to its information technology systems, including the risk of security breaches.

The Company relies on information technology systems to manage and operate its business and to process, transmit and store sensitive and confidential data, including its intellectual property and other proprietary business information and that of its customers and suppliers. Despite security measures taken by the Company, the Company’s information technology systems may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach in security could expose the Company and its employees, customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes, litigation and operational disruptions, which in turn could adversely affect the Company's reputation, competitive position, business or results of operations.

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

Our international operations expose us to risks not present in a purely domestic business, including primarily:

•
changes in international treaties or trade unions (e.g., the UK's potential withdrawal from the European Union, commonly referred to as "Brexit"), which may make our products or our customers' products more costly to export or import;

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

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely impact our revenue and profit margins.
The U.S. government has indicated an intent to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated the imposition of tariffs on certain foreign goods, including steel and other raw materials. Changes in U.S. trade policy have resulted in, and could further result in, U.S. trading partners adopting responsive trade policies that make it more difficult or costly for us to export our products to those countries. These measures have resulted in increased costs for goods imported into the U.S. If we are unable to increase the price of our products or otherwise mitigate these increased costs, it could adversely impact our revenue and profit margins.

Expenses and contributions related to our defined benefit plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations, all of which could impact our funded status.

Our future expense and funding obligations for defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience, and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rate changes and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business or require us to record charges that could be significant and would cause a reduction in our shareholders' equity. We may be required legally to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

Future actions involving our defined benefit and other postretirement plans, such as annuity purchases, lump-sum payouts, and/or plan terminations could cause us to incur significant pension and postretirement settlement and curtailment charges, and require cash contributions.

We have purchased annuities and offered lump-sum payouts to defined benefit plan and other postretirement plan participants and retirees in the past. If we were to take similar actions in the future, we could incur significant pension settlement and curtailment charges related to the reduction in pension and postretirement obligations from annuity purchases, lump-sum payouts of benefits to plan participants, and/or plan terminations. Pursuing these types of actions could require us to make additional contributions to the defined benefit plans to maintain a legally required funded status.

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

We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, data privacy regulations (including those under the European Union General Data Protection Regulation), competition laws, U.S. and foreign export and trade laws, and laws governing improper business practices. We are affected by both new laws and regulations, and changes to existing laws and regulations which may continue to evolve through interpretations by courts and regulators. Furthermore, the laws and regulations to which we are subject may differ from jurisdiction to jurisdiction, further increasing the cost of compliance, and the risk of noncompliance.

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

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles, especially as it relates to market and technological changes driven by electrification, climate change requirements, the continued rising importance of e-commerce or increased digitization. We may experience difficulties or delays in the research, development, production, or marketing of new products and services that may prevent us from recouping or realizing a return on the investments required to bring new products and services to market. The end result could have a negative impact on our operating results.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that, as of December 31, 2018, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB") and the SEC.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  It is possible that future accounting guidance we are required to adopt, or future changes in accounting principles, could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of shares of TimkenSteel Corporation ("TimkenSteel") or their relationships with TimkenSteel following the spinoff of TimkenSteel into an independent publicly traded company on June 30, 2014 (the "Spinoff").

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 11.8 million square feet, all of which, except for approximately 2.8 million square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. The Company believes all buildings are in satisfactory operating condition to conduct business.

Timken’s Mobile Industries segment's manufacturing facilities and service centers in the United States are located in Los Alamitos, California; Manchester, Connecticut; Carlyle, Illinois; Lenexa, Kansas; Keene and Lebanon, New Hampshire; Iron Station, North Carolina; Bucyrus, Canton, New Philadelphia and Sharon Center, Ohio; Gaffney and Honea Path, South Carolina; Knoxville, Tennessee; and Ogden, Utah. These facilities, including warehouses at plant locations and a technology center and wind center in North Canton, Ohio, have an aggregate floor area of approximately 3.1 million square feet.

Timken’s Mobile Industries segment’s manufacturing plants and service centers outside the United States are located in Belo Horizonte and Rio Clara, Brazil; Yantai, China; Cheltenham, Northampton and Plymouth, England; Colmar, France; Bharuch and Jamshedpur, India; Karmiel, Israel; Cassago, Valmadrea and Villa Carcina, Italy; Sosnowiec, Poland; Tikhvin, Russia and Gauteng, South Africa. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 2.8 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers in the United States are located in Hueytown, Alabama; Sante Fe Springs, California; Broomfield and Denver, Colorado; New Haven, Connecticut; New Castle, Delaware; Downers Grove, Fulton and Mokena, Illinois; Mishawaka, Indiana; Fort Scott, Kansas; Augusta and Portland, Maine; Springfield, Massachusetts; Ludington, Rochester Hills, South Haven and Traverse City, Michigan; Springfield, Missouri; Hackettstown, New Jersey; Randleman and Rutherfordton, North Carolina; Union, South Carolina; Ferndale and Pasco, Washington; and Princeton, West Virginia; and Casper, Wyoming. These facilities, including warehouses at plant locations and a wind center in North Canton, Ohio, have an aggregate floor area of approximately 3.1 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers outside the United States are located in Mississauga, Prince George and Sasakatoon, Canada; Chengdu, Jiangsu, Wuxi and Xiangtan, China; Dudley, England; Dusseldorf and Werdohl, Germany; Chennai and Durg, India; Arcore and Vimercate, Italy; and Ploiesti and Prahova, Romania. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 2.8 million square feet.

In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and distribution facilities in Argentina, Australia, Brazil, Canada, China, England, France, India, Mexico, New Zealand, Poland, South Africa, Singapore, Spain and the United States.

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

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 15, 2019 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Christopher A. Coughlin	58	2014 Executive Vice President, Group President
		2013 Group President
Philip D. Fracassa	50	2014 Executive Vice President and Chief Financial Officer
		2013 Senior Vice President - Planning and Development
Richard G. Kyle	53	2014 President and Chief Executive Officer
		2013 Chief Operating Officer - B&PT; Director
Ronald J. Myers	60	2017 Executive Vice President - Human Resources
		2015 Vice President of Human Resources
		2013 Vice President - Organizational Advancement

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR". The estimated number of record holders of the Company’s common shares at December 31, 2018 was 3,831. The estimated number of beneficial shareholders at December 31, 2018 was 55,968.
The following table provides information about the high and low sales prices for the Company’s common shares and dividends paid for each quarter for the last two fiscal years.

	2018			2017
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$55.65	$41.85	$0.27	$46.45	$40.05	$0.26
Second quarter	$50.55	$41.95	$0.28	$51.75	$42.50	$0.27
Third quarter	$52.45	$42.65	$0.28	$49.95	$42.55	$0.27
Fourth quarter	$50.42	$33.98	$0.28	$53.10	$44.73	$0.27

Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2018 - 10/31/2018	2,639	$43.42	—	7,700,485
11/1/2018 - 11/30/2018	435,919	40.12	435,919	7,264,566
12/1/2018 - 12/31/2018	477,528	37.96	475,000	6,789,566
Total	916,086	$39.00	910,919	—

(1)
Of the shares purchased in October, November and December, 162, zero and 428, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On February 6, 2017, the Company's Board of Directors approved a share repurchase plan pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2021. Under this plan the Company purchased shares from time to time in open market purchases or privately negotiated transactions and was able to make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2014	2015	2016	2017	2018
Timken	$110	$76	$109	$138	$108
S&P 500	114	115	129	157	150
S&P 400 Industrials	101	98	126	156	133

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2014, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2018, and reinvestment of dividends (and taking into account the value of the TimkenSteel common shares distributed in the Spinoff).

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share and per employee data)	2018	2017	2016	2015	2014
Statements of Income
Net sales	$3,580.8	$3,003.8	$2,669.8	$2,872.3	$3,076.2
Gross profit	1,040.1	812.1	706.3	803.8	898.7
Operating income	454.5	299.5	244.4	333.2	240.2
Income from continuing operations	305.5	202.3	141.1	191.4	85.2
Net income attributable to The Timken Company	$302.8	$203.4	$140.8	$188.6	$113.2
Balance Sheets
Total assets	$4,445.2	$3,402.4	$2,763.2	$2,789.0	$3,002.9
Total debt	1,681.6	962.3	659.2	656.5	526.4
Total liabilities	2,802.5	1,927.5	1,452.3	1,439.4	1,408.6
Total equity	$1,642.7	$1,474.9	$1,310.9	$1,349.6	$1,594.3
Other Comparative Data
Income from continuing operations / net sales	8.5%	6.7%	5.3%	6.7%	2.8%
Net income attributable to The Timken Company / net sales	8.5%	6.8%	5.3%	6.6%	3.7%
Return on equity (1)	18.6%	13.7%	10.8%	14.2%	5.3%
Net sales per employee (2)	$220.5	$206.3	$185.3	$197.5	$210.9
Capital expenditures	112.6	104.7	137.5	105.6	126.8
Capital expenditures / net sales	3.1%	3.5%	5.2%	3.7%	4.1%
Depreciation and amortization	146.0	137.7	131.7	130.8	137.0
Dividends per share	$1.11	$1.07	$1.04	$1.03	$1.00
Basic earnings per share - continuing operations (3)	3.93	2.62	1.79	2.23	0.92
Diluted earnings per share - continuing operations (3)	3.86	2.58	1.78	2.21	0.91
Basic earnings per share (4)	3.93	2.62	1.79	2.23	1.25
Diluted earnings per share (4)	3.86	2.58	1.78	2.21	1.24
Number of employees at year-end (5)	17,477	15,006	14,111	14,709	14,378
Number of shareholders (6)	55,968	56,244	43,458	40,257	44,271

(1)	Return on equity is defined as income from continuing operations divided by ending total equity.

(2)	Dollars in thousands, based on average number of employees employed during the year.

(3)	Based on average number of shares outstanding during the year.

(4)	Based on average number of shares outstanding during the year and includes discontinued operations for 2014.

(5)	Adjusted to exclude temporary employees for all periods.

(6)	Includes an estimated count of shareholders having common shares held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

Introduction:
The Timken Company designs and manages a growing portfolio of engineered bearings and power transmission products. With more than a century of innovation and increasing knowledge, we continuously improve the reliability and efficiency of global machinery and equipment to move the world forward. Timken posted $3.6 billion in sales in 2018 and employs more than 17,000 people globally, operating in 35 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

Timken creates value by understanding customer needs and applying its know-how to serve a broad range of customers in attractive markets and industries across the globe. The Company’s business strengths include its product technology, end-market diversity, geographic reach and aftermarket mix. Timken collaborates with OEMs to improve equipment efficiency with its engineered products and captures subsequent equipment replacement cycles by selling largely through independent channels in the aftermarket. Timken focuses its international efforts and footprint in regions of the world where strong macroeconomic factors such as urbanization, infrastructure development and sustainability create demand for its products and services.

The Company's strategy has three primary elements:

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

Deploying Capital to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and other organic growth initiatives; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across diverse markets, with a focus on bearings, adjacent power transmission products and related services; (3) returning capital to shareholders through dividends and share repurchases; and (4) maintaining a strong balance sheet and sufficient liquidity. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

The following items highlight certain of the Company's more significant strategic accomplishments in 2018:

•
On August 30, 2018, the Company's majority-owned subsidiary, Timken India Limited ("Timken India"), completed the acquisition of ABC Bearings Limited ("ABC Bearings"), a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India with expected annual sales at the time of acquisition of approximately $30 million. The acquisition was funded primarily with Timken India stock.

•
On September 1, 2018, the Company completed the acquisition of Apiary Investments Holdings Limited ("Cone Drive"), a leader in precision drives used in diverse markets including solar, automation, aerial platforms and food and beverage. Cone Drive, located in Traverse City, Michigan operates in the U.S. and China and had expected annual sales at the time of acquisition of approximately $100 million. The acquisition was funded primarily with new debt.

•
On September 18, 2018, the Company completed the acquisition of Rollon S.p.A. ("Rollon"), a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of attractive applications such as passenger rail, aerospace, packaging and logistics, medical and automation. Rollon, located near Milan, Italy has manufacturing operations in Italy, Germany and the U.S and had expected annual sales at the time of acquisition of approximately $140 million. The acquisition was primarily funded with new debt.

•
On September 19, 2018, the Company divested Groeneveld Information Technology Holding B.V. (the "ICT Business"), located in Gorinchem, Netherlands. The Company acquired the ICT business in July 2017 as part of the Groeneveld Group ("Groeneveld") acquisition. The ICT Business, a non-core telematics business, is separate from the Groeneveld lubrications solutions business and employed approximately 70 people. The ICT Business had sales of approximately $15 million for the twelve months ended September 30, 2018.

RESULTS OF OPERATIONS
2018 vs. 2017

Overview:

	2018	2017	$ Change	% Change
Net sales	$3,580.8	$3,003.8	$577.0	19.2%
Net income	305.5	202.3	103.2	51.0%
Net income (loss) attributable to noncontrolling interest	2.7	(1.1)	3.8	(345.5%)
Net income attributable to The Timken Company	$302.8	$203.4	$99.4	48.9%
Diluted earnings per share	$3.86	$2.58	$1.28	49.6%
Average number of diluted shares	78,337,481	78,911,149	—	(0.7%)
The increase in net sales was primarily due to organic revenue growth driven by higher end-market demand, the benefit of acquisitions and the impact of higher pricing. The increase in net income in 2018 compared with 2017 was primarily due to improved performance across the business, driven by the impact of higher volume, favorable price/mix, the net benefit of acquisitions and improved manufacturing performance, as well as lower net actuarial losses ("Mark-to-Market Charges") due to the remeasurement of pension and other postretirement assets and obligations, restructuring charges and interest expense. These factors were partially offset by the impact of higher selling, general and administrative ("SG&A") expenses, higher income tax expenses and higher material and logistics costs (including tariffs).

Outlook:

The Company expects 2019 full-year sales to increase approximately 8% to 10% compared with 2018 primarily due to increased demand across most end-market sectors and the benefit of acquisitions, including the recently completed ABC Bearings, Cone Drive and Rollon acquisitions, offset partially by unfavorable currency. The Company's earnings are expected to be higher in 2019 than 2018, primarily due to the impact of higher volume, favorable price/mix and the benefit of acquisitions, partially offset by higher material, logistics (including tariffs) and SG&A expenses, as well as higher income tax and interest expenses. Additionally, depreciation and amortization expense is expected to increase in 2019, primarily due to incremental depreciation and amortization from acquisitions completed in 2018.

The Company expects to generate operating cash of approximately $450 million in 2019, an increase from 2018 of approximately $118 million, or 35%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures to be approximately $150 million in 2019, compared with $113 million in 2018.

THE STATEMENTS OF INCOME

Sales:

	2018	2017	$ Change	% Change
Net sales	$3,580.8	$3,003.8	$577.0	19.2%
Net sales increased in 2018 compared with 2017, primarily due to higher organic revenue of $396 million and the benefit of acquisitions of $177 million. The increase in organic revenue was driven by higher demand across all of the Company's end-market sectors, as well as the impact of higher pricing.

Gross Profit:

	2018	2017	$ Change	Change
Gross profit	$1,040.1	$812.1	$228.0	28.1%
Gross profit % to net sales	29.0%	27.0%	—	200	bps
Gross profit increased in 2018 compared with 2017, primarily due to the impact of higher volume of $133 million, favorable price/mix of $66 million, the benefit of acquisitions of $54 million, improved manufacturing performance of $12 million and lower restructuring costs of $6 million. These factors were partially offset by higher material and logistics costs of $44 million (including tariffs).

Selling, General and Administrative Expenses:

	2018	2017	$ Change	Change
Selling, general and administrative expenses	$580.7	$508.3	$72.4	14.2%
Selling, general and administrative expenses % to net sales	16.2%	16.9%	—	(70) bps
The increase in SG&A expenses in 2018 compared with 2017 was primarily due to the impact of acquisitions of $39 million, higher compensation expense and other spending increases to support the higher sales levels.

Interest Expense and Income:

	2018	2017	$ Change	% Change
Interest expense	$(51.7)	$(37.1)	$(14.6)	39.4%
Interest income	2.1	2.9	(0.8)	(27.6%)
Interest expense increased in 2018 compared to 2017 primarily due to an increase in outstanding debt to fund the acquisitions of Groeneveld, Rollon and Cone Drive. Refer to Note 9 - Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion.

Other Income (Expense):

	2018	2017	$ Change	% Change
Non-service pension and other postretirement costs	$(6.2)	$(15.0)	$8.8	(58.7%)
Other income, net	9.4	9.6	(0.2)	(2.1%)

The decrease in non-service pension and other postretirement costs for 2018 compared with 2017 was primarily due to lower Mark-to-Market Charges of $8.8 million. The Mark-to-Market Charges resulted from the remeasurement of pension and postretirement plan obligations and assets due to changes in actuarial assumptions, partially offset by the benefit of curtailments for two of the U.S. pension plans. Refer to Note 12 - Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for more information.

Income Tax Expense:

	2018	2017	$ Change	Change
Income tax expense	$102.6	$57.6	$45.0	78.1%
Effective tax rate	25.1%	22.2%	—	290	bps

The effective tax rate for 2018 was 25.1%, which was unfavorable to the U.S. federal statutory rate of 21% primarily due to earnings in certain foreign jurisdictions where the effective rate was higher than 21%, unfavorable U.S. permanent differences and U.S. state and local income tax expenses. These impacts were partially offset by reductions to the one-time net charge related to the taxation of unremitted foreign earnings and the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate enacted under the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”).

The effective tax rate for 2017 was 22.2%, which was favorable to the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, U.S. foreign tax credits realized on earnings distributed to the United States, and favorable U.S. permanent deductions and tax credits. The effective tax rate was also favorably impacted by the net reversal of accruals for prior year uncertain tax positions, a valuation allowance release and other discrete items.

These favorable impacts were partially offset by provisional amounts for the one-time net charge related to the taxation of unremitted foreign earnings and the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate enacted under U.S. Tax Reform. U.S. Tax Reform included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. U.S. Tax Reform also required companies to pay a one-time net charge related to the taxation of unremitted foreign earnings, created new taxes on certain foreign sourced earnings and allowed for immediate expensing of certain depreciable assets after September 27, 2017.

The change in the effective rate for 2018 compared with 2017 was an increase of 2.9%. The increase was primarily due to the net reversal of accruals for prior year uncertain tax positions in 2017. The effective tax rate also increased due to earnings in certain foreign jurisdictions where the effective rate was higher than 21%, unfavorable U.S. permanent differences and the release of valuations allowances in 2017. These impacts were partially offset by reductions to the one-time net charge related to the taxation of unremitted foreign earnings and the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate.

Refer to Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

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

The following items highlight the Company's acquisitions completed in 2018 and 2017 by segment based on the customers and underlying markets served:

•
The Company acquired ABC Bearings, Cone Drive and Rollon during the third quarter of 2018. Substantially all of the results for ABC Bearings are reported in the Mobile Industries segment. Results for Cone Drive and Rollon are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.

•	The Company acquired Groeneveld during the third quarter of 2017. Substantially all of the results for Groeneveld are reported in the Mobile Industries segment.

•
The Company acquired Torsion Control Products, Inc. ("Torsion Control Products") and PT Tech, Inc. ("PT Tech") during the second quarter of 2017. Substantially all of the results for Torsion Control Products are reported in the Mobile Industries segment. Results for PT Tech are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.

Mobile Industries Segment:

	2018	2017	$ Change	Change
Net sales	$1,903.7	$1,640.0	$263.7	16.1%
EBIT	$198.7	$139.0	$59.7	42.9%
EBIT margin	10.4%	8.5%	—	190	bps

	2018	2017	$ Change	% Change
Net sales	$1,903.7	$1,640.0	$263.7	16.1%
Less: Acquisitions	98.6	—	98.6	NM
Currency	(2.3)	—	(2.3)	NM
Net sales, excluding the impact of acquisitions and currency	$1,807.4	$1,640.0	$167.4	10.2%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased in 2018 compared with 2017, reflecting organic growth across all market sectors, as well as higher pricing. EBIT increased in 2018 compared with 2017, primarily due to higher volume of $53 million, the benefit of acquisitions of $15 million, favorable price/mix of $11 million, lower restructuring charges of $9 million and improved manufacturing performance of $5 million. These factors were partially offset by higher material and logistics costs of $24 million (including tariffs) and higher SG&A expenses of $8 million.
Full-year sales for the Mobile Industries segment are expected to be up approximately 4% to 6% in 2019 compared with 2018. This reflects expected growth across most end-market sectors, led by rail, off-highway and aerospace, as well as the benefit of acquisitions, partially offset by the impact of foreign currency translation adjustments. EBIT for the Mobile Industries segment is expected to increase in 2019 compared with 2018 primarily due to the impact of higher volume, favorable price/mix, improved manufacturing performance, and the impact of acquisitions, partially offset by impact of foreign currency exchange rate changes, higher material, logistics (including tariffs) and SG&A expenses.

Process Industries Segment:

	2018	2017	$ Change	Change
Net sales	$1,677.1	$1,363.8	$313.3	23.0%
EBIT	$333.8	$222.3	$111.5	50.2%
EBIT margin	19.9%	16.3%	—	360	bps

	2018	2017	$ Change	% Change
Net sales	$1,677.1	$1,363.8	$313.3	23.0%
Less: Acquisitions	78.7	—	78.7	NM
Currency	6.0	—	6.0	NM
Net sales, excluding the impact of acquisitions and currency	$1,592.4	$1,363.8	$228.6	16.8%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased in 2018 compared with 2017 reflecting increased demand across all market sectors, as well as higher pricing. EBIT increased in 2018 compared with 2017 primarily due to the impact of higher volume of $84 million, favorable price/mix of $51 million, improved manufacturing performance of $6 million and the benefit of acquisitions of $12 million (excluding inventory step-up expense of $8 million). These factors were partially offset by higher material and logistics costs of $20 million (including tariffs) and higher SG&A expenses of $16 million.
Full-year sales for the Process Industries segment are expected to be up approximately 13% to 15% in 2019 compared with 2018. This reflects expected growth across most market sectors, as well as the benefit of acquisitions, partially offset by the impact of foreign currency translation adjustments. EBIT for the Process Industries segment is expected to increase in 2019 compared with 2018 primarily due to the impact of higher volume, favorable price/mix, and the impact of acquisitions, partially offset by higher operating costs.

Corporate:

	2018	2017	$ Change	Change
Corporate expenses	$62.0	$49.1	$12.9	26.3%
Corporate expenses % to net sales	1.7%	1.6%	—	10	bps
Corporate expense increased in 2018 compared with 2017 primarily due to the impact of acquisition-related costs of $10 million.

RESULTS OF OPERATIONS:
2017 vs. 2016

Overview:

	2017	2016	$ Change	% Change
Net sales	$3,003.8	$2,669.8	$334.0	12.5%
Net income	202.3	141.1	61.2	43.4%
Income attributable to noncontrolling interest	(1.1)	0.3	(1.4)	(466.7%)
Net income attributable to The Timken Company	$203.4	$140.8	$62.6	44.5%
Diluted earnings per share	$2.58	$1.78	$0.80	44.9%
Average number of diluted shares	78,911,149	79,234,324	—	(0.4%)
The increase in net sales was primarily due to higher end-market demand and the benefit of acquisitions. The increase in net income in 2017 compared with 2016 was primarily due to improved performance across the business, as well as lower Mark-to-Market Charges, restructuring charges, and income tax expense, partially offset by lower pre-tax U.S. Continued Dumping and Subsidy Offset Act ("CDSOA") income of $59.6 million. The improvement in business performance reflects higher volume, favorable manufacturing performance, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes, partially offset by unfavorable price/mix and higher material, logistics and SG&A expenses.

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

Gross Profit:

	2017	2016	$ Change	Change
Gross profit	$812.1	$706.3	$105.8	15.0%
Gross profit % to net sales	27.0%	26.5%	—	50	bps
Gross profit increased in 2017 compared with 2016 primarily due to the impact of higher volume of $74 million, the benefit of acquisitions of $52 million and favorable manufacturing performance of $49 million. These factors were partially offset by higher material and logistics costs of $34 million and unfavorable price/mix of $34 million.

Selling, General and Administrative Expenses:

	2017	2016	$ Change	Change
Selling, general and administrative expenses	$508.3	$440.2	$68.1	15.5%
Selling, general and administrative expenses % to net sales	16.9%	16.5%	—	40	bps
The increased in SG&A expenses in 2017 compared with 2016 was primarily due to the impact of acquisitions and higher incentive compensation expense.

Impairment and Restructuring Charges:

	2017	2016	$ Change
Impairment charges	$0.1	$3.9	$(3.8)
Severance and related benefit costs	3.5	15.3	(11.8)
Exit costs	0.7	2.5	(1.8)
Total	$4.3	$21.7	$(17.4)
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

Interest Expense and Income:

	2017	2016	$ Change	% Change
Interest expense	$(37.1)	$(33.5)	$(3.6)	10.7%
Interest income	$2.9	$1.9	$1.0	52.6%
Interest expense increased in 2017 compared to 2016 primarily due to an increase in outstanding debt mostly associated with the Groeneveld acquisition. Refer to Note 9 - Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion.

Other Income (Expense):

	2017	2016	$ Change	% Change
CDSOA income, net	$—	$59.6	$(59.6)	NM
Non-service pension and other postretirement costs	(15.0)	(69.9)	54.9	(78.5%)
Other income (expense), net	$9.4	$(0.9)	$10.3	NM
CDSOA income, net in 2016 represents income recorded in connection with funds distributed to the Company from monies collected by U.S. Customs and Border Protection ("U.S. Customs") from antidumping cases, net of related professional fees. Refer to Note 20 - Continued Dumping and Subsidy Offset Act in the Notes to the Consolidated Financial Statements for further discussion.

The decrease in non-service pension and other postretirement costs for 2017 compared to 2016 was primarily due to lower Mark-to-Market Charges of $47 million. The increase in other income (expense), net for 2017, compared to 2016 was primarily due to lower foreign currency exchange losses and gains recorded from the sale of the Company's former manufacturing facilities in Benoni and Altavista during 2017.

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

These favorable impacts were partially offset by provisional amounts for the one-time net charge related to the taxation of unremitted foreign earnings and the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate enacted under the U.S. Tax Reform. U.S. Tax Reform includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. U.S. Tax Reform also requires companies to pay a one-time net charge related to the taxation of unremitted foreign earnings, creates new taxes on certain foreign sourced earnings and allows for immediate expensing of certain depreciable assets after September 27, 2017.

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
(1) U.S. taxation includes the impact of foreign tax credits, U.S. manufacturing deductions, the U.S. research and experimentation credit, U.S. state and local taxation, U.S. taxation of foreign earnings and other U.S. items.
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

The following items highlight the Company's acquisitions and divestitures completed in 2017 and 2016:

•	The Company acquired Groeneveld during the third quarter of 2017. Substantially all of the results for Groeneveld are reported in the Mobile Industries segment.

•
The Company acquired Torsion Control Products and PT Tech during the second quarter of 2017. Results for PT Tech are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.

•	The Company acquired EDT Corp. ("EDT") during the fourth quarter of 2016. Substantially all of the results for EDT are reported in the Process Industries segment.

•	The Company acquired Lovejoy, Inc. ("Lovejoy") during the third quarter of 2016. Substantially all of the results for Lovejoy are reported in the Process Industries segment.

Mobile Industries Segment:

	2017	2016	$ Change	Change
Net sales	$1,640.0	$1,446.4	$193.6	13.4%
EBIT	$139.0	$116.8	$22.2	19.0%
EBIT margin	8.5%	8.1%	—	40	bps

	2017	2016	$ Change	% Change
Net sales	$1,640.0	$1,446.4	$193.6	13.4
Less: Acquisitions	96.9	—	96.9	NM
Currency	9.7	—	9.7	NM
Net sales, excluding the impact of acquisitions and currency	$1,533.4	$1,446.4	$87.0	6.0
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased in 2017 compared with 2016, reflecting organic growth in the off-highway and heavy truck market sectors, partially offset by decreased demand in the rail sector. EBIT increased in 2017 compared with 2016 primarily due to higher volume of $32 million, favorable manufacturing performance of $18 million, the benefit of acquisitions of $16 million, lower restructuring charges of $9 million and the impact of foreign currency exchange rate changes of $6 million. These factors were offset partially by higher material and logistics costs of $26 million, increased SG&A expense of $19 million and unfavorable price/mix of $16 million. The higher SG&A expense was primarily due to higher incentive compensation expense.

Process Industries Segment:

	2017	2016	$ Change	Change
Net sales	$1,363.8	$1,223.4	$140.4	11.5%
EBIT	$222.3	$168.2	$54.1	32.2%
EBIT margin	16.3%	13.7%	—	260	bps

	2017	2016	$ Change	% Change
Net sales	$1,363.8	$1,223.4	$140.4	11.5%
Less: Acquisitions	33.9	—	33.9	NM
Currency	7.4	—	7.4	NM
Net sales, excluding the impact of acquisitions and currency	$1,322.5	$1,223.4	$99.1	8.1%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $99.1 million, or 8.1%, in 2017 compared with 2016. The increase was primarily driven by organic growth in the industrial distribution, general industrial OE and military marine sectors. EBIT increased in 2017 compared with 2016 primarily due to the impact of higher volume of $49 million, favorable manufacturing performance of $29 million, lower restructuring charges of $7 million and the benefit of acquisitions. These factors were partially offset by unfavorable price/mix of $26 million, higher material and logistics costs of $8 million and higher SG&A expense of $7 million. The higher SG&A expense was due to higher incentive compensation expense.

Corporate:

	2017	2016	$ Change	Change
Corporate expenses	$49.1	$44.4	$4.7	10.6%
Corporate expenses % to net sales	2.3%	1.6%	—	70	bps

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2018 and 2017.

Current Assets:

	December 31,
	2018	2017	$ Change	% Change
Cash and cash equivalents	$132.5	$121.6	$10.9	9.0%
Restricted cash	0.6	3.8	(3.2)	(84.2%)
Accounts receivable, net	546.6	524.9	21.7	4.1%
Unbilled receivables	116.6	—	116.6	NM
Inventories, net	835.7	738.9	96.8	13.1%
Deferred charges and prepaid expenses	28.2	29.7	(1.5)	(5.1%)
Other current assets	77.0	81.2	(4.2)	(5.2%)
Total current assets	$1,737.2	$1,500.1	$237.1	15.8%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Accounts receivable increased primarily due to higher sales in December 2018 compared to December 2017, an increase in average days outstanding, which includes the impact of acquisitions in 2018, partially offset by the reclassification of revenue recognized in excess of billings to Unbilled receivables under the Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("new revenue standard") and the impact of foreign currency exchange rate changes of $19.3 million.

Unbilled receivables is now presented on the Consolidated Balance Sheet due to the adoption of the new revenue standard, including revenue recognized in excess of billings. Prior to the adoption of the new revenue standard, the Company recognized a portion of its revenues on the percentage-of-completion method. As of December 31, 2017, revenue recognized in excess of billings of $67.3 million related to these revenues was included in "Accounts receivable, less allowances" on the Consolidated Balance Sheet. In accordance with the new revenue standard, $72.7 million of revenue recognized in excess of billings related to these revenues are included in "Unbilled receivables" on the Consolidated Balance Sheet at December 31, 2018. In addition, as part of the adoption of the new revenue standard, the Company identified other customer arrangements in which there is continuous transfer of control to the customer, resulting in an additional $43.9 million of unbilled receivables as of December 31, 2018. Refer to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for additional information.

Inventories increased due to the impact of higher production to meet anticipated customer demand and $61.6 million from the businesses acquired during 2018, partially offset by the impact of foreign currency exchange rate changes of $30.4 million.

Property, Plant and Equipment, Net:

	December 31,
	2018	2017	$ Change	% Change
Property, plant and equipment	$2,486.5	$2,405.6	$80.9	3.4%
Less: accumulated depreciation	(1,574.4)	(1,541.4)	(33.0)	(2.1%)
Property, plant and equipment, net	$912.1	$864.2	$47.9	5.5%
The increase in property, plant and equipment, net in 2018 was primarily due to capital expenditures of $106.7 million and $71.7 million from businesses acquired in 2018, partially offset by depreciation of $99.3 million and the net impact of foreign currency exchange rate changes of $29.5 million in 2018.

Other Assets:

	December 31,
	2018	2017	$ Change	% Change
Goodwill	$960.5	$511.8	$448.7	87.7%
Other intangible assets	733.2	420.6	312.6	74.3%
Non-current pension assets	6.2	19.7	(13.5)	(68.5%)
Deferred income taxes	59.0	61.0	(2.0)	(3.3%)
Other non-current assets	37.0	25.0	12.0	48.0%
Total other assets	$1,795.9	$1,038.1	$757.8	73.0%
The increase in goodwill in 2018 was primarily due to acquisitions in 2018. The increase in other intangible assets was primarily due to acquisitions of $372.6 million in 2018, partially offset by amortization of $46.8 million and the impact of foreign currency exchange rate changes of $10.6 million in 2018. The decrease in non-current pension assets was primarily due to a decrease in the Company's United Kingdom defined benefit pension plan discount rates and by a change in funded status of two of the Company's U.S. defined benefit pension plans from overfunded to underfunded. The increase in other non-current assets is primarily due to the acquisitions in 2018.

Current Liabilities:

	December 31,
	2018	2017	$ Change	% Change
Short-term debt	$33.6	$105.4	$(71.8)	(68.1%)
Current portion of long-term debt	9.4	2.7	6.7	248.1%
Accounts payable	273.2	265.2	8.0	3.0%
Salaries, wages and benefits	174.9	127.9	47.0	36.7%
Income taxes payable	23.5	9.8	13.7	139.8%
Other current liabilities	171.0	160.7	10.3	6.4%
Total current liabilities	$685.6	$671.7	$13.9	2.1%
The decrease in short-term debt was primarily due to the reclassification of borrowings under the Company's Asset Securitization Agreement (the "Accounts Receivable Facility") from short-term debt to long-term debt due to the renewal of the Accounts Receivable Facility for a period of three years (until November 30, 2021) in the third quarter of 2018 and lower borrowings under foreign lines of credit. The increase in accrued salaries, wages and benefits was primarily due to the reclassification of $22.5 million from non-current pension liabilities to current pension liabilities, most of which relates to the expected 2019 payout of deferred compensation to a former executive officer of the Company, as well as higher accruals for incentive compensation and the impact of acquisitions in 2018.

Non-Current Liabilities:

	December 31,
	2018	2017	$ Change	% Change
Long-term debt	$1,638.6	$854.2	$784.4	91.8%
Accrued pension cost	161.3	167.3	(6.0)	(3.6%)
Accrued postretirement benefits cost	108.7	122.6	(13.9)	(11.3%)
Deferred income taxes	138.0	44.0	94.0	213.6%
Other non-current liabilities	70.3	67.7	2.6	3.8%
Total non-current liabilities	$2,116.9	$1,255.8	$861.1	68.6%
The increase in long-term debt was primarily due to the issuance of $400 million aggregate principal amount of senior notes due 2028 ("2028 Notes") and $350 million of borrowings under the variable-rate term loan due in 2023 ("2023 Term Loan") used to finance the Rollon and Cone Drive acquisitions, as well as the reclassification of borrowings under the Company's Accounts Receivable Facility from short-term debt to long-term debt due to the renewal of this facility for a period of three years (until November 30, 2021).
The decrease in accrued pension costs was primarily due the reclassification of $22.5 million from non-current pension liabilities to current pension liabilities, most of which relates to the expected 2019 payout of deferred compensation to a former executive officer of the Company, partially offset by a change in funded status of two of the Company's U.S. defined benefit pension plans from overfunded to underfunded.
The decrease in accrued postretirement benefit costs was primarily due to an increase in the discount rate used to measure the Company's postretirement benefit plan obligation and the results of an opt out program offered to current retirees, partially offset by lower than expected asset returns and postretirement accrual additions through acquisitions in 2018. The increase in deferred income taxes was primarily due to recording of deferred tax liabilities for non-deductible intangible assets from acquisitions in 2018.

Shareholders’ Equity:

	December 31,
	2018	2017	$ Change	% Change
Common stock	$1,005.0	$956.9	$48.1	5.0%
Earnings invested in the business	1,630.2	1,408.4	221.8	15.7%
Accumulated other comprehensive loss	(95.3)	(38.3)	(57.0)	148.8%
Treasury shares	(960.3)	(884.3)	(76.0)	(8.6%)
Noncontrolling interest	63.1	32.2	30.9	96.0%
Total equity	$1,642.7	$1,474.9	$167.8	11.4%
Earnings invested in the business in 2018 increased primarily by net income attributable to the Company of $302.8 million, partially offset by dividends declared of $85.7 million. The increase in accumulated other comprehensive loss was primarily due to foreign currency adjustments of $60.5 million. See "Other Disclosures - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The increase in treasury shares was primarily due to the Company's purchase of 2.3 million of its common shares for $98.5 million, partially offset by $22.4 million of net shares issued for stock compensation plans for 2018. The increase in noncontrolling interest was primarily due to the shares of Timken India used for the acquisition of ABC Bearings.

CASH FLOWS

	2018	2017	$ Change
Net cash provided by operating activities	$332.5	$236.8	$95.7
Net cash used in investing activities	(865.2)	(448.7)	(416.5)
Net cash provided by financing activities	553.1	168.2	384.9
Effect of exchange rate changes on cash	(12.7)	17.6	(30.3)
Increase (decrease) in cash and cash equivalents	$7.7	$(26.1)	$33.8

Operating Activities:
The increase in net cash provided by operating activities in 2018 compared with 2017 was primarily due to higher net income of $103.2 million and the favorable impact of income taxes on cash of $17.1 million and other balance sheet line items, partially offset by an increase in cash used for working capital items of $95.9 million. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.

The following chart displays the impact of working capital items on cash during 2018 and 2017, respectively:

	2018	2017	$ Change
Cash (Used) provided:
Accounts receivable	$(66.4)	$(42.3)	$(24.1)
Unbilled receivables	(21.8)	—	(21.8)
Inventories	(87.1)	(132.1)	45.0
Trade accounts payable	(20.2)	70.7	(90.9)
Other accrued expenses	32.2	36.3	(4.1)
Cash used in working capital items	$(163.3)	$(67.4)	$(95.9)

The following table displays the impact of income taxes on cash during 2018 and 2017, respectively:

	2018	2017	$ Change
Accrued income tax expense	$102.6	$57.6	$45.0
Income tax payments	(121.3)	(89.9)	(31.4)
Other miscellaneous	(0.8)	(4.3)	3.5
Change in income taxes	$(19.5)	$(36.6)	$17.1

Investing Activities:
The increase in net cash used in investing activities in 2018 compared with 2017 was primarily due to a $418.6 million increase in cash used for acquisitions and $7.9 million increase in cash used in capital expenditures when compared to the prior year, partially offset by $14.0 million in cash proceeds from the divestiture of the ICT Business.

Financing Activities:
The increase in net cash provided by financing activities in 2018 compared with 2017 was primarily due to an increase in net borrowings of $455.5 million needed to fund the Cone Drive and Rollon acquisitions in 2018, partially offset by an increase in cash used for share repurchases of $55.1 million and a reduction in proceeds from stock option activity of $20.1 million during 2018 compared with 2017.

LIQUIDITY AND CAPITAL RESOURCES

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	December 31,
	2018	2017
Short-term debt	$33.6	$105.4
Current portion of long-term debt	9.4	2.7
Long-term debt	1,638.6	854.2
Total debt	$1,681.6	$962.3
Less: Cash and cash equivalents	132.5	121.6
Restricted cash	0.6	3.8
Net debt	$1,548.5	$836.9

Ratio of Net Debt to Capital:

	December 31,
	2018	2017
Net debt	$1,548.5	$836.9
Total equity	1,642.7	1,474.9
Capital (net debt + total equity)	$3,191.2	$2,311.8
Ratio of net debt to capital	48.5%	36.2%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At December 31, 2018, $130.0 million of the Company's $132.5 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Amended and Restated Credit Agreement ("Senior Credit Facility") or Accounts Receivable Facility in order to minimize total interest expense. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through the term of the Senior Credit Facility and expects to renew the Senior Credit Facility prior to its maturity in June 2020.

On September 28, 2018, the Company renewed its $100 million Accounts Receivable Facility, which now matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at December 31, 2018. As of December 31, 2018, the Company had $75.0 million in outstanding borrowings, which reduced the availability under the facility to $25.0 million. The interest rate on the Accounts Receivable Facility is variable and was 3.22% as of December 31, 2018, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500.0 million Senior Credit Facility that matures on June 19, 2020. At December 31, 2018, the Senior Credit Facility had outstanding borrowings of $43.9 million, which reduced the availability to $456.1 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of December 31, 2018, the Company’s consolidated leverage ratio was 2.45 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2018, the Company’s consolidated interest coverage ratio was 13.74 to 1.0.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company’s debt rating. The average rate on outstanding U.S. Dollar borrowings was 3.40% and the average rate on outstanding Euro borrowings was 1.10% as of December 31, 2018. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to approximately $273.4 million. Most of these credit lines are uncommitted. At December 31, 2018, the Company had borrowings outstanding of $33.6 million and bank guarantees of $0.4 million, which reduced the aggregate availability under these facilities to $239.4 million.

On September 6, 2018, the Company issued the 2028 Notes in the aggregate principal amount of $400 million. On September 11, 2018, the Company entered into the 2023 Term Loan and borrowed $350 million. Proceeds from the 2028 Notes and the 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. Refer to Note 9 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

On September 7, 2017, the Company issued senior unsecured notes that mature on September 7, 2027 (the "2027 Notes") in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into a variable-rate €100 million term loan that matures on September 18, 2020 (the "2020 Term Loan"). On June 14, 2018, the Company repaid approximately €6.5 million under the 2020 Term Loan, reducing the principal balance to €93.5 million as of December 31, 2018. Proceeds from the 2027 Notes and the 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the acquisition of Groeneveld, which closed on July 3, 2017.

All of these debt instruments, except the 2028 Notes, have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are similar to those in the Senior Credit Facility. At December 31, 2018, the Company was in full compliance with both of these covenants. The 2028 Notes have no specific financial covenants.

The Company expects to generate operating cash of approximately $450 million in 2019, an increase from 2018 of approximately $118 million or 35%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures to be approximately $150 million in 2019, compared with $113 million in 2018.

CONTRACTUAL OBLIGATIONS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2018 were as follows:

Payments due by period:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$443.2	$63.8	$122.8	$111.5	$145.1
Long-term debt, including current portion	1,648.0	9.4	230.2	338.9	1,069.5
Short-term debt	33.6	33.6	—	—	—
Purchase commitments	40.3	34.5	4.1	1.7	—
Operating leases	114.8	36.1	44.0	17.2	17.5
Retirement benefits	242.7	39.9	38.1	27.1	137.6
Total	$2,522.6	$217.3	$439.2	$496.4	$1,369.7

The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 9 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.
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

In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans.  Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. Refer to Note 12 - Retirement Benefit Plans and Note 13 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
During 2018, the Company made cash contributions of approximately $11.3 million to its global defined benefit pension plans and $7.4 million to its other postretirement benefit plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $34 million in 2019, most of which relates to the expected 2019 payout of deferred compensation to a former executive officer of the Company. The Company also expects to make payments of approximately $5 million to its other postretirement benefit plans in 2019. Excluding Mark-to-Market Charges, the Company expects slightly lower pension expense in 2019. Mark-to-Market Charges are not accounted for in the 2019 outlook because the amount will not be known until the fourth quarter of 2019, or on an interim basis if specific events trigger a remeasurement. Refer to Note 12 - Retirement Benefit Plans and Note 13 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Refer to Note 10 - Contingencies and Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements for additional information regarding the Company's exposure for certain legal and tax matters.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

New Accounting Guidance Issued and Not Yet Adopted

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

Revenue is recognized when performance obligations under the terms of a contract with a customer of the Company are satisfied. Refer to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion around the Company's revenue policy.

Unbilled Receivables:
"Unbilled receivables" on the Consolidated Balance Sheet primarily include unbilled amounts typically resulting from sales under long-term contracts when the following conditions exist; (i) cost-to-cost method of revenue recognition is utilized; (ii) the revenue recognized exceeds the amount billed to the customer; and (iii) the right to payment is primarily subject only to the passage of time. The amounts recorded for unbilled amounts do not exceed their net realizable value. Refer to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion around the Company's policy relating to "Unbilled receivables".

Inventory:
Inventories are valued at the lower of cost or market, with approximately 56% valued by the first-in, first-out ("FIFO") method and the remaining 44% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized a decrease in its LIFO reserve of $6.2 million during 2018 compared to an increase in its LIFO reserve of $4.7 million during 2017.

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

Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. The Company chose to utilize this qualitative assessment in the annual goodwill impairment testing of the Mobile Industries, Aerospace Bearing Inspection, Process Industries, Industrial Services and Lubrication Systems reporting units in the fourth quarter of 2018. Based on this qualitative assessment, the Company concluded that it was more likely than not that the fair values of these reporting units were exceeding their respective carrying values.

The Company chose to perform a quantitative goodwill impairment analysis in the annual goodwill impairment testing of the Aerospace Drive Systems reporting unit with a goodwill balance of $1.8 million. The quantitative goodwill impairment analysis compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, impairment exists and must be recognized.

The Company prepares its quantitative goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), with its carrying value. The income approach requires several assumptions including future sales growth, EBIT margins and capital expenditures. The Company’s Aerospace Drive Systems reporting unit provided their forecast of results for the next four years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the four years forecast by the reporting units), as well as projections of future operating margins (for the period beyond the forecast four years). During the fourth quarter of 2018, the Company used a discount rate for the Aerospace Drive Systems reporting unit of 13.0% and a terminal revenue growth rate of 2.0%. The quantitative analysis using these assumptions supported the Company's conclusion that the fair value of this reporting unit exceeded its carrying value.

As of December 31, 2018, the Company had $960.5 million of goodwill on its Consolidated Balance Sheet, of which $349.7 million was attributable to the Mobile Industries segment and $610.8 million was attributable to the Process Industries segment. See Note 8 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for the carrying amount of goodwill by segment. Material goodwill does not exist at reporting units that are at risk of failing the quantitative goodwill impairment analysis.

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

The Company, which is subject to income taxes in the United States and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. There were no valuation allowance reversals in 2018 and 2016. The Company recorded $12.6 million of tax benefit related to the reversal of valuation allowances in 2017. Refer to Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the valuation allowance reversals.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2018, the Company recorded $3.2 million of net tax benefits for uncertain tax positions which consisted of $6.6 million related to the net reversal of accruals for prior year uncertain tax positions and settlements with tax authorities. This benefit was partially offset by $3.4 million of increases to current and prior year uncertain tax positions. The Company also recorded $14.8 million of uncertain tax positions related to prior years for acquisitions made during 2018.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, the accounting for the tax effects of U.S. Tax Reform is complete as of December 31, 2018. Refer to Note 16 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the uncertain tax positions reserve reversals.

Purchase accounting and business combinations:
Assets acquired and liabilities assumed as part of a business combination are recognized at their acquisition date fair values. Refer to Note 1 - Significant Accounting Policies for further discussion regarding the fair value process and Note 2 - Acquisitions and Divestitures for further discussion regarding assumptions and estimates.

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

The Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement.

Defined Benefit Pension Plans:
The Company recognized actuarial losses of $38.8 million during 2018 primarily due to lower than expected returns on plan assets of $83.4 million driven by negative returns on fixed income investments offset by the increase in discount rates used to measure the obligation of $62.4 million. The impact of experience losses and other changes in valuation assumptions resulted in losses of approximately $17.8 million. The discount rate used to measure the U.S. obligation increased by 56 basis points compared to 2017.

In 2019, the Company expects net periodic benefit cost of $9.2 million for defined benefit pension plans, compared with net periodic benefit cost of $35.0 million in 2018. Net periodic benefit cost for 2019 does not include Mark-to-Market Charges that will be recognized immediately through earnings in the fourth quarter of 2019, or on an interim basis if specific events trigger a remeasurement. Excluding the actuarial losses of $38.8 million recognized in 2018, the expected net periodic benefit cost of $9.2 million in 2019 compares to net periodic benefit cost of $6.4 million in 2018 as the Company expects lower expected return on plan assets of $4.9 million, partially offset by lower service costs of $2.2 million.

The Company expects to contribute to its defined benefit pension plans or pay directly to participants of defined benefit plans approximately $34.0 million in 2019 compared with $11.3 million in 2018. The increase in 2019 planned employer contributions/payments is primarily due to the expected payout of deferred compensation to a former executive officer of the Company.
For expense purposes in 2018, the Company applied a weighted-average discount rate of 3.80% to its U.S. defined benefit pension plans. For expense purposes in 2019, the Company will apply a weighted-average discount rate of 4.36% to its U.S. defined benefit pension plans.
For expense purposes in 2018, the Company applied an expected weighted-average rate of return of 5.78% for the Company’s U.S. pension plan assets. For expense purposes in 2019, the Company will apply an expected weighted-average rate of return on plan assets of 6.12%.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation ("PBO") and 2018 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2018	Change to
	Change	PBO	2018 Expense
Assumption:
Discount rate	+/- 0.25%	$16.6	$16.6
Actual return on plan assets	+/- 0.25%	N/A	1.0
Expected return on assets	+/- 0.25%	N/A	—

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $16.6 million and decrease income before income taxes by $16.6 million. Defined benefit pension plans in the United States represent 66% of the Company's benefit obligation and 64% of the fair value of the Company's plan assets at December 31, 2018.

Other Postretirement Benefit Plans:
The Company recognized actuarial gains of $16.7 million during 2018 primarily due to the impact of a 73 basis point increase in the discount rate used to measure the Company's defined benefit postretirement obligation and due to a number of participants opting out of coverage from the plans in response to a financial incentive program offered to eligible participants of the Company's retiree health and life insurance plans. The Company recognized actuarial gains of $10.6 million as a result of the increase in the discount rate and $10.4 million as a result of the impact of the opt-out program.

In 2019, the Company expects net periodic benefit cost of $2.4 million for other postretirement benefit plans, compared to net periodic benefit credit of $14.4 million in 2018. Net periodic benefit cost for 2019 does not include Mark-to-Market Charges that will be recognized immediately through earnings in the fourth quarter of 2019, or on an interim basis if specific events trigger a remeasurement. Excluding the actuarial gain of $16.7 million recognized in 2018, the expected net periodic benefit cost of $2.4 million in 2019 compares to net periodic benefit cost of $2.4 million in 2018 as the Company expects lower amortization of prior service cost of $0.5 million, partially offset by a lower expected return on plan assets of $0.5 million. The lower expected return on plan assets is primarily due to a reduction in return on assets in the Company's Voluntary Employee Beneficiary Association ("VEBA") trust in 2018 that will affect the expected return on plan assets in 2019.

For expense purposes in 2018, the Company applied a discount rate of 3.57% to its other postretirement benefit plans. For expense purposes in 2019, the Company will apply a discount rate of 4.30% to its other postretirement benefit plans. For expense purposes in 2018, the Company applied an expected rate of return of 4.50% to the VEBA trust assets. For expense purposes in 2019, the Company will apply an expected rate of return of 4.85% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation ("ABO") and 2018 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2018	Change to
	Change	ABO	2018 Expense
Assumption:
Discount rate	+/- 0.25%	$3.2	$3.2
Actual return on plan assets	+/- 0.25%	N/A	0.2
Expected return on assets	+/- 0.25%	N/A	—

In the table above, a 25 basis point decrease in the discount rate will increase the ABO by $3.2 million and decrease income before income taxes by $3.2 million.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical and prescription drug benefits of 6.00% for 2019, declining steadily for the next six years to 5.00%; and 8.00% for HMO benefits for 2019, declining gradually for the next 13 years to 5.0%. The assumed health care cost trend rate may have a significant effect on the amounts reported.  A one percentage point increase in the assumed health care cost trend rate would have increased the 2018 total service and interest cost components by $0.2 million and would have increased the postretirement obligation by $3.3 million. A one percentage point decrease would provide corresponding reductions of $0.1 million and $3.0 million, respectively.

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

The Company recognized a foreign currency exchange impact resulting from transactions of $1.3 million of income, $3.7 million and $5.6 million of expense for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, the Company recorded a negative non-cash foreign currency translation adjustment of $60.5 million that decreased shareholders’ equity, compared with a positive non-cash foreign currency translation adjustment of $44.7 million that increased shareholders’ equity for the year ended December 31, 2017. The foreign currency translation adjustments for the year ended December 31, 2018 were impacted negatively by the strengthening of the U.S. dollar relative to other currencies as of December 31, 2018 compared to December 31, 2017.

Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the U.S.

Quarterly Dividend:
On February 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share. The quarterly dividend will be paid on March 4, 2019 to shareholders of record as of February 20, 2019. This will be the 387th consecutive quarterly dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2018 Annual Report to Shareholders that are not historical in nature (including the Company’s forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

(f)	the Company’s ability to maintain appropriate relations with unions or works councils that represent Company associates in certain locations in order to avoid disruptions of business;

(g)	unanticipated litigation, claims or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

(h)
changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect: the Company’s cost of funds and/or ability to raise capital; as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

(i)	the Company's ability to satisfy its obligations under its debt agreements, as well as its ability to renew or refinance borrowings on favorable terms;

(j)	the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by its international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact from our variable rate debt would be an increase in interest expense of $6.1 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.

Foreign Currency Exchange Rate Change Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2018, there were $218.8 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $19.6 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions, except per share data)
Net sales	$3,580.8	$3,003.8	$2,669.8
Cost of products sold	2,540.7	2,191.7	1,963.5
Gross Profit	1,040.1	812.1	706.3
Selling, general and administrative expenses	580.7	508.3	440.2
Impairment and restructuring charges	4.9	4.3	21.7
Operating Income	454.5	299.5	244.4
Interest expense	(51.7)	(37.1)	(33.5)
Interest income	2.1	2.9	1.9
Continued Dumping and Subsidy Offset Act income, net	—	—	59.6
Non-service pension and other postretirement costs	(6.2)	(15.0)	(69.9)
Other income (expense), net	9.4	9.6	(0.9)
Income Before Income Taxes	408.1	259.9	201.6
Provision for income taxes	102.6	57.6	60.5
Net Income	305.5	202.3	141.1
Less: Net income (loss) attributable to noncontrolling interest	2.7	(1.1)	0.3
Net Income Attributable to The Timken Company	$302.8	$203.4	$140.8

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$3.93	$2.62	$1.79

Diluted earnings per share	$3.86	$2.58	$1.78

Dividends per share	$1.11	$1.07	$1.04
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
Net Income	$305.5	$202.3	$141.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(67.4)	47.1	(22.8)
Pension and postretirement liability adjustment	0.4	(1.8)	1.1
Change in fair value of derivative financial instruments	3.8	(3.3)	0.1
Other comprehensive (loss) income, net of tax	(63.2)	42.0	(21.6)
Comprehensive Income, net of tax	242.3	244.3	119.5
Less: comprehensive (loss) income attributable to noncontrolling interest	(4.2)	1.3	2.0
Comprehensive Income Attributable to The Timken Company	$246.5	$243.0	$117.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2018	2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$132.5	$121.6
Restricted cash	0.6	3.8
Accounts receivable, less allowances (2018 - $21.9 million; 2017 - $20.3 million)	546.6	524.9
Unbilled receivables	116.6	—
Inventories, net	835.7	738.9
Deferred charges and prepaid expenses	28.2	29.7
Other current assets	77.0	81.2
Total Current Assets	1,737.2	1,500.1
Property, Plant and Equipment, Net	912.1	864.2
Other Assets
Goodwill	960.5	511.8
Other intangible assets	733.2	420.6
Non-current pension assets	6.2	19.7
Deferred income taxes	59.0	61.0
Other non-current assets	37.0	25.0
Total Other Assets	1,795.9	1,038.1
Total Assets	$4,445.2	$3,402.4
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$33.6	$105.4
Current portion of long-term debt	9.4	2.7
Accounts payable, trade	273.2	265.2
Salaries, wages and benefits	174.9	127.9
Income taxes payable	23.5	9.8
Other current liabilities	171.0	160.7
Total Current Liabilities	685.6	671.7
Non-Current Liabilities
Long-term debt	1,638.6	854.2
Accrued pension cost	161.3	167.3
Accrued postretirement benefits cost	108.7	122.6
Deferred income taxes	138.0	44.0
Other non-current liabilities	70.3	67.7
Total Non-Current Liabilities	2,116.9	1,255.8
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2018 - 98,375,135; 2017 - 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	951.9	903.8
Earnings invested in the business	1,630.2	1,408.4
Accumulated other comprehensive loss	(95.3)	(38.3)
Treasury shares at cost (2018 - 22,421,213; 2017 - 20,672,133 shares)	(960.3)	(884.3)
Total Shareholders’ Equity	1,579.6	1,442.7
Noncontrolling interest	63.1	32.2
Total Equity	1,642.7	1,474.9
Total Liabilities and Equity	$4,445.2	$3,402.4

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$302.8	$203.4	$140.8
Net income (loss)attributable to noncontrolling interest	2.7	(1.1)	0.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.0	137.7	131.7
Impairment charges	1.3	0.1	3.9
Loss (gain) on sale of assets	0.3	(2.1)	1.6
Loss on divestitures	0.8	—	—
Deferred income tax benefit	(21.4)	(0.4)	(15.0)
Stock-based compensation expense	32.3	24.7	14.1
Pension and other postretirement expense	20.7	28.9	84.0
Pension contributions and other postretirement benefit contributions	(18.7)	(23.9)	(24.7)
Changes in operating assets and liabilities:
Accounts receivable	(66.4)	(42.3)	20.3
Unbilled receivables	(21.8)	—	—
Inventories	(87.1)	(132.1)	10.1
Accounts payable, trade	(20.2)	70.7	12.2
Other accrued expenses	32.2	36.3	(2.8)
Income taxes	1.9	(36.2)	23.5
Other, net	27.1	(26.9)	3.9
Net Cash Provided by Operating Activities	332.5	236.8	403.9

Investing Activities
Capital expenditures	(112.6)	(104.7)	(137.5)
Acquisitions, net of cash acquired of $30.1 million in 2018, $35.4 million in 2017 and $2.5 million in 2016	(765.4)	(346.8)	(72.6)
Proceeds from disposals of property, plant and equipment	1.5	7.1	1.5
Proceeds from divestitures	14.0	—	—
Investments in short-term marketable securities, net	(2.8)	(3.6)	(2.6)
Other	0.1	(0.7)	0.2
Net Cash Used in Investing Activities	(865.2)	(448.7)	(211.0)

Financing Activities
Cash dividends paid to shareholders	(85.7)	(83.3)	(81.6)
Purchase of treasury shares	(98.5)	(43.4)	(101.0)
Proceeds from exercise of stock options	12.8	32.9	4.3
Shares surrendered for taxes	(5.4)	(11.4)	(1.9)
Proceeds from long-term debt	1,391.1	927.8	340.5
Payments on long-term debt	(663.8)	(684.5)	(345.3)
Deferred financing costs	(1.2)	(1.2)	—
Accounts receivable facility financing borrowings	152.0	56.7	50.0
Accounts receivable facility financing payments	(139.9)	(42.7)	(50.1)
Short-term debt activity, net	(6.7)	19.9	7.2
Other	(1.6)	(2.6)	9.1
Net Cash Provided by (Used in) Financing Activities	553.1	168.2	(168.8)
Effect of exchange rate changes on cash	(12.7)	17.6	(2.4)
Increase (decrease) In Cash, Cash Equivalents and Restricted Cash	7.7	(26.1)	21.7
Cash, cash equivalents and restricted cash at beginning of year	125.4	151.5	129.8
Cash, Cash Equivalents and Restricted Cash at End of Year	$133.1	$125.4	$151.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2016
Balance at January 1, 2016	$1,349.6	$53.1	$905.1	$1,230.1	$(54.6)	$(804.3)	$20.2
Net income	141.1			140.8			0.3
Foreign currency translation adjustments	(22.8)				(24.5)		1.7
Pension and other postretirement liability adjustment (net of income tax expense of $13.1 million)	1.1				1.1
Change in fair value of derivative financial instruments, net of reclassifications	0.1				0.1
Investment in joint venture by noncontrolling interest party	9.3						9.3
Dividends declared to noncontrolling interest	(0.3)						(0.3)
Dividends – $1.04 per share	(81.6)			(81.6)
Excess tax benefit from stock compensation	(1.1)		(1.1)
Stock-based compensation expense	14.1		14.1
Purchase of treasury shares	(101.0)					(101.0)
Stock option exercise activity	4.3		(2.5)			6.8
Restricted share activity	—		(8.7)			8.7
Shares surrendered for taxes	(1.9)					(1.9)
Balance at December 31, 2016	$1,310.9	$53.1	$906.9	$1,289.3	$(77.9)	$(891.7)	$31.2
Year Ended December 31, 2017
Cumulative effect of ASU 2016-09	0.5		1.5	(1.0)
Net income (loss)	202.3			203.4			(1.1)
Foreign currency translation adjustments	47.1				44.7		2.4
Pension and other postretirement liability adjustment (net of $1.1 income tax benefit)	(1.8)				(1.8)
Change in fair value of derivative financial instruments, net of reclassifications	(3.3)				(3.3)
Dividends declared to noncontrolling interest	(0.3)						(0.3)
Dividends – $1.07 per share	(83.3)			(83.3)
Stock-based compensation expense	24.7		24.7
Purchase of treasury shares	(43.4)					(43.4)
Stock option exercise activity	32.9		(10.7)			43.6
Restricted share activity	—		(18.6)			18.6
Shares surrendered for taxes	(11.4)					(11.4)
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Year Ended December 31, 2018
Cumulative effect of the new revenue standard (net of income tax benefit of $1.5 million)	4.0			4.0
Cumulative effect of ASU 2018-02	—			0.7	(0.7)
Net income	305.5			302.8			2.7
Foreign currency translation adjustments	(67.4)				(60.5)		(6.9)
Pension and other postretirement liability adjustment (net of $0.5 income tax expense)	0.4				0.4
Change in fair value of derivative financial instruments, net of reclassifications	3.8				3.8
Shares issued for the acquisition of ABC Bearings	66.0		30.9				35.1
Dividends – $1.11 per share	(85.7)			(85.7)
Stock-based compensation expense	32.3		32.3
Purchase of treasury shares	(98.5)					(98.5)
Stock option exercise activity	12.8		(3.8)			16.6
Restricted share activity	—		(11.3)			11.3
Shares surrendered for taxes	(5.4)					(5.4)
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
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

•
For U.S. government contracts, the customer is allowed to unilaterally terminate the contract for convenience, and is required to pay the Company for costs incurred plus a reasonable margin and can take control of any work in process.

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

The pricing and payment terms for non-U.S. government contracts are based on the Company's standard terms and conditions or the result of specific negotiations with each customer. The Company's standard terms and conditions require payment 30 days from the invoice date, but the timing of payment for specific negotiated terms may vary. The Company also has both prime and subcontracts in support of the provision of goods and services to the U.S. government. Certain of these contracts are subject to the Federal Acquisition Regulation ("FAR") and are priced commercially based on a competitive market. Under the payment terms of those U.S. government fixed-price contracts, the customer pays the Company performance-based payments, which are interim payments of up to 80% of the contract price for costs incurred to date based on quantifiable measures of performance or on the achievement of specified events or milestones. Because the customer retains a portion of the contract price until completion of such contracts, certain of these U.S. government fixed-price contracts result in revenue recognized in excess of billings, which is presented within "Unbilled Receivables" on the Consolidated Balance Sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Note 1 – Significant Accounting Policies (continued)

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. As a practical expedient, the Company may exclude an assessment of whether promised goods or services are performance obligations, if such promised goods and services are immaterial to the customer contract taken as a whole, and combine these with other performance obligations. The Company has elected to recognize incremental costs incurred to obtain contracts, which primarily represent commissions paid to third-party sales agents where the amortization period would be less than one year, as SG&A expenses in the Consolidated Statement of Income as incurred. The Company has also elected not to adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Finally, the Company's policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.

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

Contracts are occasionally modified to account for changes in contract specifications, requirements, and pricing. The Company considers contract modifications to exist when the modification either creates new enforceable rights and obligations or changing existing ones. Substantially all of the Company's contract modifications are for goods or services that are distinct from the existing contract. Therefore, the effect of a contract modification on the transaction price and the Company's measure of progress for the performance obligation to which it relates is generally recognized on a prospective basis.

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash:
Cash of $0.6 million and $3.8 million at December 31, 2018 and 2017, respectively, was restricted. The decrease was primarily due to cash previously restricted for bank guarantees of $3.0 million and a reduction of unclaimed dividends by foreign subsidiaries to minority shareholders of $0.3 million.

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

Note 1 – Significant Accounting Policies (continued)

Prior to the adoption of the new revenue standard, the Company recognized a portion of its revenues on the percentage-of-completion method. As of December 31, 2017, revenue recognized in excess of billings of $67.3 million under the percentage-of-completion method were included in "Accounts receivable, less allowances" on the Consolidated Balance Sheet. In accordance with the new revenue standard, $72.7 million of revenue recognized in excess of billings related to such revenues are included in "Unbilled receivables" on the Consolidated Balance Sheet at December 31, 2018.

Unbilled Receivables:
"Unbilled receivables" on the Consolidated Balance Sheet primarily include unbilled amounts typically resulting from sales under long-term contracts when the following conditions exist; (i) cost-to-cost method of revenue recognition is utilized; (ii) the revenue recognized exceeds the amount billed to the customer; and (iii) the right to payment is primarily subject only to the passage of time. The amounts recorded for unbilled amounts do not exceed their net realizable value.

The $116.6 million balance of "Unbilled receivables" at December 31, 2018 resulted from the adoption of the new revenue standard. As discussed above, this included $72.7 million of unbilled receivables formerly accounted for under the percentage of completion method and previously included in "Accounts receivable, less allowances". In addition, as part of the adoption of the new revenue standard, the Company identified other customer arrangements in which there is continuous transfer of control to the customer, resulting in the recognition of an additional $43.9 million of unbilled receivables as of December 31, 2018.

Inventories:
Inventories are valued at the lower of cost or net realizable value, with approximately 56% valued by the FIFO method and the remaining 44% valued by the LIFO method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method.

Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2018 and 2017 with a fair value and cost basis of $21.8 million and $16.4 million, respectively, which were included in other current assets on the Consolidated Balance Sheets.

Property, Plant and Equipment:
Property, plant and equipment, net is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, three to 10 years for computer software and three to 20 years for machinery and equipment.

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

Note 1 – Significant Accounting Policies (continued)

Purchase accounting and business combinations:
Assets acquired and the liabilities assumed as part of a business combination are recognized at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company considers inputs to value the assets and liabilities by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions. The valuation inputs in these analyses are based on market participant assumptions.  The Company may refine these estimates and record adjustments to an asset or liability with the offset to goodwill during the measurement period, which may be up to one year from the acquisition date.  Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s Consolidated Statements of Income. Refer to Note 2 - Acquisitions and Divestitures for additional details.

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

Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Translation adjustments for assets and liabilities are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income. The Company recognized a foreign currency exchange loss resulting from transactions of $1.3 million, $3.7 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Pension and Other Postretirement Benefits:
The Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement.

With the adoption of ASU 2017-07 on January 1, 2018, service cost is included in other employee compensation costs within operating income and is the only component of net periodic benefit cost that may be capitalized when applicable. The other components of net periodic benefit cost are presented outside of operating income. Also, actuarial gains and losses are excluded from segment results, while all other components of net periodic benefit cost will continue to be included within segment results. These changes in accounting principles were applied retrospectively; therefore, prior period amounts impacted have been revised accordingly herein. For further information, refer to the description of new accounting guidance adopted below.

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

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

Revenue recognition

The new revenue standard introduces a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. For further information about the Company's revenues from contracts with customers, refer to Note 14 - Revenue.

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

Note 1 – Significant Accounting Policies (continued)

The cumulative effect of changes made to the balance sheet as of January 1, 2018 for the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Effect of Accounting Change	Balance at January 1, 2018
ASSETS
Accounts receivable, less allowances	$524.9	$(67.3)	$457.6
Unbilled receivables	—	95.7	95.7
Inventories, net	738.9	(22.9)	716.0
Other current assets	81.2	3.0	84.2
Deferred income taxes	61.0	(1.5)	59.5
LIABILITIES
Other current liabilities	160.7	3.0	163.7
EQUITY
Earnings invested in the business	1,408.4	4.0	1,412.4

The tables below reflect changes to financial statement line items as a result of adopting the new revenue standard. The adoption of the new revenue standard did not have an impact on "Net cash used in operating activities" on the Consolidated Statement of Cash Flows for the year ended December 31, 2018.

Consolidated Statement of Income for the year ended December 31, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net sales	$3,566.7	$14.1	$3,580.8
Cost of products sold	2,532.5	8.2	2,540.7
Selling, general, and administrative expenses	578.9	1.8	580.7
Income before income taxes	404.0	4.1	408.1
Provision for income taxes	101.6	1.0	102.6
Net income	302.4	3.1	305.5
Net income attributable to The Timken Company	299.7	$3.1	$302.8
Basic earnings per share	$3.89	$0.04	$3.93
Diluted earnings per share	$3.82	$0.04	$3.86

Note 1 – Significant Accounting Policies (continued)

Consolidated Balance Sheet as of December 31, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
ASSETS
Accounts receivable, less allowances	$619.3	$(72.7)	$546.6
Unbilled receivables	—	116.6	116.6
Inventories, net	866.8	(31.1)	835.7
Other current assets	74.1	2.9	77.0
Deferred income taxes	61.5	(2.5)	59.0
LIABILITIES
Other current liabilities	168.1	2.9	171.0
EQUITY
Earnings invested in the business	1,619.9	10.3	1,630.2

Pension and other postretirement benefits

As mentioned above, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” in March 2017. The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis, which resulted in the reclassification of certain amounts from "Cost of products sold" and "Selling, general and administrative expenses" to "Non-service pension and other postretirement costs" in the Consolidated Statement of Income. As a result, prior period amounts impacted have been revised accordingly.

The following tables reflect the changes to financial statement line items resulting from the adoption of ASU 2017-07:

For the year ended December 31, 2017:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,193.4	$(1.7)	$2,191.7
Selling, general, and administrative expenses	521.4	(13.1)	508.3
Operating income	284.7	14.8	299.5
Non-service pension and other postretirement costs	—	(15.0)	(15.0)

For the year ended December 31, 2016:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,001.3	$(37.8)	$1,963.5
Selling, general, and administrative expenses	470.7	(30.5)	440.2
Pension settlement charges	1.6	(1.6)	—
Operating income	174.5	69.9	244.4
Non-service pension and other postretirement costs	—	(69.9)	(69.9)

Note 1 – Significant Accounting Policies (continued)

Other new accounting guidance adopted

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change in the total of cash, cash equivalents, and restricted cash during the period. On January 1, 2018, the Company adopted the provisions of ASU 2016-18 on a retrospective basis, which resulted in the addition of restricted cash balances and movements in the Company’s Statement of Cash Flows for all periods presented. As a result, for the year ended December 31, 2018 and 2017, restricted cash balances of $0.6 million and $3.8 million, respectively, were included in the Company's ending balance on the Statement of Cash Flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows for certain tax effects resulting from the U.S. Tax Reform to be reclassified from accumulated other comprehensive income (or loss) to retained earnings. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Also, ASU 2018-02 may be applied in the period of adoption or retrospectively to each period in which the effect of the change in the statutory income tax rate in the U.S. Tax Reform is recognized. On January 1, 2018, the Company early adopted the provisions of ASU 2018-02, with the related impact applied in the period of adoption. In doing so, the Company elected to reclassify $0.7 million of related income tax effects from accumulated other comprehensive loss to retained earnings in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Prior to the issuance of this new accounting guidance, entities first assessed qualitative factors to determine whether a two-step goodwill impairment test was necessary. When entities bypassed or failed the qualitative analysis, they were required to apply a two-step goodwill impairment test. Step 1 compared a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount of a reporting unit exceeded its fair value, Step 2 was required to be completed. Step 2 involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. ASU 2017-04 eliminates Step 2 of the goodwill impairment test, and instead will require that a goodwill impairment loss be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for public companies for years beginning after December 15, 2019, with early adoption permitted, and must be applied prospectively. The Company adopted ASU 2017-04 on October 1, 2018 in conjunction with the Company's annual goodwill impairment test. The adoption of this standard had no impact on the Company's results of operations and financial condition in the current year.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt the new standard on January 1, 2019 using the cumulative-effect adjustment transition method. The Company also elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company has created a cross-functional implementation team to identify all leases and perform all data gathering required. Additionally, the Company is continuing to advance in implementing an enterprise-wide lease management system to assist in the related accounting and is evaluating additional changes to the related processes and internal controls to ensure requirements are met for reporting and disclosure purposes. While the assessment of the impact this new standard will have on the consolidated financial statements is ongoing, the Company expects to recognize a right-to-use asset and a lease liability between $95 million and $115 million for its operating lease commitments on the Consolidated Balance Sheet, but does not expect the new standard to have a material impact on its consolidated results of operations or cash flows.

Note 2 - Acquisitions and Divestitures

The Company completed three acquisitions in 2018. On September 18, 2018, the Company completed the acquisition of Rollon, a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of industries such as passenger rail, aerospace, packaging and logistics, medical and automation. On September 1, 2018, the Company completed the acquisition of Cone Drive, a leader in precision drives used in diverse markets including solar, automation, aerial platforms, and food and beverage. On August 30, 2018, the Company's majority-owned subsidiary, Timken India, completed the acquisition of ABC Bearings, a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. Consideration for the acquisition of ABC Bearings consisted of Timken India stock. Refer to the Consolidated Statement of Shareholders' Equity for more information on the acquisition of ABC Bearings. The expected annual sales at the time of acquisition for Rollon, Cone Drive, and ABC Bearings were approximately $140 million, $100 million, and $30 million, respectively. The total purchase price for these acquisitions, net of cash acquired of $30.1 million, was $834.3 million, which included $540.0 million for Rollon. The Company incurred acquisition-related costs of $9.6 million in 2018 to complete these acquisitions. Based on markets and customers served, the majority of the results for Rollon and Cone Drive are reported in the Process Industries segment and substantially all of the results for ABC Bearings are reported in the Mobile Industries segment.

During 2017, the Company completed three acquisitions. On July 3, 2017, the Company completed the acquisition of Groeneveld, a leading provider of automatic lubrication solutions used in on- and off-highway applications. On May 5, 2017, the Company completed the acquisition of the assets of PT Tech, a manufacturer of engineered clutches, brakes, hydraulic power take-off units and other torque management devices used in the mining, aggregate, wood recycling and metals industries. On April 3, 2017, the Company completed the acquisition of Torsion Control Products, a manufacturer of engineered torsional couplings used in the construction, agriculture and mining industries. Aggregate sales for these companies for the most recent 12 months prior to their respective acquisitions totaled approximately $146.2 million. The total purchase price for these acquisitions was $346.2 million, net of $35.4 million of cash received. In 2017, the Company incurred acquisition-related costs of $3.7 million to complete these acquisitions. Based on markets and customers served, substantially all of the results for Groeneveld, PT Tech and Torsion Control Products are reported in the Mobile Industries segment. Certain measurement period adjustments related to these acquisitions were recorded in 2018, resulting in a $3.2 million reduction to Goodwill.

Note 2 - Acquisitions and Divestitures (continued)

The purchase price allocations at fair value, net of cash acquired for acquisitions in 2018 and 2017, as well as any purchase price adjustments from acquisitions made in prior periods, are presented below:

	2018	2017
Assets:
Accounts receivable	$42.5	$27.6
Inventories	61.6	29.4
Other current assets	11.2	3.3
Property, plant and equipment	71.7	31.5
Goodwill	465.0	149.7
Other intangible assets	372.6	173.6
Other non-current assets	20.2	1.8
Total assets acquired	$1,044.8	$416.9
Liabilities:
Accounts payable, trade	$35.2	$9.5
Salaries, wages and benefits	9.1	5.8
Income taxes payable	2.5	—
Other current liabilities	8.1	8.6
Short-term debt	2.5	0.1
Long-term debt	3.0	2.9
Accrued pension cost	5.7	—
Accrued postretirement liability	11.7	—
Deferred taxes	115.5	42.2
Other non-current liabilities	17.2	1.0
Total liabilities assumed	$210.5	$70.1
Net assets acquired	$834.3	$346.8

The 2018 acquisitions presented above include goodwill of $311.5 million and intangible assets of $261.7 million for Rollon.

In determining the fair value of the amounts above, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required significant judgment related to future net cash flows, discount rates, competitive trends, market comparisons and other factors. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions.

In addition to measurement period adjustments occurring in 2018 for 2017 acquisitions, the amounts for 2018 in the table above represent the preliminary purchase price allocation for Rollon, Cone Drive and ABC Bearings. This purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. The purchase price allocation is preliminary as a result of the proximity of the acquisition dates to December 31, 2018. The primary areas of the preliminary purchase price allocation that have not been finalized relate to the fair value of inventories, accounts receivables, intangible assets, contingencies and the related impacts on deferred income taxes. During the measurement period, we will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Note 2 - Acquisitions and Divestitures (continued)

The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2018 and 2017:

	2018		2017
		Weighted- Average Life		Weighted- Average Life
Trade names (indefinite life)	$46.8	Indefinite	$31.1	Indefinite
Trade names (finite life)	3.7	11 years	2.2	13 years
Technology and know-how	121.8	17 years	29.8	16 years
Customer relationships	199.6	18 years	108.9	17 years
Other	0.2	6 years	0.2	5 years
Capitalized software	0.5	5 years	1.4	3 years
Total intangible assets	$372.6		$173.6

Divestiture:
On September 19, 2018, the Company completed the sale of the ICT Business, located in Gorinchem, Netherlands. The Company acquired the business in July 2017 as part of the Groeneveld acquisition. The ICT Business is separate from the Groeneveld lubrications solutions business and had sales of approximately $15 million for the twelve months ended September 30, 2018.

Note 3 - Investment in Joint Venture
On March 6, 2014, Timken Lux Holdings II S.á r.l, a subsidiary of the Company, entered into a joint venture agreement with Holme Services Limited ("joint venture partner"). During 2015, the Company and its joint venture partner established TUBC Limited, a Cyprus entity, for the purpose of producing bearings to serve the rail market sector in Russia. The Company and its joint venture partner have a 51% controlling interest and 49% controlling interest, respectively, in TUBC Limited. During 2016, the Company and its joint venture partner amended and restated the joint venture agreement and contributed $9.7 million and $9.3 million, respectively, to TUBC Limited. No additional contributions were made during 2017 or 2018.

Note 4 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Numerator:
Net income attributable to The Timken Company	$302.8	$203.4	$140.8
Less: undistributed earnings allocated to nonvested stock	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$302.8	$203.4	$140.8
Denominator:
Weighted average number of shares outstanding - basic	77,119,602	77,736,398	78,516,029
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,217,879	1,174,751	718,295
Weighted average number of shares outstanding, assuming dilution of stock options and awards	78,337,481	78,911,149	79,234,324
Basic earnings per share	$3.93	$2.62	$1.79
Diluted earnings per share	$3.86	$2.58	$1.78

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 1,139,146, 512,657 and 2,826,733 during 2018, 2017 and 2016, respectively.

Note 5 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive income (loss) for the years ended December 31, 2018 and December 31, 2017, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)
Cumulative effect of ASU 2018-02	—	(0.1)	(0.6)	(0.7)
Balance at January 1, 2018	(35.1)	(0.4)	(3.5)	(39.0)
Other comprehensive (loss) income before reclassifications and income taxes	(67.4)	0.9	6.4	(60.1)
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	—	(1.3)	(1.3)
Income tax expense	—	(0.5)	(1.3)	(1.8)
Net current period other comprehensive (loss) income, net of income taxes	(67.4)	0.4	3.8	(63.2)
Noncontrolling interest	6.9	—	—	6.9
Net current period comprehensive (loss) income, net of income taxes, noncontrolling interest and cumulative effect of accounting change	(60.5)	0.3	3.2	(57.0)
Balance at December 31, 2018	$(95.6)	$—	$0.3	$(95.3)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive income (loss) before reclassifications and income taxes	47.1	(4.0)	(7.1)	36.0
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	1.1	1.8	2.9
Income tax benefit	—	1.1	2.0	3.1
Net current period other comprehensive income (loss), net of income taxes	47.1	(1.8)	(3.3)	42.0
Noncontrolling interest	(2.4)	—	—	(2.4)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	44.7	(1.8)	(3.3)	39.6
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)

Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

Note 6 - Inventories
The components of inventories at December 31, 2018 and 2017 were as follows:

	2018	2017
Manufacturing supplies	$32.4	$29.0
Raw materials	102.4	90.4
Work in process	287.7	245.2
Finished products	452.7	404.3
Subtotal	$875.2	$768.9
Allowance for surplus and obsolete inventory	(39.5)	(30.0)
Total Inventories, net	$835.7	$738.9

Inventories at December 31, 2018 valued on the FIFO cost method were 56% and the remaining 44% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $173.9 million and $167.6 million greater at December 31, 2018 and 2017, respectively. The Company recognized an increase in its LIFO reserve of $6.2 million during 2018, compared to a decrease in its LIFO reserve of $11.9 million during 2017. The impacts of LIFO liquidations in 2018 were immaterial. The decrease in the LIFO reserve in 2017 was due to lower unit costs primarily driven by favorable efficiency variances that more than offset higher material and labor costs.

Note 7 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2018 and 2017 were as follows:

	2018	2017
Land and buildings	$484.1	$483.0
Machinery and equipment	2,002.4	1,922.6
Subtotal	$2,486.5	$2,405.6
Less: accumulated depreciation	(1,574.4)	(1,541.4)
Property, Plant and Equipment, net	$912.1	$864.2

Total depreciation expense was $99.2 million, $97.7 million and $95.5 million in 2018, 2017 and 2016, respectively. Additionally, depreciation expense is expected to increase in 2019, primarily due to incremental deprecation from acquisitions completed in 2018.

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

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2018:

	Mobile Industries	Process Industries	Total
Beginning Balance	$254.3	$257.5	$511.8
Acquisitions	108.4	356.6	465.0
Divestiture	(5.1)	—	(5.1)
Foreign currency translation adjustments and other changes	(7.9)	(3.3)	(11.2)
Ending Balance	$349.7	$610.8	$960.5

The $465.0 million addition from acquisitions resulted primarily from the acquisitions of Rollon, Cone Drive and ABC Bearings, partially offset by measurement period adjustments of $3.2 million recorded in 2018 for 2017 acquisitions. In addition, goodwill was reduced by $5.1 million as a result of the divestiture of the ICT Business. The Company does not expect the goodwill from the Rollon and Cone Drive acquisitions to be tax deductible, but is still evaluating the tax deductibility of goodwill from the ABC Bearings acquisition. Refer to Note 2 - Acquisitions and Divestitures for further information.

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

No goodwill impairment losses were recorded in 2018 or 2017.

Note 8 – Goodwill and Other Intangible Assets (continued)

Intangible Assets:
The following table displays intangible assets as of December 31, 2018 and 2017:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$481.5	$99.8	$381.7	$324.6	$103.0	$221.6
Technology and know-how	245.0	40.4	204.6	128.7	33.8	94.9
Trade names	11.3	4.8	6.5	8.6	4.3	4.3
Capitalized Software	266.4	236.5	29.9	261.5	226.5	35.0
Other	40.8	35.2	5.6	10.3	6.2	4.1
	$1,045.0	$416.7	$628.3	$733.7	$373.8	$359.9
Intangible assets not subject to amortization:
Trade names	$96.2		$96.2	$52.0		$52.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$104.9		$104.9	$60.7		$60.7
Total intangible assets	$1,149.9	$416.7	$733.2	$794.4	$373.8	$420.6

Intangible assets acquired in 2018 totaled $372.6 million from the Rollon, Cone Drive and ABC Bearings acquisitions. Intangible assets subject to amortization were assigned useful lives of three to 20 years and had a weighted-average amortization period of 17.2 years. Intangible assets acquired in 2017 totaled $173.6 million from the acquisitions of Groeneveld, PT Tech and Torsion Control Products. Intangible assets subject to amortization acquired in 2017 were assigned useful lives of two to 20 years and had a weighted-average amortization period of 16.8 years.

Amortization expense for intangible assets was $46.8 million, $40.0 million and $36.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense for intangible assets is estimated to be approximately $55.1 million in 2019, $50.4 million in 2020, $46.4 million in 2021, $41.9 million in 2022, and $39.3 million in 2023.

Note 9 - Financing Arrangements
Short-term debt as of December 31, 2018 and 2017 was as follows:

	2018	2017
Variable-rate Accounts Receivable Facility with an interest rate of 2.15% at December 31, 2017	$—	$62.9
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.29% to 1.00% at December 31, 2018 and 0.32% to 2.22% at December 31, 2017	33.6	42.5
Short-term debt	$33.6	$105.4

On September 28, 2018, the Company extended the maturity date of its $100 million Accounts Receivable Facility to November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited to certain borrowing base limitations however, the Accounts Receivable Facility was not reduced by any such borrowing base limitations at December 31, 2018. As of December 31, 2018, there were outstanding borrowings of $75.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to $25.0 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified as short-term or long-term in accordance with the terms of the agreement. The Accounts Receivable Facility was reclassified from short-term debt to long-term debt due to the renewal of this facility for a period of three years. The yield rate was 3.22%, 2.15% and 1.65%, at December 31, 2018, 2017 and 2016, respectively.
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $273.4 million in the aggregate. Most of these lines of credit are uncommitted. At December 31, 2018, the Company’s foreign subsidiaries had borrowings outstanding of $33.6 million and guarantees of $0.4 million, which reduced the aggregate availability under these facilities to $239.4 million. The weighted-average interest rate on these lines of credit during the year were 0.6%, 0.7% and 0.7% in 2018, 2017 and 2016, respectively. The weighted-average interest rate on lines of credit outstanding at December 31, 2018 and 2017 was 0.32% and 0.41%, respectively. The decrease in the weighted-average interest rate was primarily due to a decrease in borrowing rates in Europe.
Long-term debt as of December 31, 2018 and 2017 was as follows:

	2018	2017
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 3.40% and Euro of 1.10% at December 31, 2018 and 2.40% and 1.10%, respectively, at December 31, 2017	$43.9	$52.0
Variable-rate Euro Term Loan(1) with an interest rate of 1.13% at December 31, 2018 and December 31, 2017	107.1	119.7
Variable-rate Accounts Receivable Facility with an interest rate of 3.22% at December 31, 2018	75.0	—
Variable-rate Term Loan(1) with an interest rate of 3.77% at December 31, 2018	347.1	—
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	347.7	346.9
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	171.4	179.3
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	395.8	—
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.6	154.5
Other	5.4	4.5
Total debt	$1,648.0	$856.9
Less current maturities	9.4	2.7
Long-term debt	$1,638.6	$854.2

(1) Net of discount and fees

Note 9 – Financing Arrangements (continued)

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2018, the Company had $43.9 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $456.1 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2018, the Company was in full compliance with both of these covenants.

On September 6, 2018, the Company issued $400 million aggregate principal amount of fixed-rate 4.50% senior unsecured notes, the 2028 Notes. On September 11, 2018, the Company entered into the $350 million variable-rate term loan, the 2023 Term Loan. Proceeds from the 2028 Notes and the 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively.

On September 7, 2017, the Company issued €150 million aggregate principal amount of fixed-rate 2.02% senior unsecured notes, the 2027 Notes. On September 18, 2017, the Company entered into the €100 million variable-rate term loan, the 2020 Term Loan. On June 14, 2018, the Company repaid €6.5 million under the 2020 Term Loan, reducing the principal balance to €93.5 million as of December 31, 2018. Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the Groeneveld acquisition, which closed on July 3, 2017. Refer to Note 2 - Acquisitions and Divestitures for additional information.

All of these debt instruments, except the 2028 Notes, have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are similar to those in the Senior Credit Facility. At December 31, 2018, the Company was in full compliance with both of these covenants. The 2028 Notes have no specific financial covenants.
The maturities of long-term debt and capital leases for the five years subsequent to December 31, 2018 are as follows:

Year
2019	$9.4
2020	152.5
2021	77.7
2022	0.5
2023	338.4
Thereafter	1,069.5

Interest paid was $42.5 million in 2018, $31.5 million in 2017 and $30.1 million in 2016. This differs from interest expense due to the timing of payments and interest capitalized of $0.4 million in 2018, $0.7 million in 2017 and $1.1 million in 2016.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $35.7 million, $35.2 million and $30.0 million in 2018, 2017 and 2016, respectively.
Future minimum lease payments for noncancelable operating leases at December 31, 2018 are as follows:

Year
2019	$36.1
2020	27.1
2021	16.9
2022	11.1
2023	6.1
Thereafter	17.5

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
The Company had total environmental accruals of $5.5 million and $5.0 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2018 and 2017, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

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
Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets for 2018 and 2017 was $7.1 million and $5.8 million, respectively. The Company is also currently evaluating claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 11 - Stock Compensation Plans
Under its long-term incentive plan, the Company’s common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant.

During 2018, 2017 and 2016, the Company recognized stock-based compensation expense of $4.8 million ($3.7 million after tax or $0.05 per diluted share), $5.2 million ($3.2 million after tax or $0.04 per diluted share) and $5.9 million ($3.7 million after tax or $0.05 per diluted share), respectively, for stock option awards.

The fair value of stock option awards granted was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2018	2017	2016
Weighted-average fair value per option	$10.29	$10.60	$6.49
Risk-free interest rate	2.62%	1.96%	1.22%
Dividend yield	2.30%	2.96%	3.04%
Expected stock volatility	27.78%	32.25%	34.12%
Expected life - years	5	5	5

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

A summary of stock option award activity for the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	3,151,121	$36.65
Granted - new awards	481,520	44.65
Exercised	(394,751)	33.50
Canceled or expired	(47,940)	39.66
Outstanding - end of year	3,189,950	$38.21	6 years	$19.3
Options expected to vest	3,189,950	$38.21	6 years	$19.3
Options exercisable	1,992,857	$37.15	5 years	$5.3

The total intrinsic value of stock option awards exercised during the years ended December 31, 2018, 2017 and 2016 was $6.7 million, $14.7 million and $1.7 million, respectively. Net cash proceeds from the exercise of stock option awards were $12.8 million, $32.9 million and $4.3 million, respectively.

In addition to stock option awards, the Company has granted performance-based restricted stock units, time-based restricted stock units, deferred shares and restricted shares under its long-term incentive plan. A summary of those awards granted in 2018 is presented below:

	Expected to Settled in Equity	Expected to Settled in Cash	Total Awards Granted
Performance-based restricted stock units	232,690	5,670	238,360
Time-based restricted stock units	151,835	3,440	155,275
Deferred shares	4,000		4,000

Note 11 - Stock Compensation Plans (continued)

Performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and cliff vest three years from the date of grant. The majority of time-based restricted stock units vest in 25% increments annually beginning on the first anniversary of the grant, with the remainder fully-vesting on the first anniversary of the grant. Deferred shares cliff vest 5 years from the date of grant. For time-based restricted stock units that are expected to settle in cash, the Company had $0.8 million and $0.7 million accrued in "Salaries, wages and benefits" as of December 31, 2018 and 2017, respectively, on the Consolidated Balance Sheets.

A summary of stock award activity, including performance-based restricted stock units, time-based restricted stock units, deferred shares and restricted shares that will settle in common shares for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	1,245,274	$37.56
Granted - new awards	388,525	44.83
Vested	(290,287)	40.49
Canceled or expired	(147,020)	41.23
Outstanding - end of year	1,196,492	$38.76

As of December 31, 2018, a total of 1,196,492 stock awards have been awarded that have not yet vested. The Company distributed shares totaling 290,287 in 2018, 445,036 in 2017, and 188,383 in 2016 due to the vesting of stock awards; the grant date fair value of these vested shares was $11.8 million, $16.5 million and $7.8 million, respectively. Shares awarded totaled 388,525 in 2018, 407,436 in 2017 and 613,165 in 2016. The Company recognized compensation expense of $27.5 million, $19.5 million and $8.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, relating to stock award activity.

As of December 31, 2018, the Company had unrecognized compensation expense of $35.9 million related to stock options and stock awards, which is expected to be recognized over a total weighted-average period of two years. The number of shares available for future grants for all plans at December 31, 2018 was 3,759,864.

Note 12 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans generally are noncontributory. Pension benefits earned generally are based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $11.3 million, $11.5 million and $15.0 million in 2018, 2017 and 2016, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$12.6	$12.2	$13.1	$1.7	$1.6	$1.4
Interest cost	24.0	24.6	26.6	7.2	7.5	10.5
Expected return on plan assets	(29.3)	(28.0)	(30.1)	(11.6)	(11.1)	(10.7)
Amortization of prior service cost	1.7	1.4	1.7	0.1	—	0.1
Recognition of net actuarial losses	30.0	23.1	41.5	8.8	0.1	19.4
Curtailment	(10.2)	(1.1)	—	—	—	(0.1)
Net periodic benefit cost	$28.8	$32.2	$52.8	$6.2	$(1.9)	$20.6

Assumptions	2018	2017	2016
U.S. Plans:
Discount rate	3.75% to 3.94%	4.34% to 4.50%	4.50% to 4.70%
Future compensation assumption	2.50%	2.50% to 3.00%	2.50% to 3.00%
Expected long-term return on plan assets	5.75% to 6.50%	5.75% to 6.50%	5.75% to 6.75%
International Plans:
Discount rate	1.25% to 9.00%	1.25% to 9.00%	2.00% to 8.50%
Future compensation assumption	2.00% to 8.00%	2.00% to 8.00%	2.20% to 8.00%
Expected long-term return on plan assets	2.50% to 9.00%	0.75% to 9.25%	0.82% to 9.25%

The Company recognized actuarial losses of $38.8 million during 2018 primarily due to lower than expected returns on plan assets of $83.4 million driven by negative returns on fixed income investments offset by the increase in discount rates used to measure the obligation of $62.4 million. The impact of experience losses and other changes in valuation assumptions resulted in losses of approximately $17.8 million. The discount rate used to measure the U.S. obligation increased by 56 basis points from 3.80% during 2017 compared to 4.36% in 2018.

During the fourth quarter of 2018, the Board of Directors approved the freezing of the benefits for two of the Company's U.S. defined benefit pension plans, effective December 31, 2022. In conjunction with this action, the Company recognized a curtailment gain of $10.2 million in 2018.

The Company recognized actuarial losses of $23.2 million during 2017 primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $52.9 million and the impact of experience losses and other changes in valuation assumptions of $8.7 million, partially offset by higher than expected returns on plan assets of $38.4 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit obligation was primarily driven by a 54 basis point reduction in the discount rate used to measure its U.S. defined benefit plan obligations, which decreased from 4.34% in 2016 to 3.80% in 2017.

Note 12 - Retirement Benefit Plans (continued)

The Company recognized actuarial losses of $60.9 million during 2016 primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $86.9 million and the impact of experience losses and other changes in valuation assumptions of $10.2 million, partially offset by higher than expected returns on plan assets of $36.2 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit obligation was primarily driven by a 125 and 36 basis point reduction in the discount rate used to measure its defined benefit plan obligations in the United Kingdom and U.S., respectively.

For expense purposes in 2018, the Company applied a weighted-average discount rate of 3.80% to its U.S. defined benefit pension plans. For expense purposes in 2019, the Company will apply a weighted-average discount rate of 4.36% to its U.S. defined benefit pension plans.

For expense purposes in 2018, the Company applied a weighted-average expected rate of return of 5.78% for the Company’s U.S. pension plan assets. For expense purposes in 2019, the Company will apply a weighted-average expected rate of return on plan assets of 6.12%.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2018 and 2017:

	U.S. Plans		International Plans
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$643.0	$612.4	$335.2	$314.2
Service cost	12.6	12.2	1.7	1.6
Interest cost	24.0	24.6	7.2	7.5
Plan amendments	—	2.8	3.6	—
Actuarial losses	(36.7)	60.5	(7.4)	0.9
International plan exchange rate change	—	—	(17.2)	32.2
Curtailment	(10.2)	(1.8)	—	—
Benefits paid	(95.8)	(67.7)	(24.8)	(21.2)
Acquisitions	49.7	—	2.0	—
Benefit obligation at end of year	$586.6	$643.0	$300.3	$335.2

Change in plan assets:
Fair value of plan assets at beginning of year	$531.9	$529.6	$292.4	$268.7
Actual return on plan assets	(37.5)	65.5	(5.1)	12.0
Company contributions / payments	5.3	4.5	6.0	7.0
International plan exchange rate change	—	—	(15.4)	25.9
Acquisitions	44.4	—	1.5	—
Benefits paid	(95.8)	(67.7)	(24.8)	(21.2)
Fair value of plan assets at end of year	448.3	531.9	254.6	292.4
Funded status at end of year	$(138.3)	$(111.1)	$(45.7)	$(42.8)

Note 12 - Retirement Benefit Plans (continued)

	U.S. Plans		International Plans
	2018	2017	2018	2017
Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$—	$6.7	$6.2	$13.0
Current liabilities	(27.4)	(4.8)	(1.5)	(1.5)
Non-current liabilities	(110.9)	(113.0)	(50.4)	(54.3)
	$(138.3)	$(111.1)	$(45.7)	$(42.8)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost	$6.4	$8.1	$4.0	$0.5
Accumulated other comprehensive loss	$6.4	$8.1	$4.0	$0.5

Changes in prior service cost recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$8.1	$7.4	$0.5	$0.5
Prior service cost	—	2.8	—	—
Recognized prior service cost	(1.7)	(1.4)	(0.1)	—
(Loss) gain recognized due to curtailment	—	(0.7)	3.6	—
Total recognized in accumulated other comprehensive loss at December 31	$6.4	$8.1	$4.0	$0.5

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2018	2017
U.S. Plans:
Discount rate	4.05% to 4.43%	3.75% to 3.80%
Future compensation assumption	2.50%	2.50%
International Plans:
Discount rate	1.50% to 11.00%	1.25% to 9.00%
Future compensation assumption	2.00% to 8.23%	2.00% to 8.00%

Defined benefit pension plans in the United States represent 66% of the benefit obligation and 64% of the fair value of plan assets as of December 31, 2018.

Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2018. As a result, $6.2 million and $19.7 million at December 31, 2018 and 2017, respectively, are included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $28.9 million and $6.4 million at December 31, 2018 and 2017, respectively. The increase in the current portion of accrued pension cost relates to the expected 2019 deferred compensation to a former executive officer of the Company. In 2018, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at December 31, 2018 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $599.2 million, the accumulated benefit obligation was $583.3 million and the fair value of plan assets was $410.7 million at December 31, 2018.

Note 12 - Retirement Benefit Plans (continued)

The total pension accumulated benefit obligation for all plans was $864.9 million and $941.5 million at December 31, 2018 and 2017, respectively.

Investment performance decreased the value of the Company’s pension assets by 5.1% in 2018.

As of December 31, 2018 and 2017, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.

The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.8 million.

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2018 and 2017, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2018	2017
Equity securities	15%	to	21%	18%	14%
Fixed income securities	70%	to	80%	76%	80%
Other investments	4%	to	10%	6%	6%
Total				100%	100%

The Company recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, the Company also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes, and are reviewed regularly by management. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes, as well as historical asset class and fund performance.

Note 12 - Retirement Benefit Plans (continued)

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

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2018:

	U.S. Pension Plans				International Pension Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$18.6	$—	$—	$18.6	$0.8	$—	$—	$0.8
Government and agency securities	29.9	2.7	—	32.6	—	—	—	—
Corporate bonds - investment grade	—	71.7	—	71.7	—	—	—	—
Mutual funds - fixed income	60.8	—	—	60.8	—	—	—	—
Mutual funds - international equity	24.0	—	—	24.0	—	—	—	—
Mutual funds - domestic equity	2.6	—	—	2.6	—	—	—	—
Mutual funds - other assets	1.2	—	—	1.2	—	—	—	—
Other assets	0.1	—	—	0.1	—	—	—	—
	$137.2	$74.4	$—	$211.6	$0.8	$—	$—	$0.8

Investments measured at net asset value:
Cash and cash equivalents				$0.2				$—
Equity securities - international companies				—				2.2
Common collective funds - domestic equities				54.0				—
Common collective funds - international equities				9.4				13.6
Common collective funds - fixed income				137.3				76.2
Limited partnerships				24.0				—
Real estate partnerships				11.8				—
Liability hedging investments				—				122.9
Common collective fund - diversified growth				—				18.5
Other assets				—				20.4
Total Assets				$448.3				$254.6

Note 12 - Retirement Benefit Plans (continued)

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2017:

	U.S. Pension Plans				International Pension Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$27.2	$—	$—	$27.2	$4.8	$—	$—	$4.8
Government and agency securities	15.5	3.4	—	18.9	—	—	—	—
Corporate bonds - investment grade	—	105.1	—	105.1	—	—	—	—
Mutual funds - fixed income	44.9	—	—	44.9	—	—	—	—
Mutual funds - international equity	17.5	—	—	17.5	—	—	—	—
	$105.1	$108.5	$—	$213.6	$4.8	$—	$—	$4.8

Investments measured at net asset value:
Cash and cash equivalents				$0.2				$0.1
Equity securities - international companies				—				1.0
Common collective funds - domestic equities				37.0				—
Common collective funds - international equities				11.5				25.3
Common collective funds - fixed income				220.9				86.2
Limited partnerships				31.8				—
Real estate partnerships				16.9				—
Liability hedging investments				—				132.5
Common collective fund - diversified growth				—				21.2
Other assets				—				21.3
Total Assets				$531.9				$292.4

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

Liability hedging investments mainly include investments in index-linked liability driven investing open-end swap funds.  These funds invest in cash held deposits that reflect the index-linked deferred annuity with payment terms of specific years linked to UK inflation measures.  The underlying assets in this investment are valued daily.

Common collective funds - diversified growth investments are pooled funds that invest in a multiple underlying asset classes, such as equities, fixed income, commodities, alternative investments, and cash in an effort to achieve returns on investment through capital appreciation and income.  The underlying assets in this investment are valued daily.

Note 12 - Retirement Benefit Plans (continued)

Cash Flows:

Employer Contributions to Defined Benefit Plans
2017	$11.5
2018	11.3
2019 (planned)	34.0

The increase in 2019 planned employer contributions/payments is primarily due to the expected payout of deferred compensation to a former executive officer of the Company.

Future benefit payments, including lump sum distributions, are expected to be as follows:

Benefit Payments
2019	$89.4
2020	62.9
2021	73.9
2022	63.3
2023	60.7
2024-2028	273.1

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company made contributions to its defined contribution plans of $23.7 million, $21.8 million and $20.2 million in 2018, 2017 and 2016, respectively. Participants in certain of these plans may elect to hold a portion of their investments in the Company's common shares. At December 31, 2018, the plans held 2,614,501 of the Company’s common shares with a fair value of $97.6 million. The Company paid dividends totaling $2.9 million, $3.0 million and $3.7 million in 2018, 2017 and 2016, respectively, to plans to be disbursed to participant accounts holding the Company’s common shares.

Note 13 - Other Postretirement Benefit Plans
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

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$0.2	$0.1	$0.3
Interest cost	7.6	9.1	11.0
Expected return on plan assets	(3.7)	(5.6)	(6.3)
Amortization of prior service (credit) cost	(1.7)	(1.0)	1.0
Recognition of net actuarial (gains) losses	(16.7)	(4.0)	4.5
Curtailment	—	—	0.1
Net periodic benefit cost	$(14.3)	$(1.4)	$10.6

Assumptions:	2018	2017	2016
Discount rate	3.57%	3.97%	4.39%
Rate of return	4.50%	6.00%	6.00%

The Company recognized actuarial gains of $16.7 million during 2018 primarily due to the impact of a 73 basis point increase in the discount rate used to measure the Company's defined benefit postretirement obligation, which increased from 3.57% in 2017 to 4.30% in 2018 and due to a number of participants opting out of coverage from the plans in response to a financial incentive program offered to eligible participants of the Company's retiree health and life insurance plans. The Company recognized actuarial gains of $10.6 million as a result of the increase in the discount rate and $10.4 million as a result of the impact of the opt-out program. These actuarial gains were partially offset by lower than expected returns on plan assets of $4.0 million and by the impact of experience losses and other changes in valuation assumptions of $0.3 million.

The Company recognized actuarial gains of $4.0 million during 2017 primarily due to a number of participants opting out of coverage from the plans in response to a financial incentive program offered to eligible participants of the Company's retiree health and life insurance plans. In addition, the Company adopted the MP-2017 scales as its best estimate of future mortality improvements for defined benefit postretirement obligations. The Company recognized actuarial gains of $14.4 million as a result of the impact of the opt-out program, $5.0 million as a result of changes in mortality tables and higher than expected returns on plan assets of $3.7 million. These actuarial gains were partially offset by the impact of experience losses and other changes in valuation assumptions of $12.2 million and a $6.9 million impact of a 40 basis point reduction in the discount rate used to measure its defined benefit postretirement obligations, which decreased from 3.97% in 2016 to 3.57%.

The Company recognized actuarial losses of $4.5 million during 2016 primarily due to the impact of a 42 basis point reduction in the discount rate used to measure its defined benefit postretirement obligations of $8.2 million and lower than expected returns on plan assets of $0.2 million, partially offset by and the impact of experience gains and other changes in valuation assumptions of $3.9 million.

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

Note 13 - Other Postretirement Benefit Plans (continued)

For expense purposes in 2018, the Company applied a discount rate of 3.57% to its other postretirement benefit plans. For expense purposes in 2019, the Company will apply a discount rate of 4.30% to its other postretirement benefit plans.

For expense purposes in 2018, the Company applied an expected rate of return of 4.50% to the VEBA trust assets. For expense purposes in 2019, the Company will apply an expected rate of return of 4.85% to the VEBA trust assets.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the other postretirement benefit plans as of December 31, 2018 and 2017:

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$219.8	$241.4
Service cost	0.2	0.1
Interest cost	7.6	9.1
Plan amendments	(4.4)	1.2
Actuarial gains	(20.7)	(0.3)
International plan exchange rate change	(0.1)	—
Benefits paid	(27.2)	(31.7)
Acquisitions	11.7	—
Benefit obligation at end of year	$186.9	$219.8

Change in plan assets:
Fair value of plan assets at beginning of year	$92.4	$102.4
Company contributions / payments	7.4	12.4
Return on plan assets	(0.3)	9.3
Benefits paid	(27.2)	(31.7)
Fair value of plan assets at end of year	72.3	92.4
Funded status at end of year	$(114.6)	$(127.4)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(5.9)	$(4.8)
Non-current liabilities	(108.7)	(122.6)
	$(114.6)	$(127.4)

Amounts recognized in accumulated other comprehensive income:
Net prior service cost	$(10.8)	$(8.1)
Accumulated other comprehensive income	$(10.8)	$(8.1)

Changes to prior service cost recognized in accumulated other comprehensive (income) loss:
Accumulated other comprehensive income at beginning of year	$(8.1)	$(10.3)
Prior service (credit) cost	(4.4)	1.2
Recognized prior service credit	1.7	1.0
Total recognized in accumulated other comprehensive income at December 31	$(10.8)	$(8.1)

The presentation in the above tables for amounts recognized in accumulated other comprehensive (income) loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 13 - Other Postretirement Benefit Plans (continued)

The following table summarizes assumptions used to measure the benefit obligation for the other postretirement benefit plans at December 31:

Assumptions:	2018	2017
Discount rate	4.30%	3.57%

The current portion of accrued postretirement benefit cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $5.9 million and $4.8 million at December 31, 2018 and 2017, respectively. In 2018, the current portion of accrued postretirement benefit cost related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is a credit of $2.2 million.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 6.0% for 2019, declining gradually to 5.0% in 2023 and thereafter; and 6.0% for 2019, declining gradually to 5.0% in 2023 and thereafter for prescription drug benefits; and 8.0% for 2019, declining gradually to 5.0% in 2031 and thereafter for HMO benefits. Most of the Company's postretirement plans include caps that limit the amount of the benefit provided by the Company to participants each year, which lessens the impact of health care inflation costs to the Company.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2018 total service and interest cost components by $0.2 million and would have increased the postretirement benefit obligation by $3.3 million. A one percentage point decrease would provide corresponding reductions of $0.2 million and $3.0 million, respectively.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2018 and 2017, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at December 31,
Asset Category				2018	2017
Equity securities	14%	to	20%	17%	17%
Fixed income securities	80%	to	86%	83%	83%
Total				100%	100%

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

The following table presents those investments of the Company’s VEBA trust assets measured at net asset value on a recurring basis as of December 31, 2018 and 2017, respectively:

	2018	2017
Assets:
Cash and cash equivalents	$9.9	$13.0
Common collective fund - U.S. equities	6.8	9.5
Common collective fund - international equities	5.2	6.7
Common collective fund - fixed income	50.4	63.2
Total Assets	$72.3	$92.4

Note 13 - Other Postretirement Benefit Plans (continued)

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Cash Flows:
The Company did not make any employer contributions to the VEBA Trust in 2018 and 2017. The Company does not expect to make any employer contributions in 2019.

Future benefit payments are expected to be as follows:

Future Benefit Payments
2019	$20.8
2020	19.7
2021	18.5
2022	17.4
2023	16.4
2024-2028	67.5

Note 14 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the years ended December 31, 2018 and 2017:

	December 31, 2018
	Mobile	Process	Total
United States	$1,028.8	$769.5	$1,798.3
Americas excluding United States	208.9	176.7	385.6
Europe / Middle East / Africa	382.5	380.2	762.7
Asia-Pacific	283.5	350.7	634.2
Net sales	$1,903.7	$1,677.1	$3,580.8

	December 31, 2017
	Mobile(1)	Process(1)	Total(1)
United States	$938.4	$664.6	$1,603.0
Americas excluding United States	182.5	150.7	333.2
Europe / Middle East / Africa	305.0	265.3	570.3
Asia-Pacific	214.1	283.2	497.3
Net sales	$1,640.0	$1,363.8	$3,003.8

	December 31, 2016
	Mobile(1)	Process(1)	Total(1)
United States	$853.1	$625.6	$1,478.7
Americas excluding United States	175.1	133.1	308.2
Europe / Middle East / Africa	242.9	218.4	461.3
Asia-Pacific	175.3	246.3	421.6
Net sales	$1,446.4	$1,223.4	$2,669.8
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.

When reviewing revenues by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the year ended December 31, 2018:

Revenue by sales channel	December 31, 2018
Original equipment manufacturers	58%
Distribution/end users	42%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the year ended December 31, 2018, approximately 10% of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. The payment terms with the U.S. government or its contractors, which represented approximately 7% of total net sales, differ from those of non-government customers. Finally, approximately 5% of total net sales represented service revenue.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $127 million at December 31, 2018.

Note 14 - Revenue (continued)

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the year ended December 31, 2018:

December 31, 2018
Beginning balance, January 1	$95.7
Additional unbilled revenue recognized	342.3
Less: amounts billed to customers	(321.4)
Ending balance	$116.6

There were no impairment losses recorded on unbilled receivables for the year ended December 31, 2018.

Note 15 - Segment Information
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

Process Industries supplies industrial bearings and assemblies, power transmission components such as gears and gearboxes, linear motion products, couplings, seals, lubricants, chains, belts and related products and services to OEMs and end users in industries that place heavy demands on operating equipment they make or use. This includes: metals, mining, cement and aggregate production; wind energy and solar; coal power generation and oil and gas; pulp and paper in applications including printing presses; packaging and automation; and cranes, hoists, drawbridges, gear drives, conveyors, health and critical motion control equipment, marine equipment and food processing equipment. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors and through the provision of services directly to end users. In addition, the Company’s industrial services group offers end users a broad portfolio of maintenance support and capabilities that include repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

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

Note 15 - Segment Information (continued)

Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2018	2017	2016
Net sales to external customers:
Mobile Industries	$1,903.7	$1,640.0	$1,446.4
Process Industries	1,677.1	1,363.8	1,223.4
	$3,580.8	$3,003.8	$2,669.8
Segment EBIT:
Mobile Industries	$198.7	$139.0	$116.8
Process Industries	333.8	222.3	168.2
Total EBIT, for reportable segments	$532.5	$361.3	$285.0
Corporate expenses	(62.0)	(49.1)	(44.4)
CDSOA income, net	—	—	59.6
Corporate pension-related charges (1)	(12.8)	(18.1)	(67.0)
Interest expense	(51.7)	(37.1)	(33.5)
Interest income	2.1	2.9	1.9
Income before income taxes	$408.1	$259.9	$201.6

(1) Corporate pension-related charges represent curtailments, professional fees associated with pension de-risking and actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions.

	2018	2017
Assets employed at year-end:
Mobile Industries	$1,984.5	$1,775.7
Process Industries	2,211.3	1,383.1
Corporate (2)	249.4	243.6
	$4,445.2	$3,402.4
(2) Corporate assets include corporate buildings and cash and cash equivalents.

	2018	2017	2016
Capital expenditures:
Mobile Industries	$48.3	$57.3	$88.4
Process Industries	63.3	46.2	48.4
Corporate	1.0	1.2	0.7
	$112.6	$104.7	$137.5
Depreciation and amortization:
Mobile Industries	$71.3	$70.0	$64.9
Process Industries	73.5	66.6	65.6
Corporate	1.2	1.1	1.2
	$146.0	$137.7	$131.7

Note 15 - Segment Information (continued)

Geographic Financial Information:

	2018	2017	2016
Property, Plant and Equipment, net:
United States	$371.7	$392.1	$418.0
Americas excluding United States	13.7	14.7	14.9
Europe / Middle East / Africa	236.6	203.4	141.1
Asia-Pacific	290.1	254.0	230.4
	$912.1	$864.2	$804.4

Refer to Note 14 - Revenue for further information pertaining to geographic net sales information.

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

Income before income taxes:

	2018	2017	2016
United States	$202.0	$107.4	$102.3
Non-United States	206.1	152.5	99.3
Income before income taxes	$408.1	$259.9	$201.6

The provision for income taxes consisted of the following:

	2018	2017	2016
Current:
Federal	$46.1	$9.1	$44.1
State and local	9.9	4.6	0.1
Foreign	68.0	44.3	31.3
	$124.0	$58.0	$75.5
Deferred:
Federal	$(19.9)	$13.6	$(20.5)
State and local	(0.7)	(4.6)	0.1
Foreign	(0.8)	(9.4)	5.4
	$(21.4)	$(0.4)	$(15.0)
United States and foreign tax provision on income	$102.6	$57.6	$60.5

The Company made net income tax payments of $121.3 million, $89.9 million and $49.7 million in 2018, 2017 and 2016, respectively.

Note 16 - Income Taxes (continued)

The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate 21% (35% in 2017 and 2016) to income before taxes:

	2018	2017	2016
Income tax at the U.S. federal statutory rate	$85.7	$91.0	$70.6
Adjustments:
State and local income taxes, net of federal tax benefit	6.8	3.1	2.6
Tax on foreign remittances and U.S. tax on foreign income	21.1	93.0	8.3
Foreign losses without current tax benefits	3.7	8.9	6.4
Foreign earnings taxed at different rates including tax holidays	11.1	(18.0)	(5.2)
U.S. domestic manufacturing deduction	—	(3.9)	(5.0)
U.S. foreign tax credit	(21.2)	(104.2)	(8.0)
Accruals and settlements related to tax audits	(3.8)	(34.4)	(8.1)
Valuation allowance changes	—	(12.6)	0.2
U.S. Tax Reform	(10.6)	35.3	—
Other items, net	9.8	(0.6)	(1.3)
Provision for income taxes	$102.6	$57.6	$60.5
Effective income tax rate	25.1%	22.2%	30.0%

U.S. Tax Reform reduced the U.S. federal statutory rate from 35% to 21% beginning in 2018. U.S. Tax Reform also required companies to pay a one-time net charge related to the taxation of unremitted foreign earnings and to remeasure its U.S. deferred tax balances to the lower corporate income tax rate for the 2017 tax year. Additionally, U.S. Tax Reform created taxes on certain foreign sourced earnings known as the global intangible low-taxed income (“GILTI”) tax for tax year 2018. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. The SEC issued SAB 118 in December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, the accounting for the tax effects of U.S. Tax Reform was completed as of December 31, 2018.

Provisional estimates of $25.2 million for the one-time net charge related to the taxation of unremitted foreign earnings and $10.1 million related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate were recognized as components of income tax expense for the year ended December 31, 2017. For the year ended December 31, 2018, the Company recorded $8.2 million of tax benefit for changes to the provisional estimate for the remeasurement of net U.S. deferred tax balances as a result of adjustments to finalize purchase accounting for prior-year acquisitions, the remeasurement of anticipatory tax credits for foreign branches and changes to U.S. deferred tax assets included in the 2017 U.S. federal income tax return. Over the same period, the Company recorded $2.4 million of tax benefit for changes in the provisional estimate of the 2017 one-time net charge related to the taxation of unremitted foreign earnings as a result of additional federal and state regulatory guidance issued and the filing of the Company's 2017 U.S. federal income tax return.

The Company has recorded its adjustments to provisional estimates throughout the SAB 118 period and that period has concluded as of December 31, 2018. The Company has now completed the accounting for the enactment date income tax effects. The U.S. Treasury and Internal Revenue Service ("IRS") continue to issue regulatory and interpretive guidance related to U.S. Tax Reform. Final regulations for the one-time net charge related to the taxation of unremitted foreign earnings were released in January 2019. The Company expects to record additional tax expense related to these final regulations in the first quarter of 2019.

No additional income tax provision has been made on any remaining undistributed foreign earnings not subject to the one-time net charge related to the taxation of unremitted foreign earnings or any additional outside basis differences as these amounts continue to be indefinitely reinvested in foreign operations. The Company has concluded its evaluation of its indefinite reinvestment assertion of undistributed foreign earnings in light of U.S. Tax Reform. The amounts of undistributed foreign earnings were $651.1 million and $479.6 million at December 31, 2018 and 2017, respectively. It is not practicable to calculate taxes that might be payable on such earnings that are indefinitely reinvested outside the United States.

Note 16 - Income Taxes (continued)

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2018 and 2017 was as follows:

	2018	2017
Deferred tax assets:
Accrued postretirement benefits cost	$28.9	$35.7
Accrued pension cost	59.5	53.4
Other employee benefit accruals	16.8	6.4
Tax loss and credit carryforwards	86.1	92.6
Other, net	42.9	29.0
Valuation allowances	(77.5)	(79.4)
	$156.7	$137.7
Deferred tax liabilities - principally depreciation and amortization	(235.7)	(120.7)
Net deferred tax (liabilities) assets	$(79.0)	$17.0

The Company has U.S. federal and state tax credit and loss carryforwards with tax benefits totaling $1.8 million, portions of which will expire in 2019 and continue until 2038. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $84.3 million, portions of which will expire in 2019 while others will be carried forward indefinitely. The Company has provided valuation allowances of $69.1 million against certain of these carryforwards. A majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. Substantially all of the related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $8.4 million against other deferred tax assets.

As of December 31, 2018, the Company had $26.0 million of total gross unrecognized tax benefits, all of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2018, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $1.0 million during the next 12 months. The potential decrease would be primarily driven by settlements with tax authorities and the expiration of various applicable statutes of limitation. As of December 31, 2018, the Company had accrued $2.5 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
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

The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Beginning balance, January 1	$14.0	$39.2	$50.4
Tax positions related to the current year:
Additions	0.4	2.7	—
Tax positions related to prior years:
Additions	17.8	6.9	5.7
Reductions	(2.9)	(5.2)	(7.8)
Settlements with tax authorities	(2.2)	—	(9.1)
Lapses in statutes of limitation	(1.1)	(29.6)	—
Ending balance, December 31	$26.0	$14.0	$39.2

Note 16 - Income Taxes (continued)

During 2018, gross unrecognized tax benefits increased primarily for prior year tax matters in multiple jurisdictions related to acquisitions. These increases were partially offset by settlements with the tax authorities for prior year tax matters related to the Company’s international operations.

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

As of December 31, 2018, the Company is subject to examination by the IRS for tax years 2015 to the present. The Company also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2011 to the present, as well as various foreign tax jurisdictions, including Mexico, China, Poland and India for tax years as early as 2002 to the present. The Company’s unrecognized tax benefits were presented on the Consolidated Balance Sheets as a component of other non-current liabilities.

Note 17 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$105.9	$104.4	$1.5	$—
Cash and cash equivalents measured at net asset value	26.6
Restricted cash	0.6	0.6	—	—
Short-term investments	21.8	—	21.8	—
Short-term investments measured at net asset value	—
Foreign currency hedges	4.6	—	4.6	—
Total Assets	$159.5	$105.0	$27.9	$—

Liabilities:
Foreign currency hedges	$0.7	$—	$0.7	$—
Total Liabilities	$0.7	$—	$0.7	$—

Note 17 - Fair Value (continued)

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$108.5	$107.3	$1.2	$—
Cash and cash equivalents measured at net asset value	13.1
Restricted cash	3.8	3.8	—	—
Short-term investments	16.2	—	16.2	—
Short-term investments measured at net asset value	0.2
Foreign currency hedges	1.3	—	1.3	—
Total Assets	$143.1	$111.1	$18.7	$—

Liabilities:
Foreign currency hedges	$7.1	$—	$7.1	$—
Total Liabilities	$7.1	$—	$7.1	$—

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
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 2 - Acquisitions and Divestitures for further discussion.
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

No material assets were measured at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,077.5 million and $720.3 million at December 31, 2018 and 2017, respectively. The carrying value of this debt was $1,070.7 million and $682.4 million at December 31, 2018 and 2017, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2018 and 2017, the Company had $218.8 million and $386.9 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The following table presents the impact of derivative instruments not designated as hedging instruments for the years ended December 31, 2018, 2017, and 2016, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2018	2017	2016
Foreign currency forward contracts	Other income (expense), net	$5.1	$(10.2)	$0.1

Note 19 - Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $37.3 million, $35.3 million and $31.8 million in 2018, 2017 and 2016, respectively. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 20 - Continued Dumping and Subsidy Offset Act
CDSOA provides for distribution of monies collected by U.S. Customs on entries of merchandise subject to antidumping orders that entered the United States prior to October 1, 2007, to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. During the year ended December 31, 2016, the Company recognized pretax CDSOA income of $59.6 million, net of related expenses.

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

Note 21 - Quarterly Financial Data
(Unaudited)

	2018
	1st	2nd	3rd	4th	Total
Net sales	$883.1	$906.3	$881.3	$910.1	$3,580.8
Gross profit	264.9	267.4	253.3	254.5	1,040.1
Selling, general and administrative expenses	148.6	141.8	142.0	148.3	580.7
Impairment and restructuring charges	0.2	0.3	2.6	1.8	4.9
Net income (1)	80.5	91.9	72.3	60.8	305.5
Net income attributable to noncontrolling interests	0.3	0.9	0.7	0.8	2.7
Net income attributable to The Timken Company	80.2	91.0	71.6	60.0	302.8
Net income per share - Basic:	$1.03	$1.18	$0.93	$0.78	$3.93
Net income per share - Diluted:	$1.02	$1.16	$0.91	$0.77	$3.86
Dividends per share	$0.27	$0.28	$0.28	$0.28	$1.11

	2017
	1st	2nd	3rd	4th	Total
Net sales	$703.8	$750.6	$771.4	$778.0	$3,003.8
Gross profit	182.2	201.1	216.1	212.7	812.1
Selling, general and administrative expenses	117.6	123.9	134.0	132.8	508.3
Impairment and restructuring charges	1.7	0.8	1.3	0.5	4.3
Net income (2)	38.1	82.0	54.1	28.1	202.3
Net (loss) income attributable to noncontrolling interests	(0.1)	(0.5)	0.6	(1.1)	(1.1)
Net income attributable to The Timken Company	38.2	82.5	53.5	29.2	203.4
Net income per share - Basic:	$0.49	$1.06	$0.69	$0.38	$2.62
Net income per share - Diluted:	$0.48	$1.04	$0.68	$0.37	$2.58
Dividends per share	$0.26	$0.27	$0.27	$0.27	$1.07

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)	Net income for the fourth quarter of 2018 included net actuarial losses of $19.7 million, partially offset by curtailment gains of $10.2 million.

(2)
Net income for the second quarter of 2017 included a $34 million reversal of accruals for uncertain tax positions. Net income for the fourth quarter of 2017 included net actuarial losses of $13.7 million and $35.3 million of income tax expense related to U.S. Tax Reform.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Timken Company and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 15, 2019

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
There have been no changes during the Company’s fourth quarter of 2018 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2018, Timken’s internal control over financial reporting is effective.
On August 30, 2018, the Company's majority-owned subsidiary, Timken India, completed the acquisition of ABC Bearings. On September 1, 2018, the Company completed the acquisition of Cone Drive. On September 18, 2018, the Company completed the acquisition of Rollon. As permitted by SEC guidance, the scope of Timken's evaluation of internal control over financial reporting as of December 31, 2018 did not include the internal control over financial reporting of ABC Bearings, Cone Drive and Rollon. The results of ABC Bearings, Cone Drive and Rollon are included in the Company's consolidated financial statements beginning August 30, 2018, September 1, 2018 and September 18, 2018, respectively. The combined total assets of ABC Bearings, Cone Drive and Rollon represented 24% and 51% of the Company's of total and net assets, respectively, at December 31, 2018. The combined net sales of ABC Bearings, Cone Drive and Rollon represented 3% of the Company's consolidated net sales for 2018 and the combined net income of ABC Bearings, Cone Drive and Rollon represented less than 1% of the Company's net income for 2018. The Company will include ABC Bearings, Cone Drive and Rollon in the Company's internal control over financial reporting assessment as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Timken Company and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Timken Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ABC Bearings Limited (“ABC Bearings”), Apiary Investments Holding Limited (“Cone Drive”), and Rollon S.p.A (“Rollon”), which are included in the 2018 consolidated financial statements of the Company and constituted 24% and 51% of total and net assets, respectively, as of December 31, 2018 and 3% and less than 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ABC Bearings, Cone Drive, and Rollon.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions "Nominees" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 10, 2019 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at www.timken.com/about/governance-documents and are available to any shareholder upon request to the Corporate Secretary. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2018 Summary Compensation Table,” “2018 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2018 Year-End,” “2018 Option Exercises and Stock Vested,” “2018 Pension Benefits Table,” “2018 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation,” “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the captions "Nominees," "Independence Determinations" and "Related Party Transactions Approval Policy" in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2018 and 2017 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditor” in the Proxy Statement, and is incorporated herein by reference.

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

(3.1)	Amended Articles of Incorporation of Registrant, (effective May 7, 2013) were filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of the Registrant adopted on May 10, 2016, were filed on July 28, 2016 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

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

(4.2)
Credit Agreement, dated as of September 11, 2018, among The Timken Company, KeyBank National Association, as Administrative Agent, and the Lenders party thereto, was filed on September 14, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(4.7)
Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.8)
First Supplemental Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note), was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.8)
Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)
Amendment No. 1 to the Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)
Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of October 1, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.13)	Form of Severance Agreement as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.18)
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

(10.20)	Amendment No. 1 to the Employee Excess Benefits Agreement, dated January 1, 2011, entered into with Richard G. Kyle, approved as of November 8, 2018 is attached hereto as Exhibit 10.1.

(10.21)
Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.22)
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

(10.23)
Amendment No. 2 to the Amended and Restated Employee Excess Benefits Agreement, dated December 17, 2008, entered into with Christopher A. Coughlin, approved as of November 8, 2018 is attached hereto as Exhibit 10.2.

(10.24)
Amendment No. 3 to the Amended and Restated Employee Excess Benefits Agreement, dated December 18, 2008, entered into with Philip D. Fracassa, approved as of November 8, 2018 is attached hereto as Exhibit 10.3.

(10.25)
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

(10.33)	Form of Nonqualified Stock Option Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Form of Nonqualified Stock Option Agreement (U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)
Form of Nonqualified Stock Option Agreement (Non-U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.39)	Form of Performance Shares Agreement was filed on February 11, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.40)	Form of Deferred Shares Agreement, as adopted on February 2, 2009, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.41)
Form of Deferred Shares Agreement (five year cliff vesting) entered into with employees after January 1, 2012, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.42)
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

(10.44)
Form of Deferred Shares Agreement (three year cliff vesting), as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.45)
Form of Deferred Shares Agreement (five year cliff vesting), as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.46)
Form of Deferred Shares Agreement (three year cliff vesting), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.47)
Form of Deferred Shares Agreement (five year cliff vesting), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.48)	Form of Performance-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.49)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.50)	Form of Time-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.51)
Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting) entered into with key employees was filed on February 28, 2014 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.52)	Form of Time-Based Restricted Stock Unit Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.53)
Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.54)
Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.55)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (continued)

(10.1)	Amendment No. 1 to the Employee Excess Benefits Agreement entered into with Richard G. Kyle

(10.2)	Amendment No. 2 to the Amended and Restated Employee Excess Benefits Agreement entered into with Christopher A. Coughlin.

(10.3)	Amendment No. 3 to the Amended and Restated Employee Excess Benefits Agreement entered into with Philip D. Fracassa.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 15, 2019	Date: February 15, 2019

By: /s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President - Finance and Chief Accounting Officer
(Principal Accounting Officer)
Date: February 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ Joseph W. Ralston *
Maria A. Crowe, Director	Joseph W. Ralston, Director
Date: February 15, 2019	Date: February 15, 2019

By: /s/ Elizabeth A. Harrell *	By: /s/ Frank C. Sullivan *
Elizabeth A. Harrell	Frank C. Sullivan, Director
Date: February 15, 2019	Date: February 15, 2019

By: /s/ Richard G. Kyle *	By: /s/ John M. Timken, Jr.*
Richard G. Kyle, Director	John M. Timken, Jr., Director
Date: February 15, 2019	Date: February 15, 2019

By: /s/ John A. Luke, Jr.*	By: /s/ Ward J. Timken, Jr.*
John A. Luke, Jr., Director	Ward J. Timken, Jr., Director
Date: February 15, 2019	Date: February 15, 2019

By: /s/ Christopher L. Mapes *	By: /s/ Jacqueline F. Woods *
Christopher L. Mapes, Director	Jacqueline F. Woods, Director
Date: February 15, 2019	Date: February 15, 2019

By: /s/ James F. Palmer *	* By: /s/ Philip D. Fracassa
James F. Palmer, Director	Philip D. Fracassa, attorney-in-fact
Date: February 15, 2019	By authority of Power of Attorney
filed as Exhibit 24 hereto
By: /s/ Ajita G. Rajendra *	Date: February 15, 2019
Ajita G. Rajendra, Director
Date: February 15, 2019

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2018	2017	2016
Balance at beginning of period	$20.3	$20.2	$16.9
Additions:
Charged to costs and expenses (1)	3.1	3.8	4.8
Charged to other accounts (2)	1.3	0.4	0.2
Deductions (3)	2.8	4.1	1.7
Balance at end of period	$21.9	$20.3	$20.2

Allowance for surplus and obsolete inventory:	2018	2017	2016
Balance at beginning of period	$30.0	$21.1	$18.4
Additions:
Charged to costs and expenses (4)	16.1	10.3	13.4
Charged to other accounts (2)	2.3	6.0	0.4
Deductions (5)	8.9	7.4	11.1
Balance at end of period	$39.5	$30.0	$21.1

Valuation allowance on deferred tax assets:	2018	2017	2016
Balance at beginning of period	$79.4	$85.5	$83.7
Additions
Charged to costs and expenses (6)	—	6.5	3.8
Deductions (7)	1.9	12.6	2.0
Balance at end of period	$77.5	$79.4	$85.5

(1)	Provision for uncollectible accounts included in expenses.

(2)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(3)	Actual accounts written off against the allowance, net of recoveries.

(4)	Provision for surplus and obsolete inventory included in expenses.

(5)	Inventory items written off against the allowance.

(6)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(7)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss.