Form 10-Q
period 2019-03-31
TIMKEN CO
filed 2019-05-01
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2019
Common Shares, without par value	76,119,662 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars in millions, except per share data)
Net sales	$979.7	$883.1
Cost of products sold	677.1	618.2
Gross Profit	302.6	264.9
Selling, general and administrative expenses	152.7	148.6
Impairment and restructuring charges	—	0.2
Operating Income	149.9	116.1
Interest expense	(18.0)	(10.0)
Interest income	1.3	0.4
Non-service pension and other postretirement income	0.1	1.6
Other income, net	3.3	0.7
Income Before Income Taxes	136.6	108.8
Provision for income taxes	41.3	28.3
Net Income	95.3	80.5
Less: Net income attributable to noncontrolling interest	3.4	0.3
Net Income Attributable to The Timken Company	$91.9	$80.2

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.21	$1.03

Diluted earnings per share	$1.19	$1.02
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
Net Income	$95.3	$80.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4.2)	8.4
Pension and postretirement liability adjustment	(0.1)	—
Change in fair value of derivative financial instruments	(0.6)	0.8
Other comprehensive (loss) income, net of tax	(4.9)	9.2
Comprehensive Income, net of tax	90.4	89.7
Less: comprehensive income (loss) attributable to noncontrolling interest	4.3	(0.3)
Comprehensive Income Attributable to The Timken Company	$86.1	$90.0
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2019	December 31, 2018
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$239.5	$132.5
Restricted cash	0.6	0.6
Accounts receivable, less allowances (2019 – $16.5 million; 2018 – $21.9 million)	611.3	546.6
Unbilled receivables	123.2	116.6
Inventories, net	839.4	835.7
Deferred charges and prepaid expenses	32.3	28.2
Other current assets	73.3	77.0
Total Current Assets	1,919.6	1,737.2
Property, Plant and Equipment, net	896.2	912.1
Operating Lease Assets	114.9	—
Other Assets
Goodwill	953.2	960.5
Other intangible assets	713.9	733.2
Non-current pension assets	10.4	6.2
Deferred income taxes	49.7	59.0
Other non-current assets	22.8	37.0
Total Other Assets	1,750.0	1,795.9
Total Assets	$4,680.7	$4,445.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$26.0	$33.6
Current portion of long-term debt	9.0	9.4
Short-term operating lease liabilities	29.3	—
Accounts payable, trade	294.3	273.2
Salaries, wages and benefits	120.9	174.9
Income taxes payable	41.8	23.5
Other current liabilities	162.3	171.0
Total Current Liabilities	683.6	685.6
Non-Current Liabilities
Long-term debt	1,746.5	1,638.6
Accrued pension cost	161.6	161.3
Accrued postretirement benefits cost	109.6	108.7
Long-term operating lease liabilities	71.1	—
Deferred income taxes	126.8	138.0
Other non-current liabilities	75.6	70.3
Total Non-Current Liabilities	2,291.2	2,116.9
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2019 – 98,375,135 shares; 2018 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	938.2	951.9
Earnings invested in the business	1,700.8	1,630.2
Accumulated other comprehensive loss	(101.1)	(95.3)
Treasury shares at cost (2019 – 22,255,473 shares; 2018 – 22,421,213 shares)	(952.5)	(960.3)
Total Shareholders’ Equity	1,638.5	1,579.6
Noncontrolling Interest	67.4	63.1
Total Equity	1,705.9	1,642.7
Total Liabilities and Equity	$4,680.7	$4,445.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$91.9	$80.2
Net income attributable to noncontrolling interest	3.4	0.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.5	35.8
(Gain) loss on sale of assets	(1.8)	0.6
Deferred income tax provision	0.4	(0.2)
Stock-based compensation expense	7.8	10.3
Pension and other postretirement expense	2.9	2.0
Pension contributions and other postretirement benefit contributions	(4.9)	(6.1)
Operating lease expense	9.9	—
Operating lease payments	(8.9)	—
Changes in operating assets and liabilities:
Accounts receivable	(65.0)	(72.1)
Unbilled receivables	(6.6)	(11.5)
Inventories	(4.1)	(53.8)
Accounts payable, trade	20.2	(2.3)
Other accrued expenses	(58.0)	(38.7)
Income taxes	24.7	13.6
Other, net	0.9	(2.4)
Net Cash Provided by (Used in) Operating Activities	52.3	(44.3)
Investing Activities
Capital expenditures	(16.2)	(17.8)
Acquisitions, net of cash received	(2.9)	—
Proceeds from disposal of property, plant and equipment	2.1	0.1
Investments in short-term marketable securities, net	(2.7)	3.7
Other	0.1	—
Net Cash Used in Investing Activities	(19.6)	(14.0)
Financing Activities
Cash dividends paid to shareholders	(21.3)	(21.1)
Purchase of treasury shares	(8.3)	(22.7)
Proceeds from exercise of stock options	1.0	8.4
Shares surrendered for taxes	(6.4)	(4.4)
Accounts receivable facility borrowings	25.0	51.0
Accounts receivable facility payments	—	(15.0)
Proceeds from long-term debt	207.0	75.0
Payments on long-term debt	(116.8)	(42.4)
Short-term debt activity, net	(6.8)	24.6
Other	—	(1.1)
Net Cash Provided by Financing Activities	73.4	52.3
Effect of exchange rate changes on cash	0.9	0.9
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	107.0	(5.1)
Cash, cash equivalents and restricted cash at beginning of year	133.1	125.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$240.1	$120.3
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 2 - Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2018. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", which was adopted by the Company on January 1, 2019. In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which was adopted by the Company on January 1, 2019. Updates to the Company's accounting policies as a result of adopting ASU 2016-02 and ASU 2017-12 are discussed below:

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. The Company adopted the new leasing standard on January 1, 2019 using the cumulative-effect adjustment transition method. The Company also elected several practical expedients to not reassess the following: (1) whether any expired or existing contracts contain leases; (2) the lease classification between finance and operating leases for any expired or existing leases; and (3) the recognition of initial direct costs for existing leases. The Company also elected to not to recognize leases with a term of 12 months or less on the Consolidated Balance Sheets. The adoption of the lease standard had no impact to the Company's consolidated results of operations or the captions on the consolidated statements of cash flows. The cumulative effect of the changes made to the balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	Effect of Accounting Change	Balance at January 1, 2019
Operating lease assets	$—	$114.1	114.1
Other intangible assets	733.2	0.7	733.9
Other non-current assets (1)	37.0	(15.3)	21.7
Total Assets	4,445.2	99.5	4,544.7

Short-term operating lease liability	—	29.8	29.8
Long-term operating lease liability	—	69.7	69.7
Total Liabilities	$2,802.5	$99.5	$2,902.0

(1) Due to the adoption of the new leasing standard, the Company recognized operating lease assets and corresponding operating lease liabilities on the Consolidated Balance Sheet at March 31, 2019. In conjunction with the adoption of the new leasing standard, the Company reclassified $15.3 million of lease assets related to purchasing accounting adjustments from the ABC Bearing acquisition from Other assets to Operating lease assets. These assets do not have material corresponding lease liabilities.

The Company determines if any arrangement is a lease at the inception of a contract. For leases where the Company is the lessee, it recognizes lease assets and related lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. Most of the Company’s leases do not provide an implicit interest rate. As a result, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease assets also consist of amounts for favorable or unfavorable lease terms related to acquisitions. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. A lease asset and lease liability are not recorded for leases with an initial term of less than 12 months or less and the lease expenses related to these leases is recognized as incurred over the lease term.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which impacts both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 amends and clarifies the requirements to qualify for hedge accounting, removes the requirement to recognize changes in fair value from certain hedges in current earnings, and specifies the presentation of changes in fair value in the income statement for all hedging instruments. ASU 2017-12 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2017-12 effective January 1, 2019, and the impact of adoption was not material to the Company's results of operations and financial condition.

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

Note 3 - Acquisitions
During 2018, the Company completed three acquisitions. On September 18, 2018, the Company completed the acquisition of Rollon S.p.A. ("Rollon"), a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of industries such as passenger rail, aerospace, packaging and logistics, medical and automation. On September 1, 2018, the Company completed the acquisition of Apiary Investments Holdings Limited ("Cone Drive"), a leader in precision drives used in diverse markets including solar, automation, aerial platforms, and food and beverage. On August 30, 2018, the Company's majority-owned subsidiary, Timken India Limited ("Timken India"), completed the acquisition of ABC Bearings Limited ("ABC Bearings"). Timken India issued its shares as consideration for the acquisition of ABC Bearings. ABC Bearings is a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India.

In January 2019, the Company paid a working capital adjustment of $2.9 million in connection with the Cone Drive acquisition, which was accrued and reflected in the purchase price in 2018. Also, certain measurement period adjustments were recorded in 2019, resulting in a $3.0 million increase to Goodwill. The following table presents the purchase price allocation at fair value, net of cash acquired, for the 2018 acquisitions:

	Initial Purchase Price Allocation	Adjustments	Preliminary Purchase Price Allocation
Assets:
Accounts receivable, net	$42.5		$42.5
Inventories, net	61.6	(0.1)	61.5
Other current assets	8.5		8.5
Property, plant and equipment, net	71.7	(6.6)	65.1
Goodwill	468.2	3.0	471.2
Other intangible assets	372.6	2.5	375.1
Other non-current assets	20.2	(1.9)	18.3
Total assets acquired	$1,045.3	$(3.1)	$1,042.2
Liabilities:
Accounts payable, trade	$35.2		$35.2
Salaries, wages and benefits	9.1		9.1
Income taxes payable	2.5		2.5
Other current liabilities	8.2	0.5	8.7
Short-term debt	2.5	(0.6)	1.9
Long-term debt	3.0	(1.4)	1.6
Accrued pension cost	5.7		5.7
Accrued postretirement benefits cost	11.7		11.7
Deferred income taxes	116.2	(1.6)	114.6
Other non-current liabilities	16.9		16.9
Total liabilities assumed	$211.0	$(3.1)	$207.9
Net assets acquired	$834.3	$—	$834.3

This purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. The purchase price allocation is preliminary as a result of the continued evaluation of contingent liabilities and the finalization of the Company's review pertaining to a limited set of valuation calculations and inputs. The primary areas of the preliminary purchase price allocation that have not been finalized relate to the fair value of net property, plant, and equipment, other intangible assets, contingencies and the related impacts on deferred income taxes and goodwill. During the measurement period, we will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Note 4 - Inventories
The components of inventories at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Manufacturing supplies	$33.1	$32.4
Raw materials	103.4	102.4
Work in process	292.0	287.7
Finished products	451.5	452.7
Subtotal	880.0	875.2
Allowance for obsolete and surplus inventory	(40.6)	(39.5)
Total Inventories, net	$839.4	$835.7

Inventories are valued at net realizable value, with approximately 56% valued on the first-in, first-out ("FIFO") method and the remaining 44% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method and all of the Company's international inventories are valued on the FIFO method.

The LIFO reserve at March 31, 2019 and December 31, 2018 was $174.5 million and $173.9 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$349.7	$610.8	$960.5
Acquisitions	—	3.0	3.0
Foreign currency translation adjustments and other changes	(4.0)	(6.3)	(10.3)
Ending balance	$345.7	$607.5	$953.2

The $3.0 million addition of goodwill from acquisitions resulted from certain measurement period adjustments recorded in 2019 related to 2018 acquisitions. The Company is still evaluating the tax deductibility of goodwill from the ABC Bearings acquisition. Refer to Note 3 - Acquisitions for further information.

The following table displays intangible assets as of March 31, 2019 and December 31, 2018:

	Balance at March 31, 2019			Balance at December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$478.7	$106.9	$371.8	$481.5	$99.8	$381.7
Technology and know-how	243.7	43.9	199.8	245.0	40.4	204.6
Trade names	12.0	5.1	6.9	11.3	4.8	6.5
Capitalized software	267.4	238.7	28.7	266.4	236.5	29.9
Other	41.0	36.2	4.8	40.8	35.2	5.6
	$1,042.8	$430.8	$612.0	$1,045.0	$416.7	$628.3
Intangible assets not subject to amortization:
Trade names	$93.2		$93.2	$96.2		$96.2
FAA air agency certificates	8.7		8.7	8.7		8.7
	$101.9		$101.9	$104.9		$104.9
Total intangible assets	$1,144.7	$430.8	$713.9	$1,149.9	$416.7	$733.2

Amortization expense for intangible assets was $14.5 million and $10.8 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for intangible assets is projected to be $56.0 million in 2019; $51.3 million in 2020; $47.3 million in 2021; $42.8 million in 2022; and $40.0 million in 2023.

Note 6 - Leasing

The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.

Lease expense for the three months ended March 31, 2019 was as follows:

March 31, 2019
Operating lease expense	$9.9
Amortization of right-of-use assets on finance leases	0.4
Total lease expense	$10.3

The following tables present the impact of leasing on the Consolidated Balance Sheet.

Operating Leases	March 31, 2019
Lease assets:
Operating lease assets	$114.9
Lease liabilities:
Short-term operating lease liabilities	$29.3
Long-term operating lease liabilities	71.1
Total operating lease liabilities	$100.4

Finance Leases	March 31, 2019
Lease assets:
Property, plant and equipment, net	$3.4
Lease liabilities:
Current portion of long-term debt	$0.6
Long-term debt	2.1
Total finance lease liabilities	$2.7

Future minimum lease payments under non-cancellable leases at March 31, 2019 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2019	$25.3	$0.6
2020	27.3	0.8
2021	17.4	0.7
2022	11.5	0.6
2023	7.8	0.1
Thereafter	27.8	—
Total future minimum lease payments	117.1	2.8
Less: imputed interest	(16.7)	(0.1)
Total	$100.4	$2.7

The following table presents other information related to leases:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.9
Financing cash flows from finance leases	1.0
Lease assets added in the period:
Operating leases	2.9
Finance leases	0.6
Weighted-average remaining lease term:
Operating leases	5.5 years
Finance leases	3.8 years
Weighted-average discount rate:
Operating leases	4.23%
Finance leases	2.50%

Note 7 - Financing Arrangements
Short-term debt at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.34% to 2.80% at March 31, 2019 and 0.29% to 1.00% at December 31, 2018	$26.0	$33.6
Short-term debt	$26.0	$33.6

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $272.0 million in the aggregate. Most of these lines of credit are uncommitted. At March 31, 2019, the Company’s foreign subsidiaries had borrowings outstanding of $26.0 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to $245.5 million.

Long-term debt at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 3.59% and Euro of 1.10% at March 31, 2019 and 3.40% and 1.10%, respectively, at December 31, 2018	$141.2	$43.9
Variable-rate Euro Term Loan(1), maturing on September 18, 2020, with an interest rate of 1.13% at March 31, 2019 and December 31, 2018	99.8	107.1
Variable-rate Accounts Receivable Facility, maturing on May 8, 2028, with an interest rate of 3.47% at March 31, 2019 and 3.22% at December 31, 2018	100.0	75.0
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 3.75% at March 31, 2019 and 3.77% at December 31, 2018	344.9	347.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	347.9	347.7
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	167.7	171.4
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	395.9	395.8
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.6	154.6
Other	3.5	5.4
	1,755.5	1,648.0
Less: Current maturities	9.0	9.4
Long-term debt	$1,746.5	$1,638.6

(1) Net of discounts and fees
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2019. As of March 31, 2019, there were outstanding borrowings of $100.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to zero. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income.

The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At March 31, 2019, the Company had $141.2 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $358.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2019, the Company was in full compliance with both of these covenants.

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

On September 7, 2017, the Company issued €150 million aggregate principal amount of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027 (the "2027 Notes"). On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 (the "2020 Term Loan"). On March 22, 2019, the Company repaid €4.5 million under the 2020 Term Loan bringing the total paid to-date to €11 million, which reduced the principal balance to €89 million as of March 31, 2019.

All of these debt instruments, except the 2028 Notes and the Accounts Receivable Facility, have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are similar to those in the Senior Credit Facility. At March 31, 2019, the Company was in full compliance with both of these covenants. The 2028 Notes, Accounts Receivable Facility and the short-term lines of credit do not have these types of financial covenants.

Note 8 - Contingencies
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

The Company had total environmental accruals of $5.4 million and $5.5 million for various known environmental matters that are probable and reasonably estimable at March 31, 2019 and December 31, 2018, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $7.6 million and $7.1 million at March 31, 2019 and December 31, 2018, respectively. The Company is also currently evaluating claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 9 - Equity

The following tables present the changes in the components of equity for the first three months ended March 31, 2019 and 2018, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Net income	95.3			91.9			3.4
Foreign currency translation adjustment	(4.2)				(5.1)		0.9
Pension and postretirement liability adjustments	(0.1)				(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.6)				(0.6)
Dividends – $0.28 per share	(21.3)			(21.3)
Stock-based compensation	7.8		7.8
Stock purchased at fair market value	(8.3)					(8.3)
Stock option exercise activity	1.0		(0.6)			1.6
Restricted share activity	—		(20.9)			20.9
Shares surrendered for taxes	(6.4)					(6.4)
Balance at March 31, 2019	$1,705.9	$53.1	$938.2	$1,700.8	$(101.1)	$(952.5)	$67.4

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Cumulative effect of adopting ASU 2014-09 (net of income tax benefit of $2.6 million)(1)	7.7			7.7
Cumulative effect of adopting ASU 2018-02	—			0.7	(0.7)
Net income	80.5			80.2			0.3
Foreign currency translation adjustment	8.4				9.0		(0.6)
Change in fair value of derivative financial instruments, net of reclassifications	0.8				0.8
Dividends – $0.27 per share	(21.1)			(21.1)
Stock-based compensation	10.3		10.3
Stock purchased at fair market value	(22.7)					(22.7)
Stock option exercise activity	8.4		(1.4)			9.8
Restricted share activity	—		(11.2)			11.2
Shares surrendered for taxes	(4.4)					(4.4)
Balance at March 31, 2018	$1,542.8	$53.1	$901.5	$1,475.9	$(29.2)	$(890.4)	$31.9
(1) On January 1, 2018, the Company recognized the cumulative effect of adopting the revenue recognition guidance in ASU 2014-09 and related amendments as an adjustment to the opening balance of earnings invested in the business for the year ended December 31, 2018. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2018	$(95.6)	$—	$0.3	$(95.3)
Other comprehensive (loss) income before reclassifications and income taxes	(4.2)	(0.1)	0.4	(3.9)
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	—	(1.2)	(1.2)
Income tax expense	—	—	0.2	0.2
Net current period other comprehensive loss, net of income taxes	(4.2)	(0.1)	(0.6)	(4.9)
Noncontrolling interest	(0.9)	—	—	(0.9)
Net current period comprehensive loss, net of income taxes and noncontrolling interest	(5.1)	(0.1)	(0.6)	(5.8)
Balance at March 31, 2019	$(100.7)	$(0.1)	$(0.3)	$(101.1)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)
Cumulative effect of ASU 2018-02	—	(0.1)	(0.6)	(0.7)
Balance at January 1, 2018	(35.1)	(0.4)	(3.5)	(39.0)
Other comprehensive income (loss) before reclassifications and income taxes	8.4	—	(0.4)	8.0
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	—	1.4	1.4
Income tax expense	—	—	(0.2)	(0.2)
Net current period other comprehensive income, net of income taxes	8.4	—	0.8	9.2
Noncontrolling interest	0.6	—	—	0.6
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	9.0	(0.1)	0.2	9.1
Balance at March 31, 2018	$(26.1)	$(0.4)	$(2.7)	$(29.2)

Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to The Timken Company	$91.9	$80.2
Less: undistributed earnings allocated to nonvested stock	—	—
Net income available to common shareholders for basic and diluted earnings per share	$91.9	$80.2
Denominator:
Weighted average number of shares outstanding - basic	75,986,285	77,734,153
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,026,288	1,279,032
Weighted average number of shares outstanding, assuming dilution of stock options and awards	77,012,573	79,013,185
Basic earnings per share	$1.21	$1.03
Diluted earnings per share	$1.19	$1.02

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during each period presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2019 and 2018 were 1,191,056 and 699,902, respectively.

Note 12 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Mobile	Process	Total	Mobile	Process	Total
United States	$273.7	$209.7	$483.4	$257.4	$178.6	$436.0
Americas excluding United States	48.5	43.6	92.1	55.2	46.7	101.9
Europe / Middle East / Africa	101.7	125.0	226.7	102.9	88.0	190.9
Asia-Pacific	76.1	101.4	177.5	73.0	81.3	154.3
Net sales	$500.0	$479.7	$979.7	$488.5	$394.6	$883.1
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the three months ended March 31, 2019:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2019	March 31, 2018
Original equipment manufacturers	57%	57%
Distribution/end users	43%	43%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the three months ended March 31, 2019 and March 31, 2018, approximately 10% and 9%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. The payment terms with the U.S. government or its contractors, which represented approximately 7% and 6% of total net sales during the three months ended March 31, 2019 and March 31, 2018, respectively, differ from those of non-government customers. Finally, approximately 5% of total net sales represented service revenue during the three months ended March 31, 2019 and March 31, 2018, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $129 million at March 31, 2019.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2019:

March 31, 2019
Beginning balance, January 1	$116.6
Additional unbilled revenue recognized	95.5
Less: amounts billed to customers	(88.9)
Ending balance	$123.2

There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2019.

Note 13 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes ("EBIT").

	Three Months Ended March 31,
	2019	2018
Net sales:
Mobile Industries	$500.0	$488.5
Process Industries	479.7	394.6
Net sales	$979.7	$883.1
Segment EBIT:
Mobile Industries	$61.4	$51.1
Process Industries	106.2	81.6
Total EBIT, for reportable segments	$167.6	$132.7
Corporate expenses	(14.3)	(14.3)
Interest expense	(18.0)	(10.0)
Interest income	1.3	0.4
Income before income taxes	$136.6	$108.8

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2019 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2019.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2.6	$3.2	$0.4	$0.4	$3.0	$3.6
Interest cost	6.0	5.9	1.9	1.9	7.9	7.8
Expected return on plan assets	(6.4)	(7.3)	(2.6)	(3.0)	(9.0)	(10.3)
Amortization of prior service cost	0.4	0.4	—	—	0.4	0.4
Net periodic benefit cost	$2.6	$2.2	$(0.3)	$(0.7)	$2.3	$1.5

The Company currently expects to make contributions and payments related to its global defined benefit pension plans totaling approximately $34 million in 2019. Approximately $24 million of this total relates to the expected 2019 payout of deferred compensation to a former executive officer of the Company, which is expected to trigger a pension settlement during the third quarter of 2019.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2019 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2019.

	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost:
Interest cost	$1.9	$1.8
Expected return on plan assets	(0.8)	(0.9)
Amortization of prior service credit	(0.5)	(0.4)
Net periodic benefit cost	$0.6	$0.5

Note 16 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2019	2018
Provision for income taxes	$41.3	$28.3
Effective tax rate	30.2%	26.0%

The income tax expense for the three months ended March 31, 2019 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates and U.S. state and local income taxes. It was further impacted by additional accruals recorded discretely for uncertain tax positions related to the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform").

The effective tax rate of 30.2% for the three months ended March 31, 2019 is higher than the three months ended March 31, 2018 primarily due to additional accruals recorded discretely for uncertain tax positions related to U.S. Tax Reform.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$211.2	$208.9	$2.3	$—
Cash and cash equivalents measured at net asset value	28.3
Restricted cash	0.6	0.6	—	—
Short-term investments	24.9	—	24.9	—
Short-term investments measured at net asset value	0.1
Foreign currency hedges	6.6	—	6.6	—
Total Assets	$271.7	$209.5	$33.8	$—
Liabilities:
Foreign currency hedges	$0.7	$—	$0.7	$—
Total Liabilities	$0.7	$—	$0.7	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$105.9	$104.4	$1.5	$—
Cash and cash equivalents measured at net asset value	26.6
Restricted cash	0.6	0.6	—	—
Short-term investments	21.8	—	21.8	—
Foreign currency hedges	4.6	—	4.6	—
Total Assets	$159.5	$105.0	$27.9	$—
Liabilities:
Foreign currency hedges	$0.7	$—	$0.7	$—
Total Liabilities	$0.7	$—	$0.7	$—

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

Additionally, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 3 - Acquisitions for further discussion.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

No other material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 and 2018, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,098.4 million and $1,077.5 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of this debt was $1,066.9 million and $1,070.7 million at March 31, 2019 and December 31, 2018, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2019 and December 31, 2018, the Company had $217.3 million and $218.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

Cash Flow Hedging Strategy:

For certain derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings.

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

The following table presents the impact of derivative instruments not designated as hedging instruments for the three months ended March 31, 2019 and 2018, respectively, and their location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2019	2018
Foreign currency forward contracts	Other income (expense), net	$3.0	$(4.4)

Note 19 - Subsequent Events

On April 1, 2019, the Company completed the acquisition of The Diamond Chain Company ("Diamond Chain"), a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain, located in Indianapolis, Indiana, operates primarily in the United States and China and had annual sales of approximately $60 million for the twelve months ended March 31, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:
The Timken Company designs and manages a growing portfolio of engineered bearings and power transmission products. With more than a century of innovation and increasing knowledge, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Diamond Chain®, Drives®, Cone Drive®, Rollon®, Lovejoy® and Groeneveld®. Timken employs more than 18,000 people globally in 35 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

The following highlights the Company's recent significant strategic accomplishment:

•
On April 1, 2019, the Company completed the acquisition of Diamond Chain, a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain, located in Indianapolis, Indiana, operates primarily in the United States and China and had annual sales of approximately $60 million for the twelve months ended March 31, 2019.

Other Events:

•
The Company incurred costs related to a severe flood caused by heavy rainstorms in Knoxville, Tennessee during the first quarter, which directly impacted one of the Company's warehouses. During the first quarter of 2019, the Company recorded property damage and related expenses of $6.0 million, net of expected insurance proceeds. The Company expects to quantify and incur additional costs over the next few months that are expected to be covered by the Company's insurance policies. In addition, the inability to access inventory and the time to replace lost inventory temporarily impacted the product shipments to customers from this facility. The Company is in the process of calculating the financial impact and preparing business interruption claims to submit to the Company's insurance provider over the next few months.

Overview:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net sales	$979.7	$883.1	$96.6	10.9%
Net income	95.3	80.5	14.8	18.4%
Net income attributable to noncontrolling interest	3.4	0.3	3.1	NM
Net income attributable to The Timken Company	$91.9	$80.2	$11.7	14.6%
Diluted earnings per share	$1.19	$1.02	$0.17	16.7%
Average number of shares – diluted	77,012,573	79,013,185	—	(2.5)%
The increase in net sales for the first three months of 2019 compared with the first three months of 2018 was primarily driven by the benefit of acquisitions, higher end-market demand and the impact of higher pricing, partially offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the first three months of 2019 compared with the first three months of 2018 was primarily due to improved performance across the business, driven by the impact of higher volume, favorable price/mix, the net benefit of acquisitions and improved manufacturing performance, partially offset by higher income tax and interest expense, higher material costs and property loss from flood damage at the Company's facility in Knoxville, Tennessee.

Outlook:
The Company expects 2019 full-year sales to increase approximately 8% to 10% compared with 2018 primarily due to organic growth in Process Industries and the benefit of acquisitions, including the recently completed Diamond Chain, Rollon, Cone Drive and ABC Bearings acquisitions, partially offset by the unfavorable impact of foreign currency exchange rate changes. The Company's earnings are expected to be higher in 2019 compared with 2018, primarily due to favorable price/mix, the impact of higher volume, the benefit of acquisitions, improved manufacturing performance, lower logistics costs and the impact of lower net actuarial losses ("mark-to-market charges"), partially offset by the unfavorable impact of foreign currency exchange rate changes, higher material costs, as well as higher income tax and interest expenses. The 2019 outlook does not account for mark-to-market charges because the amount will not be known unless a specific event triggers a remeasurement or until the fourth quarter of 2019.

The Company expects to generate operating cash of approximately $510 million in 2019, an increase from 2018 of approximately $178 million or 53%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures of approximately $150 million in 2019, compared with $113 million in 2018.

The Statement of Income

Sales:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net Sales	$979.7	$883.1	$96.6	10.9%
Net sales increased for the first three months of 2019 compared with the first three months of 2018, primarily due to the benefit of acquisitions of $71 million and higher organic revenue of $56 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $31 million. The increase in organic revenue was driven by improved demand across most end-market sectors led by aerospace, wind energy and industrial distribution. The increase in organic revenue was also due to the impact of improved pricing.

Gross Profit:

	Three Months Ended March 31,
	2019	2018	$ Change	Change
Gross profit	$302.6	$264.9	$37.7	14.2%
Gross profit % to net sales	30.9%	30.0%		90	bps
Gross profit increased in the first three months of 2019 compared with the first three months of 2018, primarily due to the benefit of acquisitions of $23 million, the impact of higher volume of $17 million, favorable price/mix of $15 million and improved manufacturing performance of $7 million. These factors were partially offset by higher material costs of $12 million, the unfavorable impact of foreign currency exchange rate changes of $7 million and property losses and related expenses of $6 million from flood damage.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2019	2018	$ Change	Change
Selling, general and administrative expenses	$152.7	$148.6	$4.1	2.8%
Selling, general and administrative expenses % to net sales	15.6%	16.8%		(120) bps
Selling, general and administrative expenses increased in the first three months of 2019 compared with the first three months of 2018, primarily due to the impact of acquisitions of $16 million, partially offset by the favorable impact of foreign currency exchange rate changes, lower compensation expense and the impact of other cost reductions.

Interest Income and Expense:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Interest expense	$(18.0)	$(10.0)	$(8.0)	80.0%
Interest income	$1.3	$0.4	$0.9	225.0%
The increase in interest expense for the first three months of 2019 compared with the first three months of 2018 was primarily due to an increase in outstanding debt to fund the acquisitions of Rollon and Cone Drive.

Other Income (Expense):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Non-service pension and other postretirement income	$0.1	$1.6	$(1.5)	(93.8)%
Other income, net	3.3	0.7	2.6	371.4%
Total other income, net	$3.4	$2.3	$1.1	47.8%
Non-service pension and other postretirement income decreased in the first three months of 2019 compared with the first three months of 2018, primarily due to lower expected returns on lower plan assets for defined benefit pension plans in 2019. Other income, net increased in the first three months of 2019 compared with the first three months of 2018, primarily due to the gain on the sale of the former manufacturing facility in Pulaski, Tennessee.

Income Tax Expense:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Provision for income taxes	$41.3	$28.3	$13.0	45.9%
Effective tax rate	30.2%	26.0%		420 bps
Income tax expense increased $13 million for the first three months of 2019 compared with the first three months of 2018 primarily due to $5.8 million of income taxes on higher pre-tax earnings. Income tax expense also increased $5.4 million due to additional accruals recorded discretely for uncertain tax positions related to U.S. Tax Reform. Refer to Note 16 - Income Taxes for more information on the computation of the income tax expense in interim periods.

Business Segments

The Company's reportable segments are business units that serve different industry sectors. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 13 - Segment Information for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2018 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions and divestitures completed in 2018 by segment based on the customers and underlying markets served:

•
The Company acquired Rollon, Cone Drive and ABC Bearings during the third quarter of 2018. Substantially all of the results for Cone Drive and Rollon are reported in the Process Industries segment. Substantially all of the results for ABC Bearings are reported in the Mobile Industries segment.

•	The Company divested Groeneveld Information Technology Holding B.V. (the "ICT Business") on September 19, 2018. Results for the ICT Business were reported in the Mobile Industries segment.

Mobile Industries Segment:

	Three Months Ended March 31,
	2019	2018	$ Change	Change
Net sales	$500.0	$488.5	$11.5	2.4%
EBIT	$61.4	$51.1	$10.3	20.2%
EBIT margin	12.3%	10.5%		180	bps

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net sales	$500.0	$488.5	$11.5	2.4%
Less: Acquisitions	21.9	—	21.9	NM
Divestitures	(3.4)	—	(3.4)	NM
Currency	(16.4)	—	(16.4)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$497.9	$488.5	$9.4	1.9%
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $9 million or 1.9% in the first three months of 2019 compared with the first three months of 2018, reflecting organic growth in the aerospace market sector, as well as higher pricing. EBIT increased by $10 million or 20.2% in the first three months of 2019 compared with the first three months of 2018, primarily due to improved manufacturing performance and lower SG&A expense of $6 million, respectively, the net benefit of acquisitions and favorable price/mix. These factors were partially offset by higher material costs of $7 million and property loss of $6 million from flood damage and related expenses at the Company's facility in Knoxville, Tennessee.
Full-year sales for the Mobile Industries segment are expected to be up approximately 1% to 3% in 2019 compared with 2018. This reflects the benefit of acquisitions, net of divestitures, partially offset by the unfavorable impact of foreign currency exchange rate changes. EBIT for the Mobile Industries segment is expected to increase in 2019 compared with 2018 primarily due to the impact of favorable price/mix, the impact of acquisitions, and lower logistics and SG&A costs, partially offset by the impact of lower volume and unfavorable foreign currency exchange rate changes.

Process Industries Segment:

	Three Months Ended March 31,
	2019	2018	$ Change	Change
Net sales	$479.7	$394.6	$85.1	21.6%
EBIT	$106.2	$81.6	$24.6	30.1%
EBIT margin	22.1%	20.7%		140	bps

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net sales	$479.7	$394.6	$85.1	21.6%
Less: Acquisitions	52.4	—	52.4	NM
Currency	(14.1)	—	(14.1)	NM
Net sales, excluding the impact of acquisitions and currency	$441.4	$394.6	$46.8	11.9%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $47 million or 11.9% in the first three months of 2019 compared with the first three months of 2018. The increase was primarily driven by increased demand across most sectors, led by wind energy, industrial distribution and heavy industries. EBIT increased $25 million or 30.1% in the first three months of 2019 compared with the first three months of 2018 primarily due to the impact of higher volume of $17 million, favorable price/mix of $10 million and the net benefit of acquisitions of $5 million. These factors were partially offset by higher material costs of $5 million.
Full-year sales for the Process Industries segment are expected to be up approximately 16% to 18% in 2019 compared with 2018. This reflects expected organic growth across most sectors, led by industrial distribution and wind energy, as well as the benefit of acquisitions, partially offset by the unfavorable impact of foreign currency exchange rate changes. EBIT for the Process Industries segment is expected to increase in 2019 compared with 2018 primarily due to the impact of favorable price/mix, higher volume, the benefit of acquisitions, and improved manufacturing performance, partially offset by higher SG&A expenses and higher material and logistics costs.

Corporate:

	Three Months Ended March 31,
	2019	2018	$ Change	Change
Corporate expenses	$14.3	$14.3	$—	—%
Corporate expenses % to net sales	1.5%	1.6%		(10) bps

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

Current Assets:

	March 31, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$239.5	$132.5	$107.0	80.8%
Restricted cash	0.6	0.6	—	—%
Accounts receivable, net	611.3	546.6	64.7	11.8%
Unbilled receivables	123.2	116.6	6.6	5.7%
Inventories, net	839.4	835.7	3.7	0.4%
Deferred charges and prepaid expenses	32.3	28.2	4.1	14.5%
Other current assets	73.3	77.0	(3.7)	(4.8)%
Total current assets	$1,919.6	$1,737.2	$182.4	10.5%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Accounts receivable increased primarily due to higher sales in March 2019 compared to December 2018. In addition, the Company wrote-off approximately $4 million of receivables that had been fully reserved for in the allowance for doubtful accounts.

Property, Plant and Equipment, Net:

	March 31, 2019	December 31, 2018	$ Change	% Change
Property, plant and equipment	$2,480.6	$2,486.5	$(5.9)	(0.2)%
Less: accumulated depreciation	(1,584.4)	(1,574.4)	(10.0)	0.6%
Property, plant and equipment, net	$896.2	$912.1	$(15.9)	(1.7)%
The decrease in net property, plant and equipment in the first three months of 2019 was primarily due to current-year depreciation of $25 million and purchase price adjustments of $7 million for the businesses acquired during 2018, partially offset by capital expenditures of $16 million.

Operating Lease Assets

	March 31, 2019	December 31, 2018	$ Change	% Change
Operating lease assets	$114.9	$—	$114.9	NM
The increase in operating lease assets in the first three months of 2019 was primarily due to the adoption of the new lease accounting standard. The increase also includes the reclassification of $15.3 million of lease assets from non-current assets to operating lease assets related to purchasing accounting adjustments from the ABC Bearing acquisition. These assets do not have corresponding lease liabilities. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

Other Assets:

	March 31, 2019	December 31, 2018	$ Change	% Change
Goodwill	$953.2	$960.5	$(7.3)	(0.8)%
Non-current pension assets	10.4	6.2	4.2	67.7%
Other intangible assets	713.9	733.2	(19.3)	(2.6)%
Deferred income taxes	49.7	59.0	(9.3)	(15.8)%
Other non-current assets	22.8	37.0	(14.2)	(38.4)%
Total other assets	$1,750.0	$1,795.9	$(45.9)	(2.6)%
The decrease in goodwill was primarily due to the impact of foreign currency translations adjustments of $10.3 million, partially offset by purchase price adjustments for prior year acquisitions of $3.0 million. The decrease in other intangible assets was primarily due to current-year amortization of $14.5 million and the impact of foreign currency translation adjustments of $8.3 million, partially offset by purchase price adjustments for prior year acquisitions of $2.5 million. The decrease in other non-current assets was primarily due to the reclassification of $15.3 million of lease assets from non-current assets to operating lease assets related to the ABC Bearings acquisition.

Current Liabilities:

	March 31, 2019	December 31, 2018	$ Change	% Change
Short-term debt	$26.0	$33.6	$(7.6)	(22.6)%
Current portion of long-term debt	9.0	9.4	(0.4)	(4.3)%
Short-term operating lease liabilities	29.3	—	29.3	NM
Accounts payable	294.3	273.2	21.1	7.7%
Salaries, wages and benefits	120.9	174.9	(54.0)	(30.9)%
Income taxes payable	41.8	23.5	18.3	77.9%
Other current liabilities	162.3	171.0	(8.7)	(5.1)%
Total current liabilities	$683.6	$685.6	$(2.0)	(0.3)%
The decrease in short-term debt was primarily due to lower borrowings under foreign lines of credit. The increase in short-term operating lease liabilities was primarily due to the adoption of the new lease accounting standard. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

The increase in accounts payable was primarily due to an increase in normal seasonal purchase activity to meet higher demand. The decrease in accrued salaries, wages and benefits was primarily due to payments for 2018 performance-based compensation exceeding accruals for 2019 performance-based compensation expense. The increase in income taxes payable was primarily due to income tax expense of $41.3 million, partially offset by cash payments of $13.6 million.

Non-Current Liabilities:

	March 31, 2019	December 31, 2018	$ Change	% Change
Long-term debt	$1,746.5	$1,638.6	$107.9	6.6%
Accrued pension cost	161.6	161.3	0.3	0.2%
Accrued postretirement benefits cost	109.6	108.7	0.9	0.8%
Long-term operating lease liabilities	71.1	—	71.1	NM
Deferred income taxes	126.8	138.0	(11.2)	(8.1)%
Other non-current liabilities	75.6	70.3	5.3	7.5%
Total non-current liabilities	$2,291.2	$2,116.9	$174.3	8.2%
The increase in long-term debt was primarily due to additional borrowings under the Senior Credit Facility used primarily to finance the Diamond Chain acquisition, which occurred on April 1, 2019.
The increase in long-term operating lease liabilities was primarily due to the adoption of the new lease accounting standard. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

Shareholders’ Equity:

	March 31, 2019	December 31, 2018	$ Change	% Change
Common shares	$991.3	$1,005.0	$(13.7)	(1.4)%
Earnings invested in the business	1,700.8	1,630.2	70.6	4.3%
Accumulated other comprehensive loss	(101.1)	(95.3)	(5.8)	6.1%
Treasury shares	(952.5)	(960.3)	7.8	(0.8)%
Noncontrolling interest	67.4	63.1	4.3	6.8%
Total shareholders’ equity	$1,705.9	$1,642.7	$63.2	3.8%
Common shares decreased primarily due to the vesting of performance-based restricted stock units and time-based restricted stock units, partially offset by stock compensation expense recognized for the first three months of 2019. Earnings invested in the business in the first three months of 2019 increased by net income attributable to the Company of $92 million, partially offset by dividends declared of $21 million.

The decrease in treasury shares was primarily due to the issuance of $16 million of shares for stock compensation plans (net of shares surrendered for taxes) during the first three months of 2019, partially offset by the Company's purchase of 208,856 of its common shares for $8.3 million.

Cash Flows

	Three Months Ended March 31,
	2019	2018	$ Change
Net cash provided by (used in) operating activities	$52.3	$(44.3)	$96.6
Net cash used in investing activities	(19.6)	(14.0)	(5.6)
Net cash provided by financing activities	73.4	52.3	21.1
Effect of exchange rate changes on cash	0.9	0.9	—
Increase (decrease) in cash, cash equivalents and restricted cash	$107.0	$(5.1)	$112.1

Operating Activities:
The increase in net cash provided by operating activities for the first three months of 2019 compared with the first three months of 2018 was primarily due to a decrease in cash used for working capital items of $64.9 million, higher net income of $14.8 million and the favorable impact of income taxes on cash of $11.7 million. Refer to the table below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first three months of 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018	$ Change
Cash (Used) Provided:
Accounts receivable	$(65.0)	$(72.1)	$7.1
Unbilled receivables	(6.6)	(11.5)	4.9
Inventories	(4.1)	(53.8)	49.7
Trade accounts payable	20.2	(2.3)	22.5
Other accrued expenses	(58.0)	(38.7)	(19.3)
Cash used in working capital items	$(113.5)	$(178.4)	$64.9

The following table displays the impact of income taxes on cash during the first three months of 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018	$ Change
Accrued income tax expense	$41.3	$28.3	$13.0
Income tax payments	(13.6)	(11.0)	(2.6)
Other miscellaneous items	(2.6)	(3.9)	1.3
Change in income taxes	$25.1	$13.4	$11.7
Financing Activities:
The increase in net cash provided by financing activities for the first three months of 2019 compared with the first three months of 2018 was primarily due to an increase in net borrowings of $15.2 million, primarily used to fund the acquisition of Diamond Chain on April 1, 2019, and the decrease in cash used for share repurchases of $14.4 million, partially offset by a reduction in proceeds from stock option activity of $7.4 million.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2019	December 31, 2018
Short-term debt	$26.0	$33.6
Current portion of long-term debt	9.0	9.4
Long-term debt	1,746.5	1,638.6
Total debt	$1,781.5	$1,681.6
Less: Cash and cash equivalents	239.5	132.5
Restricted cash	0.6	0.6
Net debt	$1,541.4	$1,548.5

Ratio of Net Debt to Capital:

	March 31, 2019	December 31, 2018
Net debt	$1,541.4	$1,548.5
Total equity	1,705.9	1,642.7
Net debt plus total equity (capital)	$3,247.3	$3,191.2
Ratio of net debt to capital	47.5%	48.5%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At March 31, 2019, $151.5 million of the Company's $239.5 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. The Company had increased cash and borrowings in the U.S. at March 31, 2019 to fund the acquisition of Diamond Chain on April 1, 2019. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

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

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at March 31, 2019. As of March 31, 2019, the Company had $100.0 million in outstanding borrowings, which reduced the availability under the facility to zero. The interest rate on the Accounts Receivable Facility is variable and was 3.47% as of March 31, 2019, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At March 31, 2019, the Senior Credit Facility had outstanding borrowings of $141.2 million, which reduced the availability to $358.8 million. Proceeds from the Senior Credit Facility were used to fund the acquisition of Diamond Chain. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of March 31, 2019, the Company's consolidated leverage ratio was 2.50 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2019, the Company's consolidated interest coverage ratio was 12.49 to 1.0.

The interest rate under the Senior Credit Facility is variable and with a spread based on the Company's debt rating. This average rate on outstanding U.S. Dollar borrowings was 3.59% and the average rate on outstanding Euro borrowings was 1.10% as of March 31, 2019. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $272.0 million. Most of these credit lines are uncommitted. At March 31, 2019, the Company had borrowings outstanding of $26.0 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to approximately $245.5 million.

On September 6, 2018, the Company issued the 2028 Notes in the aggregate principal amount of $400 million. On September 11, 2018, the Company entered into the 2023 Term Loan and borrowed $350 million. Proceeds from the 2028 Notes and 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. Refer to Note 7 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into the 2020 Term Loan and borrowed €100 million. On March 22, 2019, the Company repaid €4.5 million under the 2020 Term Loan bringing the total paid to-date to €11 million, which reduced the principal balance to €89 million as of March 31, 2019. Refer to Note 7 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

All of these debt instruments, except the 2028 Notes, Accounts Receivable Facility and the short-term lines of credit, have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2019, the Company was in full compliance with these covenants. The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2019, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants. The 2028 Notes, Accounts Receivable Facility and the short-term lines of credit do not have these types of financial covenants.

The Company expects cash from operations of approximately $510 million in 2019, an increase from 2018 of approximately $178 million or 53%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures of approximately $150 million in 2019, compared with $113 million in 2018.

Financing Obligations and Other Commitments:
During the first three months of 2019, the Company made cash contributions of $4.5 million to its global defined benefit pension plans and $0.3 million to its other postretirement benefit plans. The Company currently expects to make contributions and payments related to its global defined benefit pension plans totaling approximately $34 million in 2019. Approximately $24 million of this total relates to the expected 2019 payout of deferred compensation to a former executive officer of the Company, which is expected to trigger a pension settlement during the third quarter of 2019. The Company also expects to make payments of approximately $5 million to its other postretirement benefit plans in 2019. Excluding mark-to-market charges, the Company expects slightly lower pension expense. Mark-to-market charges are not accounted for in the 2019 outlook because the amount will not be known until the fourth quarter of 2019, or on an interim basis if specific events trigger a remeasurement.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2018, during the three months ended March 31, 2019.

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

For the three months ended March 31, 2019, the Company recorded negative foreign currency translation adjustments of $5.1 million that decreased shareholders' equity, compared with positive foreign currency translation adjustments of $9.0 million that increased shareholders' equity for the first three months ended March 31, 2018. The foreign currency translation adjustments for the first three months ended March 31, 2019 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro and Romanian Leu.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the first three months of 2019 totaled $0.9 million of net gains, compared with $1.2 million of net losses during the first three months of 2018.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	the Company’s ability to maintain appropriate relations with unions or works councils that represent Company associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims, investigations or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues and taxes;

•
changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

•	the Company's ability to satisfy its obligations under its debt agreements, as well as its ability to renew or refinance borrowings on favorable terms;

•	the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

During the third quarter of 2018, the Company acquired ABC Bearings, Cone Drive and Rollon. The results of these acquisitions are included in the Company’s consolidated financial statements for the three months ended March 31, 2019. The combined total assets of ABC Bearings, Cone Drive, and Rollon represent 23% and 49% of the Company’s total and net assets, respectively as of March 31, 2019. The combined net sales and net income of ABC Bearings, Cone Drive, and Rollon represented 8% of the Company’s consolidated net sales and 6% of the Company’s consolidated net income for the three months ended March 31, 2019. The Company is currently integrating these acquisitions into its internal control processes and as permitted by U.S Securities and Exchange Commission rules and regulations, the Company has not yet included these acquisitions in the assessment of the effectiveness of internal controls over financial reporting. The Company will include ABC Bearings, Cone Drive, and Rollon in the internal control over financial reporting assessment as of December 31, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2019.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/19 - 1/31/19	189,227	$39.40	188,856	6,600,710
2/1/19 - 2/28/19	167,429	42.98	20,000	6,580,710
3/1/19 - 3/31/19	361	43.22	—	6,580,710
Total	357,017	$41.08	208,856

(1)
Of the shares purchased in January, February and March, 371, 147,429, and 361, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.

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

Item 6. Exhibits

10.1	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective as of January 1, 2019.

10.2	Form of Nonqualified Stock Option Agreement (U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.3	Form of Nonqualified Stock Option Agreement (non-U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.4	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.5	Form of Nonqualified Stock Option Agreement (non-U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.6	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.7	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.8	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.9	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.10	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.11	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.12	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.13	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.14	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.15	Form of Deferred Share Equivalents Agreement five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.16	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.17	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan.

10.18	Form of Nonqualified Stock Option Agreement (U.S.) as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.19	Form of Nonqualified Stock Option Agreement (non-U.S.) as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.20	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.21	Form of Nonqualified Stock Option Agreement (non-U.S., retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.22	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.23	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.24	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.25	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.26	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.27	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.28
Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.29
Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.30	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.31	Form of Deferred Share Equivalents Agreement (five year cliff vesting, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.32
Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.33
Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

10.34	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 7, 2019.

10.35	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 7, 2019.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2019, filed on May 1, 2019, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: May 1, 2019	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2019	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)