Form 10-Q
period 2019-06-30
TIMKEN CO
filed 2019-07-31
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-1169

THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

Ohio		34-0577130
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4500 Mount Pleasant Street NW
North Canton	Ohio	44720-5450
(Address of principal executive offices)		(Zip Code)
234.262.3000
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	TKR	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Shares, without par value	76,041,513 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions, except per share data)
Net sales	$1,000.0	$906.3	$1,979.7	$1,789.4
Cost of products sold	694.3	638.9	1,371.4	1,257.1
Gross Profit	305.7	267.4	608.3	532.3
Selling, general and administrative expenses	158.7	141.8	311.4	290.4
Impairment and restructuring charges	1.9	0.3	1.9	0.5
Operating Income	145.1	125.3	295.0	241.4
Interest expense	(19.3)	(10.7)	(37.3)	(20.7)
Interest income	1.1	0.5	2.4	0.9
Non-service pension and other postretirement income	0.2	4.1	0.3	5.7
Other income, net	1.4	2.9	4.7	3.6
Income Before Income Taxes	128.5	122.1	265.1	230.9
Provision for income taxes	33.6	30.2	74.9	58.5
Net Income	94.9	91.9	190.2	172.4
Less: Net income attributable to noncontrolling interest	2.4	0.9	5.8	1.2
Net Income Attributable to The Timken Company	$92.5	$91.0	$184.4	$171.2

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.22	$1.18	$2.43	$2.21

Diluted earnings per share	$1.20	$1.16	$2.39	$2.17
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Net Income	$94.9	$91.9	$190.2	$172.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.1	(46.6)	0.9	(38.2)
Pension and postretirement liability adjustment	—	—	(0.1)	—
Change in fair value of derivative financial instruments	(0.8)	3.6	(1.4)	4.4
Other comprehensive income (loss), net of tax	4.3	(43.0)	(0.6)	(33.8)
Comprehensive Income, net of tax	99.2	48.9	189.6	138.6
Less: comprehensive income (loss) attributable to noncontrolling interest	3.1	(1.4)	7.4	(1.7)
Comprehensive Income Attributable to The Timken Company	$96.1	$50.3	$182.2	$140.3
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2019	December 31, 2018
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$166.8	$132.5
Restricted cash	0.6	0.6
Accounts receivable, less allowances (2019 – $19.7 million; 2018 – $21.9 million)	589.9	546.6
Unbilled receivables	153.3	116.6
Inventories, net	843.8	835.7
Deferred charges and prepaid expenses	29.3	28.2
Other current assets	83.0	77.0
Total Current Assets	1,866.7	1,737.2
Property, Plant and Equipment, net	912.0	912.1
Operating Lease Assets	117.3	—
Other Assets
Goodwill	969.4	960.5
Other intangible assets	731.5	733.2
Non-current pension assets	10.9	6.2
Deferred income taxes	49.4	59.0
Other non-current assets	17.0	37.0
Total Other Assets	1,778.2	1,795.9
Total Assets	$4,674.2	$4,445.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$37.3	$33.6
Current portion of long-term debt	9.0	9.4
Short-term operating lease liabilities	29.5	—
Accounts payable, trade	291.6	273.2
Salaries, wages and benefits	134.3	174.9
Income taxes payable	26.4	23.5
Other current liabilities	168.2	171.0
Total Current Liabilities	696.3	685.6
Non-Current Liabilities
Long-term debt	1,642.6	1,638.6
Accrued pension cost	162.6	161.3
Accrued postretirement benefits cost	109.3	108.7
Long-term operating lease liabilities	73.0	—
Deferred income taxes	128.7	138.0
Other non-current liabilities	78.1	70.3
Total Non-Current Liabilities	2,194.3	2,116.9
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2019 – 98,375,135 shares; 2018 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	941.3	951.9
Earnings invested in the business	1,772.0	1,630.2
Accumulated other comprehensive loss	(97.5)	(95.3)
Treasury shares at cost (2019 – 22,333,622 shares; 2018 – 22,421,213 shares)	(957.6)	(960.3)
Total Shareholders’ Equity	1,711.3	1,579.6
Noncontrolling Interest	72.3	63.1
Total Equity	1,783.6	1,642.7
Total Liabilities and Equity	$4,674.2	$4,445.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$190.2	$172.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.2	70.8
Impairment charges	0.7	—
(Gain) loss on sale of assets	(1.6)	0.9
Deferred income tax provision	1.8	0.1
Stock-based compensation expense	14.9	17.8
Pension and other postretirement expense	5.8	1.6
Pension and other postretirement benefit contributions and payments	(8.9)	(8.8)
Operating lease expense	18.7	—
Operating lease payments	(17.7)	—
Changes in operating assets and liabilities:
Accounts receivable	(35.9)	(86.4)
Unbilled receivables	(36.6)	(27.8)
Inventories	16.6	(79.9)
Accounts payable, trade	13.4	(8.4)
Other accrued expenses	(45.1)	(2.4)
Income taxes	0.6	(3.8)
Other, net	11.8	11.7
Net Cash Provided by Operating Activities	209.9	57.8
Investing Activities
Capital expenditures	(39.2)	(39.6)
Acquisitions, net of cash received	(83.0)	—
Other	2.4	3.6
Net Cash Used in Investing Activities	(119.8)	(36.0)
Financing Activities
Cash dividends paid to shareholders	(42.6)	(42.7)
Purchase of treasury shares	(23.6)	(49.6)
Proceeds from exercise of stock options	8.9	10.6
Payments related to tax withholding for stock-based compensation	(8.1)	(5.0)
Accounts receivable facility borrowings	25.0	52.1
Accounts receivable facility payments	—	(18.6)
Proceeds from long-term debt	292.0	130.0
Payments on long-term debt	(310.4)	(94.2)
Deferred financing costs	(1.9)	—
Short-term debt activity, net	3.8	26.3
Other	—	(1.0)
Net Cash (Used in) Provided by Financing Activities	(56.9)	7.9
Effect of exchange rate changes on cash	1.1	(8.5)
Increase in Cash, Cash Equivalents and Restricted Cash	34.3	21.2
Cash, cash equivalents and restricted cash at beginning of year	133.1	125.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$167.4	$146.6
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

Note 2 - Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2018. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)", which was adopted by the Company on January 1, 2019. In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which was adopted by the Company on January 1, 2019. Updates to the Company's accounting policies as a result of adopting ASU 2016-02 and ASU 2017-12 are discussed below.

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. The Company adopted the new leasing standard on January 1, 2019 using the cumulative-effect adjustment transition method. The Company also elected several practical expedients to not asses the following as part of adoption: (1) whether any expired or existing contracts contain leases; (2) the lease classification between finance and operating leases for any expired or existing leases; and (3) the recognition of initial direct costs for existing leases. The Company also elected to not recognize leases with a term of 12 months or less on the Consolidated Balance Sheets. The adoption of the lease standard had no impact to the Company's consolidated results of operations or the captions on the consolidated statements of cash flows. The cumulative effect of the changes made to the balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balance at December 31, 2018	Effect of Accounting Change	Balance at January 1, 2019
Operating lease assets	$—	$114.1	$114.1
Other intangible assets	733.2	0.7	733.9
Other non-current assets (1)	37.0	(15.3)	21.7
Total Assets	4,445.2	99.5	4,544.7

Short-term operating lease liability	—	29.8	29.8
Long-term operating lease liability	—	69.7	69.7
Total Liabilities	$2,802.5	$99.5	$2,902.0

(1) Due to the adoption of the new leasing standard, the Company recognized operating lease assets and corresponding operating lease liabilities on the Consolidated Balance Sheet. In conjunction with the adoption of the new leasing standard, the Company reclassified $15.3 million of lease assets related to purchase accounting adjustments from the ABC Bearings Limited ("ABC Bearings") acquisition from Other assets to Operating lease assets. These assets do not have material corresponding lease liabilities.

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

New Accounting Guidance Issued and Not Yet Adopted:

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is continuing to advance its analysis and evaluating the effect that the adoption of ASU 2016-13 will have on the Company's results of operations and financial condition.

Note 3 - Acquisitions
On April 1, 2019, the Company completed the acquisition of The Diamond Chain Company ("Diamond Chain"), a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain, located in Indianapolis, Indiana, operates primarily in the United States and China and had sales of approximately $60 million for the twelve months ended March 31, 2019. The purchase price for this acquisition was $84.9 million, excluding $1.8 million for cash acquired. During the six months ended June 30, 2019, the Company incurred acquisition-related costs of $1.3 million to complete this acquisition. Based on markets and customers served, the results for Diamond Chain are reported in the Process Industries segment. The following table presents the purchase price allocation at fair value, net of cash acquired, for the Diamond Chain acquisition:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$6.7
Inventories, net	24.1
Other current assets	2.4
Property, plant and equipment, net	19.4
Operating lease assets	2.1
Goodwill	17.7
Other intangible assets	26.7
Other non-current assets	0.5
Total assets acquired	$99.6
Liabilities:
Accounts payable, trade	$5.6
Other current liabilities	4.1
Long-term operating lease liabilities	2.1
Other non-current liabilities	1.1
Total liabilities assumed	$12.9
Noncontrolling interest acquired	1.8
Net assets and noncontrolling interest acquired	$84.9

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2019:

	Preliminary Purchase Price Allocation
		Weighted - Average Life
Trade names (indefinite life)	$12.3	Indefinite
Technology and know-how	5.2	14 years
Customer relationships	9.2	16 years
Total intangible assets	$26.7

During 2018, the Company completed three acquisitions. On September 18, 2018, the Company completed the acquisition of Rollon S.p.A. ("Rollon"), a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of industries such as passenger rail, aerospace, packaging and logistics, medical and automation. On September 1, 2018, the Company completed the acquisition of Apiary Investments Holdings Limited ("Cone Drive"), a leader in precision drives used in diverse markets including solar, automation, aerial platforms, and food and beverage. On August 30, 2018, the Company's majority-owned subsidiary, Timken India Limited ("Timken India"), completed the acquisition of ABC Bearings. Timken India issued its shares as consideration for the acquisition of ABC Bearings. ABC Bearings is a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. Hereafter, the ABC Bearings, Cone Drive, and Rollon acquisitions will be referred to collectively as the "2018 Acquisitions".

In January 2019, the Company paid a working capital adjustment of $2.9 million in connection with the Cone Drive acquisition, which was accrued and reflected in the purchase price in 2018. In May 2019, the Company received a $4.8 million payment from escrow related to an indemnification settlement for the Cone Drive acquisition, which is reflected as a purchase price adjustment. This adjustment, as well as other measurement period adjustments recorded in 2019, resulted in a $5.0 million decrease to goodwill. The following table presents the purchase price allocation at fair value, net of cash acquired, for the 2018 Acquisitions:

	Initial Purchase Price Allocation	Adjustments	Preliminary Purchase Price Allocation
Assets:
Accounts receivable, net	$42.5		$42.5
Inventories, net	61.6	(0.1)	61.5
Other current assets	8.5	1.0	9.5
Property, plant and equipment, net	71.7	(6.3)	65.4
Goodwill	468.2	(5.0)	463.2
Other intangible assets	372.6	2.7	375.3
Other non-current assets	20.2	(3.7)	16.5
Total assets acquired	$1,045.3	$(11.4)	$1,033.9
Liabilities:
Accounts payable, trade	$35.2		$35.2
Salaries, wages and benefits	9.1		9.1
Income taxes payable	2.5	0.4	2.9
Other current liabilities	8.2	0.2	8.4
Short-term debt	2.5	(0.6)	1.9
Long-term debt	3.0	(2.9)	0.1
Accrued pension cost	5.7		5.7
Accrued postretirement benefits cost	11.7		11.7
Deferred income taxes	116.2	(3.7)	112.5
Other non-current liabilities	16.9		16.9
Total liabilities assumed	$211.0	$(6.6)	$204.4
Net assets acquired	$834.3	$(4.8)	$829.5

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

The above purchase price allocations for Diamond Chain and the 2018 Acquisitions, including the residual amount allocated to goodwill, are based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. The Diamond Chain purchase price allocation is preliminary as a result of the proximity of the acquisition date to June 30, 2019. The primary areas of the preliminary purchase price allocation for the 2018 Acquisitions that have not been finalized relate to the fair value of net property, plant, and equipment and other intangible assets, and the related impacts on deferred income taxes and goodwill. During the applicable measurement periods, we will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Note 4 - Inventories
The components of inventories at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Manufacturing supplies	$33.5	$32.4
Raw materials	107.3	102.4
Work in process	294.9	287.7
Finished products	451.6	452.7
Subtotal	887.3	875.2
Allowance for obsolete and surplus inventory	(43.5)	(39.5)
Total Inventories, net	$843.8	$835.7

Inventories are valued at net realizable value, with approximately 57% valued on the first-in, first-out ("FIFO") method and the remaining 43% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method and all of the Company's international inventories are valued on the FIFO method.

The LIFO reserve at June 30, 2019 and December 31, 2018 was $174.4 million and $173.9 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$349.7	$610.8	$960.5
Acquisitions	(1.1)	13.8	12.7
Foreign currency translation adjustments and other changes	(1.4)	(2.4)	(3.8)
Ending balance	$347.2	$622.2	$969.4

The $12.7 million addition of goodwill from acquisitions includes $17.7 million of goodwill recognized in the Process Industries segment for the Diamond Chain acquisition, partially offset by certain measurement period adjustments recorded in 2019 related to the 2018 Acquisitions.

The following table displays intangible assets as of June 30, 2019 and December 31, 2018:

	Balance at June 30, 2019			Balance at December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$490.9	$114.3	$376.6	$481.5	$99.8	$381.7
Technology and know-how	250.1	47.6	202.5	245.0	40.4	204.6
Trade names	12.0	5.3	6.7	11.3	4.8	6.5
Capitalized software	268.4	241.4	27.0	266.4	236.5	29.9
Other	40.8	37.2	3.6	40.8	35.2	5.6
	$1,062.2	$445.8	$616.4	$1,045.0	$416.7	$628.3
Intangible assets not subject to amortization:
Trade names	$106.4		$106.4	$96.2		$96.2
FAA air agency certificates	8.7		8.7	8.7		8.7
	$115.1		$115.1	$104.9		$104.9
Total intangible assets	$1,177.3	$445.8	$731.5	$1,149.9	$416.7	$733.2

Amortization expense for intangible assets was $29.3 million and $21.2 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets is projected to be $56.8 million in 2019; $52.2 million in 2020; $48.2 million in 2021; $43.7 million in 2022; and $40.7 million in 2023.

Note 6 - Leasing

The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.

Lease expense for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$8.3	$18.7
Amortization of right-of-use assets on finance leases	0.2	0.6
Total lease expense	$8.5	$19.3

The following tables present the impact of leasing on the Consolidated Balance Sheet.

Operating Leases	June 30, 2019
Lease assets:
Operating lease assets	$117.3
Lease liabilities:
Short-term operating lease liabilities	$29.5
Long-term operating lease liabilities	73.0
Total operating lease liabilities	$102.5

Finance Leases	June 30, 2019
Lease assets:
Property, plant and equipment, net	$3.6
Lease liabilities:
Current portion of long-term debt	$0.4
Long-term debt	2.5
Total finance lease liabilities	$2.9

Future minimum lease payments under non-cancellable leases at June 30, 2019 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2019	$17.6	$0.4
2020	29.4	0.9
2021	19.4	0.8
2022	13.7	0.7
2023	10.1	0.2
Thereafter	24.1	—
Total future minimum lease payments	114.3	3.0
Less: imputed interest	(11.8)	(0.1)
Total	$102.5	$2.9

The following tables present other information related to leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.8	$17.7
Financing cash flows from finance leases	0.1	1.1
Lease assets added in the period:
Operating leases	$23.7	$39.4
Finance leases	0.2	0.8

June 30, 2019
Weighted-average remaining lease term:
Operating leases	5.3 years
Finance leases	3.6 years
Weighted-average discount rate:
Operating leases	4.10%
Finance leases	2.58%

Note 7 - Financing Arrangements
Short-term debt at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.34% to 3.50% at June 30, 2019 and 0.29% to 1.00% at December 31, 2018	$37.3	$33.6
Short-term debt	$37.3	$33.6

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $272.6 million in the aggregate. Most of these lines of credit are uncommitted. At June 30, 2019, the Company’s foreign subsidiaries had borrowings outstanding of $37.3 million and bank guarantees of $0.4 million, which reduced the aggregate availability under these facilities to $234.9 million.

Long-term debt at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 3.57% and Euro of 1.09% at June 30, 2019 and 3.40% and 1.10%, respectively, at December 31, 2018	$54.6	$43.9
Variable-rate Euro Term Loan(1), maturing on September 18, 2020, with an interest rate of 1.13% at June 30, 2019 and December 31, 2018	81.8	107.1
Variable-rate Accounts Receivable Facility, with an interest rate of 3.32% at June 30, 2019 and 3.22% at December 31, 2018	100.0	75.0
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 3.65% at June 30, 2019 and 3.77% at December 31, 2018	342.8	347.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	348.1	347.7
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	170.1	171.4
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	395.9	395.8
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.6	154.6
Other	3.7	5.4
	1,651.6	1,648.0
Less: Current maturities	9.0	9.4
Long-term debt	$1,642.6	$1,638.6

(1) Net of discounts and fees
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at June 30, 2019. As of June 30, 2019, there were outstanding borrowings of $100.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to zero. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income.

On June 25, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement ("Senior Credit Facility"). The Senior Credit Facility amends and restates the Company's previous credit agreement, dated as of June 19, 2015. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At June 30, 2019, the Company had $54.6 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $595.4 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.

On September 6, 2018, the Company issued $400 million aggregate principal amount of fixed-rate 4.50% senior unsecured notes that mature on December 15, 2028 (the "2028 Notes"). On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2028 Notes and the 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended and restated the 2023 Term Loan.  The Amendment modifies the original agreement to, among other things, align covenants and other terms with the Company’s Senior Credit Facility.

On September 7, 2017, the Company issued €150 million aggregate principal amount of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027 (the "2027 Notes"). On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 (the "2020 Term Loan"). During the second quarter, the Company repaid €17.0 million under the 2020 Term Loan bringing the total paid to-date to €28.0 million, which reduced the principal balance to €72.0 million as of June 30, 2019.

At June 30, 2019, the Company was in full compliance with all applicable covenants on its outstanding debt.

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

The Company had total environmental accruals of $5.4 million and $5.5 million for various known environmental matters that are probable and reasonably estimable at June 30, 2019 and December 31, 2018, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

In October 2014, the Brazilian government antitrust agency, Administrative Council for Economic Defense, or CADE, announced that it had opened an investigation of alleged antitrust violations in the bearing industry. The Company’s Brazilian subsidiary, Timken do Brasil Comercial Importadora Ltda. ("Timken do Brasil"), was included in the investigation. In May 2019, the investigation division of CADE issued a report on the alleged antitrust violations and recommended that Timken do Brasil, among others, be found to have violated certain provisions of the Brazil Competition Law. The case has now moved to the tribunal level of CADE. The Company is continuing to advance its interests in this case. Based on management's evaluation of the findings contained in the CADE investigation report, the Company recorded expense in the three months ended June 30, 2019 to establish a liability that represents management’s best estimate of the probable loss. While no assurance can be given as to the ultimate outcome of this case, the Company does not believe that the final resolution will have a material effect on the Company's consolidated financial position or liquidity, however, the effect of any such future outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

The Company is a defendant in a 2017 lawsuit filed in the U.S. by a former employee asserting workplace-related negligence by Company medical personnel. The Company’s defense is ongoing and, while the incurrence of a liability is not considered probable at this point, management believes the low end of the range of the reasonably possible outcomes would be immaterial to the Company.

In addition, the Company is subject to various other lawsuits, claims and proceedings, which arise in the ordinary course of its business. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions, in excess of amounts provided, will not materially affect the Company’s Consolidated Financial Statements.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $6.4 million and $7.1 million at June 30, 2019 and December 31, 2018, respectively. The Company continues to evaluate claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 9 - Equity

The following tables present the changes in the components of equity for the three and six months ended June 30, 2019 and 2018, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at March 31, 2019	$1,705.9	$53.1	$938.2	$1,700.8	$(101.1)	$(952.5)	$67.4
Net income	94.9			92.5			2.4
Foreign currency translation adjustment	5.1				4.4		0.7
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Noncontrolling interest acquired	1.8						1.8
Dividends – $0.28 per share	(21.3)			(21.3)
Stock-based compensation expense	7.1		7.1
Stock purchased at fair market value	(15.3)					(15.3)
Stock option exercise activity	7.9		(2.8)			10.7
Restricted share activity	—		(1.2)			1.2
Payments related to tax withholding for stock-based compensation	(1.7)					(1.7)
Balance at June 30, 2019	$1,783.6	$53.1	$941.3	$1,772.0	$(97.5)	$(957.6)	$72.3

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Net income	190.2			184.4			5.8
Foreign currency translation adjustment	0.9				(0.7)		1.6
Pension and postretirement liability adjustments	(0.1)				(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	(1.4)				(1.4)
Noncontrolling interest acquired	1.8						1.8
Dividends – $0.56 per share	(42.6)			(42.6)
Stock-based compensation expense	14.9		14.9
Stock purchased at fair market value	(23.6)					(23.6)
Stock option exercise activity	8.9		(3.4)			12.3
Restricted share activity	—		(22.1)			22.1
Payments related to tax withholding for stock-based compensation	(8.1)					(8.1)
Balance at June 30, 2019	$1,783.6	$53.1	$941.3	$1,772.0	$(97.5)	$(957.6)	$72.3

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at March 31, 2018	$1,542.8	$53.1	$901.5	$1,475.9	$(29.2)	$(890.4)	$31.9
Net income	91.9			91.0			0.9
Foreign currency translation adjustment	(46.6)				(44.3)		(2.3)
Change in fair value of derivative financial instruments, net of reclassifications	3.6				3.6
Dividends – $0.28 per share	(21.6)			(21.6)
Stock-based compensation expense	7.5		7.5
Stock purchased at fair market value	(26.9)					(26.9)
Stock option exercise activity	2.2		(1.7)			3.9
Restricted share activity	—		(0.1)			0.1
Payments related to tax withholding for stock-based compensation	(0.6)					(0.6)
Balance at June 30, 2018	$1,552.3	$53.1	$907.2	$1,545.3	$(69.9)	$(913.9)	$30.5

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Cumulative effect of adopting ASU 2014-09 (net of income tax benefit of $2.6 million)(1)	7.7			7.7
Cumulative effect of adopting ASU 2018-02	—			0.7	(0.7)
Net income	172.4			171.2			1.2
Foreign currency translation adjustment	(38.2)				(35.3)		(2.9)
Change in fair value of derivative financial instruments, net of reclassifications	4.4				4.4
Dividends – $0.55 per share	(42.7)			(42.7)
Stock-based compensation expense	17.8		17.8
Stock purchased at fair market value	(49.6)					(49.6)
Stock option exercise activity	10.6		(3.1)			13.7
Restricted share activity	—		(11.3)			11.3
Payments related to tax withholding for stock-based compensation	(5.0)					(5.0)
Balance at June 30, 2018	$1,552.3	$53.1	$907.2	$1,545.3	$(69.9)	$(913.9)	$30.5
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
Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2019	$(100.7)	$(0.1)	$(0.3)	$(101.1)
Other comprehensive income (loss) before reclassifications and income taxes	5.1	—	(0.2)	4.9
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(0.1)	(0.7)	(0.8)
Income tax expense	—	0.1	0.1	0.2
Net current period other comprehensive income (loss), net of income taxes	5.1	—	(0.8)	4.3
Noncontrolling interest	(0.7)	—	—	(0.7)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	4.4	—	(0.8)	3.6
Balance at June 30, 2019	$(96.3)	$(0.1)	$(1.1)	$(97.5)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2018	$(95.6)	$—	$0.3	$(95.3)
Other comprehensive income before reclassifications and income tax	0.9	—	0.2	1.1
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(0.2)	(1.9)	(2.1)
Income tax expense	—	0.1	0.3	0.4
Net current period other comprehensive (loss) income, net of income taxes	0.9	(0.1)	(1.4)	(0.6)
Noncontrolling interest	(1.6)	—	—	(1.6)
Net current period comprehensive loss, net of income taxes and noncontrolling interest	(0.7)	(0.1)	(1.4)	(2.2)
Balance at June 30, 2019	$(96.3)	$(0.1)	$(1.1)	$(97.5)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2018	$(26.1)	$(0.4)	$(2.7)	$(29.2)
Other comprehensive (loss) income before reclassifications and income taxes	(46.6)	—	4.4	(42.2)
Amounts reclassified from accumulated other comprehensive income (loss) before income taxes	—	—	0.4	0.4
Income tax benefit	—	—	(1.2)	(1.2)
Net current period other comprehensive (loss) income, net of income taxes	(46.6)	—	3.6	(43.0)
Noncontrolling interest	2.3	—	—	2.3
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(44.3)	—	3.6	(40.7)
Balance at June 30, 2018	$(70.4)	$(0.4)	$0.9	$(69.9)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)
Cumulative effect of ASU 2018-02	—	(0.1)	(0.6)	(0.7)
Balance at January 1, 2018	(35.1)	(0.4)	(3.5)	(39.0)
Other comprehensive (loss) income before reclassifications and income taxes	(38.2)	—	4.0	(34.2)
Amounts reclassified from accumulated other comprehensive income (loss) before income taxes	—	—	1.8	1.8
Income tax benefit	—	—	(1.4)	(1.4)
Net current period other comprehensive (loss) income, net of income taxes	(38.2)	—	4.4	(33.8)
Noncontrolling interest	2.9	—	—	2.9
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(35.3)	(0.1)	3.8	(31.6)
Balance at June 30, 2018	$(70.4)	$(0.4)	$0.9	$(69.9)
Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to The Timken Company	$92.5	$91.0	$184.4	$171.2
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$92.5	$91.0	$184.4	$171.2
Denominator:
Weighted average number of shares outstanding - basic	76,085,358	77,360,159	76,024,301	77,544,365
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,123,074	1,136,139	1,074,681	1,207,586
Weighted average number of shares outstanding assuming dilution of stock options and awards	77,208,432	78,496,298	77,098,982	78,751,951
Basic earnings per share	$1.22	$1.18	$2.43	$2.21
Diluted earnings per share	$1.20	$1.16	$2.39	$2.17

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during each period presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2019 and 2018 were 1,428,699 and 933,465, respectively. The antidilutive stock options outstanding during the six months ended June 30, 2019 and 2018 were 1,309,878 and 816,684, respectively.

Note 12 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Mobile	Process	Total	Mobile	Process	Total
United States	$258.6	$226.9	$485.5	$261.7	$190.0	$451.7
Americas excluding United States	57.2	40.8	98.0	53.5	42.4	95.9
Europe / Middle East / Africa	101.2	129.1	230.3	100.3	92.4	192.7
Asia-Pacific	76.7	109.5	186.2	73.6	92.4	166.0
Net sales	$493.7	$506.3	$1,000.0	$489.1	$417.2	$906.3

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Mobile	Process	Total	Mobile	Process	Total
United States	$532.3	$436.6	$968.9	$519.1	$368.6	$887.7
Americas excluding United States	105.7	84.4	190.1	108.7	89.1	197.8
Europe / Middle East / Africa	202.9	254.1	457.0	203.2	180.4	383.6
Asia-Pacific	152.8	210.9	363.7	146.6	173.7	320.3
Net sales	$993.7	$986.0	$1,979.7	$977.6	$811.8	$1,789.4

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended	Six Months Ended
Revenue by sales channel	June 30, 2019	June 30, 2018
Original equipment manufacturers	57%	57%
Distribution/end users	43%	43%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the six months ended June 30, 2019 and June 30, 2018, approximately 11% and 9%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. The payment terms with the U.S. government or its contractors, which represented approximately 8% and 7% of total net sales during the six months ended June 30, 2019 and June 30, 2018, respectively, differ from those of non-government customers. Finally, approximately 5% of total net sales represented service revenue during the six months ended June 30, 2019 and June 30, 2018, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $110 million at June 30, 2019.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the six months ended June 30, 2019:

June 30, 2019
Beginning balance, January 1	$116.6
Additional unbilled revenue recognized	219.2
Less: amounts billed to customers	(182.5)
Ending balance	$153.3

There were no impairment losses recorded on unbilled receivables for the six months ended June 30, 2019.

Note 13 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes ("EBIT").

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Mobile Industries	$493.7	$489.1	$993.7	$977.6
Process Industries	506.3	417.2	986.0	811.8
Net sales	$1,000.0	$906.3	$1,979.7	$1,789.4
Segment EBIT:
Mobile Industries	$59.1	$54.5	$120.5	$105.6
Process Industries	103.0	90.6	209.2	172.2
Total EBIT, for reportable segments	$162.1	$145.1	$329.7	$277.8
Corporate expenses	(15.4)	(15.2)	(29.7)	(29.3)
Corporate pension-related charges	—	2.4	—	2.2
Interest expense	(19.3)	(10.7)	(37.3)	(20.7)
Interest income	1.1	0.5	2.4	0.9
Income before income taxes	$128.5	$122.1	$265.1	$230.9

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and six months ended June 30, 2019 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2019.

	U.S. Plans		International Plans		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2.6	$3.2	$0.4	$0.4	$3.0	$3.6
Interest cost	6.0	5.8	1.8	1.8	7.8	7.6
Expected return on plan assets	(6.4)	(7.3)	(2.6)	(2.9)	(9.0)	(10.2)
Amortization of prior service cost	0.4	0.4	0.1	—	0.5	0.4
Recognition of actuarial gains	—	(2.4)	—	—	—	(2.4)
Net periodic benefit cost	$2.6	$(0.3)	$(0.3)	$(0.7)	$2.3	$(1.0)

	U.S. Plans		International Plans		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5.2	$6.4	$0.8	$0.8	$6.0	$7.2
Interest cost	12.0	11.7	3.7	3.7	15.7	15.4
Expected return on plan assets	(12.8)	(14.6)	(5.2)	(5.9)	(18.0)	(20.5)
Amortization of prior service cost	0.8	0.8	0.1	—	0.9	0.8
Recognition of actuarial gains	—	(2.4)	—	—	—	(2.4)
Net periodic benefit cost	$5.2	$1.9	$(0.6)	$(1.4)	$4.6	$0.5

The Company currently expects to make contributions and payments related to its global defined benefit pension plans totaling approximately $34 million in 2019. Approximately $24 million of this total relates to the 2019 payout of deferred compensation in July 2019 to a former executive officer of the Company, which will trigger a pension remeasurement during the third quarter of 2019.

During the three and six months ended June 30, 2018, the Company recognized actuarial gains of $2.4 million. The remeasurement was required during the period as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit plans.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and six months ended June 30, 2019 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	1.9	1.9	3.8	3.7
Expected return on plan assets	(0.8)	(1.0)	(1.6)	(1.9)
Amortization of prior service credit	(0.6)	(0.4)	(1.1)	(0.8)
Net periodic benefit cost	$0.6	$0.6	$1.2	$1.1

During July 2019, the Company announced changes to the medical plan offerings for certain of its postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees.  These plan amendments are expected to trigger a remeasurement during the third quarter of 2019.

Note 16 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for income taxes	$33.6	$30.2	$74.9	$58.5
Effective tax rate	26.1%	24.7%	28.3%	25.3%

The income tax expense for the three and six months ended June 30, 2019 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates and U.S. state and local income taxes. It was further impacted by additional discrete accruals recorded for uncertain tax positions related to the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform").

The effective tax rate of 26.1% for the three months ended June 30, 2019 is higher than the three months ended June 30, 2018 primarily due to higher discrete tax benefits recorded in the prior year period.

The effective tax rate of 28.3% for the first six months of 2019 is higher than the first six months of 2018 primarily due to higher discrete tax expense in the current year for uncertain tax positions related to U.S. Tax Reform, as well as the impact of generating a greater percentage of earnings in international jurisdictions with relatively higher tax rates.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.7	$128.6	$1.1	$—
Cash and cash equivalents measured at net asset value	37.1
Restricted cash	0.6	0.6	—	—
Short-term investments	20.8	—	20.8	—
Short-term investments measured at net asset value	0.8
Foreign currency hedges	4.8	—	4.8	—
Total Assets	$193.8	$129.2	$26.7	$—
Liabilities:
Foreign currency hedges	$0.7	$—	$0.7	$—
Total Liabilities	$0.7	$—	$0.7	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$105.9	$104.4	$1.5	$—
Cash and cash equivalents measured at net asset value	26.6
Restricted cash	0.6	0.6	—	—
Short-term investments	21.8	—	21.8	—
Foreign currency hedges	4.6	—	4.6	—
Total Assets	$159.5	$105.0	$27.9	$—
Liabilities:
Foreign currency hedges	$0.7	$—	$0.7	$—
Total Liabilities	$0.7	$—	$0.7	$—

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

No other material assets were measured at fair value on a nonrecurring basis during the six months ended June 30, 2019 and 2018, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,141.1 million and $1,077.5 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of this debt was $1,069.5 million and $1,070.7 million at June 30, 2019 and December 31, 2018, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of June 30, 2019 and December 31, 2018, the Company had $222.8 million and $218.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The following table presents the impact of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2019 and 2018, respectively, and their location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense), net	$(0.3)	$11.0	$2.7	$6.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:
The Timken Company designs and manages a growing portfolio of engineered bearings and power transmission products. With more than a century of innovation and increasing knowledge, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Cone Drive®, Diamond Chain®, Drives®, Rollon®, Lovejoy® and Groeneveld®. Timken employs more than 18,000 people globally in 35 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

The following highlights the Company's recent significant strategic accomplishment:

•
On April 1, 2019, the Company completed the acquisition of Diamond Chain, a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain, based in Indianapolis, Indiana, operates primarily in the United States and China and had annual sales of approximately $60 million for the twelve months ended March 31, 2019.

Overview:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net sales	$1,000.0	$906.3	$93.7	10.3%
Net income	94.9	91.9	3.0	3.3%
Net income attributable to noncontrolling interest	2.4	0.9	1.5	166.7%
Net income attributable to The Timken Company	$92.5	$91.0	$1.5	1.6%
Diluted earnings per share	$1.20	$1.16	$0.04	3.4%
Average number of shares – diluted	77,208,432	78,496,298	—	(1.6)%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net sales	$1,979.7	$1,789.4	$190.3	10.6%
Net income	190.2	172.4	17.8	10.3%
Net income attributable to noncontrolling interest	5.8	1.2	4.6	383.3%
Net income attributable to The Timken Company	$184.4	$171.2	$13.2	7.7%
Diluted earnings per share	$2.39	$2.17	$0.22	10.1%
Average number of shares – diluted	77,098,982	78,751,951	—	(2.1)%
The increase in net sales for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily driven by the benefit of acquisitions, higher end-market demand in the Process Industries segment and the impact of higher pricing, partially offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily due to the net benefit of acquisitions, the impact of favorable price/mix and higher volume, partially offset by higher interest expense, a higher tax rate and an accrual related to the ongoing legal matter in Brazil.

The increase in net sales for the first six months of 2019 compared with the first six months of 2018 was primarily driven by the benefit of acquisitions, higher end-market demand in the Process Industries segment and the impact of higher pricing, partially offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the first six months of 2019 compared with the first six months of 2018 was primarily due to the net benefit of acquisitions, the impact of favorable price/mix, higher volume, improved manufacturing performance and lower logistics costs, partially offset by higher interest expense, a higher tax rate, higher material costs (including tariffs) and a property loss from flood damage at the Company's facility in Knoxville, Tennessee.

Outlook:
The Company expects 2019 full-year sales to increase approximately 7% to 9% compared with 2018 primarily due to organic growth in Process Industries and the benefit of acquisitions, including the 2018 Acquisitions, partially offset by the unfavorable impact of foreign currency exchange rate changes. The Company's earnings are expected to be higher in 2019 compared with 2018, primarily due to favorable price/mix, the benefit of acquisitions, the impact of higher volume, improved manufacturing performance and the impact of lower net actuarial losses ("mark-to-market charges"), partially offset by the unfavorable impact of foreign currency exchange rate changes, as well as higher income tax and interest expenses. The 2019 outlook does not account for pension and other post retirement mark-to-market charges after June 30, 2019, because such amounts will not be known until triggered or until the annual remeasurement in the fourth quarter.

The Company expects to generate operating cash of approximately $510 million in 2019, an increase from 2018 of approximately $178 million or 53%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures of approximately $150 million in 2019, compared with $113 million in 2018.

The Statement of Income

Sales:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net Sales	$1,000.0	$906.3	$93.7	10.3%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net Sales	$1,979.7	$1,789.4	$190.3	10.6%
Net sales increased for the three months ended June 30, 2019 compared with the three months ended June 30, 2018, primarily due to the benefit of acquisitions of $98 million and higher organic revenue of $18 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $22 million. The increase in organic revenue was driven primarily by improved demand in the Process Industries segment, as well as the impact of improved pricing.

Net sales increased for the first six months of 2019 compared with the first six months of 2018, primarily due to the benefit of acquisitions of $169 million and higher organic revenue of $74 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $53 million. The increase in organic revenue was driven primarily by improved demand in the Process Industries segment, as well as the impact of improved pricing.

Gross Profit:

	Three Months Ended June 30,
	2019	2018	$ Change	Change
Gross profit	$305.7	$267.4	$38.3	14.3%
Gross profit % to net sales	30.6%	29.5%		110	bps

	Six Months Ended June 30,
	2019	2018	$ Change	Change
Gross profit	$608.3	$532.3	$76.0	14.3%
Gross profit % to net sales	30.7%	29.7%		100	bps
Gross profit increased in the three months ended June 30, 2019 compared with the three months ended June 30, 2018, primarily due to the benefit of acquisitions of $29 million and the impact of favorable price/mix.

Gross profit increased in the first six months of 2019 compared with the first six months of 2018, primarily due to the benefit of acquisitions of $52 million, favorable price/mix of $22 million, the impact of higher volume of $20 million, improved manufacturing performance of $9 million and lower logistics costs. These factors were partially offset by higher material costs (including tariffs) of $17 million, the unfavorable impact of foreign currency exchange rate changes of $8 million and a property loss and related expenses of $6 million from flood damage at the Company's facility in Knoxville, Tennessee.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2019	2018	$ Change	Change
Selling, general and administrative expenses	$158.7	$141.8	$16.9	11.9%
Selling, general and administrative expenses % to net sales	15.9%	15.6%		30	bps

	Six Months Ended June 30,
	2019	2018	$ Change	Change
Selling, general and administrative expenses	$311.4	$290.4	$21.0	7.2%
Selling, general and administrative expenses % to net sales	15.7%	16.2%	—	(50	) bps
The increase in selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 was primarily due to the impact of acquisitions of $17 million and $31 million, respectively. The increase in SG&A expenses when comparing the first six months of 2019 with the first six months of 2018 was partially offset by the favorable impact of foreign currency exchange rate changes and lower compensation expense.

Interest Income and Expense:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Interest expense	$(19.3)	$(10.7)	$(8.6)	80.4%
Interest income	$1.1	$0.5	$0.6	120.0%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Interest (expense)	$(37.3)	$(20.7)	$(16.6)	80.2%
Interest income	$2.4	$0.9	$1.5	166.7%
The increase in interest expense for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 was primarily due to an increase in outstanding debt to fund the acquisitions of Rollon and Cone Drive.

Other Income (Expense):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Non-service pension and other postretirement income	$0.2	$4.1	$(3.9)	(95.1)%
Other income, net	1.4	2.9	(1.5)	(51.7)%
Total other income, net	$1.6	$7.0	$(5.4)	(77.1)%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Non-service pension and other postretirement income	$0.3	$5.7	$(5.4)	(94.7)%
Other income, net	4.7	3.6	1.1	30.6%
Total other income, net	$5.0	$9.3	$(4.3)	(46.2)%
Non-service pension and other postretirement income decreased in the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018, primarily due to lower expected returns on lower plan assets for defined benefit pension plans in 2019, as well as the non-recurrence of remeasurement gains recorded in the prior-year periods.

Income Tax Expense:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Provision for income taxes	$33.6	$30.2	$3.4	11.3%
Effective tax rate	26.1%	24.7%		140 bps

	Six Months Ended June 30,
	2019	2018	$ Change	Change
Provision for income taxes	$74.9	$58.5	$16.4	28.0%
Effective tax rate	28.3%	25.3%		300 bps
Income tax expense increased $3.4 million for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 primarily due to income taxes on higher pre-tax earnings, as well as higher discrete tax benefits in the prior year period.

Income tax expense increased $16.4 million for the first six months of 2019 compared with the first six months of 2018 primarily due to income taxes on higher pre-tax earnings. Income tax expense also increased due to higher discrete tax expense in the current year period related to additional accruals for uncertain tax positions related to U.S. Tax Reform.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2019 and 2018 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions and divestitures completed in 2019 and 2018 by segment based on the customers and underlying markets served:

•	The Company acquired Diamond Chain during the second quarter of 2019. Substantially all of the results for Diamond Chain are reported in the Process Industries segment.

•
The Company acquired Rollon, Cone Drive and ABC Bearings during the third quarter of 2018. Substantially all of the results for Cone Drive and Rollon are reported in the Process Industries segment. Substantially all of the results for ABC Bearings are reported in the Mobile Industries segment.

•	The Company divested Groeneveld Information Technology Holding B.V. (the "ICT Business") on September 19, 2018. Results for the ICT Business were reported in the Mobile Industries segment.

Mobile Industries Segment:

	Three Months Ended June 30,
	2019	2018	$ Change	Change
Net sales	$493.7	$489.1	$4.6	0.9%
EBIT	$59.1	$54.5	$4.6	8.4%
EBIT margin	12.0%	11.1%		90	bps

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net sales	$493.7	$489.1	$4.6	0.9%
Less: Acquisitions	25.0	—	25.0	NM
Divestitures	(3.1)	—	(3.1)	NM
Currency	(11.1)	—	(11.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$482.9	$489.1	$(6.2)	(1.3%)

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net sales	$993.7	$977.6	$16.1	1.6%
EBIT	$120.5	$105.6	$14.9	14.1%
EBIT margin	12.1%	10.8%	—	130	bps

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net sales	$993.7	$977.6	$16.1	1.6%
Less: Acquisitions	46.8	—	46.8	NM
Divestitures	(6.5)	—	(6.5)	NM
Currency	(27.5)	—	(27.5)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$980.9	$977.6	$3.3	0.3%
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $6.2 million or 1.3% in the three months ended June 30, 2019 compared with the three months ended June 30, 2018, reflecting lower shipments in the off highway and heavy truck market sectors, partially offset by organic growth in the aerospace sector and higher shipments in the automotive sector, as well as higher pricing. EBIT increased by $4.6 million or 8.4% in the three months ended June 30, 2019 compared with the three months ended June 30, 2018, primarily due to the benefit of acquisitions, net of divestitures, and lower logistics costs, partially offset by the impact of lower volume.
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $3.3 million or 0.3% in the first six months of 2019 compared with the first six months of 2018, reflecting organic growth in the aerospace and automotive sectors, as well as, higher pricing, partially offset by a decline in revenue growth in the off highway and heavy truck market sectors. EBIT increased by $14.9 million or 14.1% in the first six months of 2019 compared with the first six months of 2018, primarily due to the net benefit of acquisitions, improved manufacturing performance, lower SG&A and logistics costs and favorable price/mix. These factors were partially offset by higher material costs and a property loss and related expenses from flood damage at the Company's facility in Knoxville, Tennessee.
Full-year sales for the Mobile Industries segment are expected to be approximately flat to up 1% in 2019 compared with 2018. This reflects the benefit of acquisitions net of divestitures, partially offset by slightly lower organic revenue and the unfavorable impact of foreign currency exchange rate changes. EBIT for the Mobile Industries segment is expected to increase in 2019 compared with 2018 primarily due to the impact of favorable price/mix, the impact of acquisitions, and lower logistics and SG&A costs, partially offset by the impact of lower volume and unfavorable foreign currency exchange rate changes.

Process Industries Segment:

	Three Months Ended June 30,
	2019	2018	$ Change	Change
Net sales	$506.3	$417.2	$89.1	21.4%
EBIT	$103.0	$90.6	$12.4	13.7%
EBIT margin	20.3%	21.7%		(140) bps

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net sales	$506.3	$417.2	$89.1	21.4%
Less: Acquisitions	76.4	—	76.4	NM
Currency	(11.4)	—	(11.4)	NM
Net sales, excluding the impact of acquisitions and currency	$441.3	$417.2	$24.1	5.8%

	Six Months Ended June 30,
	2019	2018	$ Change	Change
Net sales	$986.0	$811.8	$174.2	21.5%
EBIT	$209.2	$172.2	$37.0	21.5%
EBIT margin	21.2%	21.2%		—

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Net sales	$986.0	$811.8	$174.2	21.5%
Less: Acquisitions	128.9	—	128.9	NM
Currency	(25.5)	—	(25.5)	NM
Net sales, excluding the impact of acquisitions and currency	$882.6	$811.8	$70.8	8.7%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $24.1 million or 5.8% in the three months ended June 30, 2019 compared with the three months ended June 30, 2018. The increase was primarily driven by stronger demand across most sectors, led by marine, wind energy and heavy industries as well as higher pricing. EBIT increased $12.4 million or 13.7% in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 primarily due to the net benefit of acquisitions, the impact of higher volume and favorable price/mix. These factors were partially offset by higher SG&A expense and tariff costs.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $70.8 million or 8.7% in the first six months of 2019 compared with the first six months of 2018. The increase was primarily driven by increased demand across most sectors, led by wind energy, marine, heavy industries and industrial distribution. EBIT increased $37.0 million or 21.5% in the first six months of 2019 compared with the first six months of 2018 primarily due to the impact of higher volume, the net benefit of acquisitions and favorable price/mix. These factors were partially offset by higher material costs (including tariffs) and SG&A expense and the negative impact of foreign currency exchange rate changes.
Full-year sales for the Process Industries segment are expected to be up approximately 16% to 17% in 2019 compared with 2018. This reflects expected organic growth across most sectors, as well as the benefit of acquisitions, partially offset by the unfavorable impact of foreign currency exchange rate changes. EBIT for the Process Industries segment is expected to increase in 2019 compared with 2018 primarily due to the impact of higher volume, favorable price/mix, the benefit of acquisitions and improved manufacturing performance, partially offset by higher SG&A expense and higher material costs (including tariffs).

Corporate:

	Three Months Ended June 30,
	2019	2018	$ Change	Change
Corporate expenses	$15.4	$15.2	$0.2	1.3%
Corporate expenses % to net sales	1.5%	1.7%		(20) bps

	Six Months Ended June 30,
	2019	2018	$ Change	Change
Corporate expenses	$29.7	$29.3	$0.4	1.4%
Corporate expenses % to net sales	1.5%	1.6%		(10) bps

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

Current Assets:

	June 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$166.8	$132.5	$34.3	25.9%
Restricted cash	0.6	0.6	—	—%
Accounts receivable, net	589.9	546.6	43.3	7.9%
Unbilled receivables	153.3	116.6	36.7	31.5%
Inventories, net	843.8	835.7	8.1	1.0%
Deferred charges and prepaid expenses	29.3	28.2	1.1	3.9%
Other current assets	83.0	77.0	6.0	7.8%
Total current assets	$1,866.7	$1,737.2	$129.5	7.5%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Accounts receivable and unbilled receivables increased primarily due to higher sales in June 2019 compared to December 2018.

Property, Plant and Equipment, Net:

	June 30, 2019	December 31, 2018	$ Change	% Change
Property, plant and equipment, net	$912.0	$912.1	$(0.1)	—%
The decrease in net property, plant and equipment ("PP&E") in the first six months of 2019 was primarily due to capital expenditures of $38 million and the addition of PP&E related to recent acquisitions of $13 million, offset by depreciation in 2019 of $52 million.

Operating Lease Assets

	June 30, 2019	December 31, 2018	$ Change	% Change
Operating lease assets	$117.3	$—	$117.3	NM
The increase in operating lease assets in the first six months of 2019 was primarily due to the adoption of the new lease accounting standard. The increase also includes the reclassification of $15.3 million of lease assets from non-current assets to operating lease assets related to purchase accounting adjustments from the ABC Bearings acquisition. These assets do not have corresponding lease liabilities. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

Other Assets:

	June 30, 2019	December 31, 2018	$ Change	% Change
Goodwill	$969.4	$960.5	$8.9	0.9%
Non-current pension assets	10.9	6.2	4.7	75.8%
Other intangible assets	731.5	733.2	(1.7)	(0.2)%
Deferred income taxes	49.4	59.0	(9.6)	(16.3)%
Other non-current assets	17.0	37.0	(20.0)	(54.1)%
Total other assets	$1,778.2	$1,795.9	$(17.7)	(1.0)%
The decrease in other non-current assets was primarily due to the reclassification of $15.3 million of lease assets from non-current assets to operating lease assets related to the ABC Bearings acquisition.

Current Liabilities:

	June 30, 2019	December 31, 2018	$ Change	% Change
Short-term debt	$37.3	$33.6	$3.7	11.0%
Current portion of long-term debt	9.0	9.4	(0.4)	(4.3)%
Short-term operating lease liabilities	29.5	—	29.5	NM
Accounts payable	291.6	273.2	18.4	6.7%
Salaries, wages and benefits	134.3	174.9	(40.6)	(23.2)%
Income taxes payable	26.4	23.5	2.9	12.3%
Other current liabilities	168.2	171.0	(2.8)	(1.6)%
Total current liabilities	$696.3	$685.6	$10.7	1.6%
The increase in short-term operating lease liabilities was primarily due to the adoption of the new lease accounting standard. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

The increase in accounts payable was primarily due to an increase in purchase activity to meet higher demand levels. The decrease in accrued salaries, wages and benefits was primarily due to timing as the payments for 2018 performance-based compensation exceeded accruals for 2019 performance-based compensation expense during the first half of the year.

Non-Current Liabilities:

	June 30, 2019	December 31, 2018	$ Change	% Change
Long-term debt	$1,642.6	$1,638.6	$4.0	0.2%
Accrued pension cost	162.6	161.3	1.3	0.8%
Accrued postretirement benefits cost	109.3	108.7	0.6	0.6%
Long-term operating lease liabilities	73.0	—	73.0	NM
Deferred income taxes	128.7	138.0	(9.3)	(6.7)%
Other non-current liabilities	78.1	70.3	7.8	11.1%
Total non-current liabilities	$2,194.3	$2,116.9	$77.4	3.7%
The increase in long-term operating lease liabilities was primarily due to the adoption of the new lease accounting standard. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

Shareholders’ Equity:

	June 30, 2019	December 31, 2018	$ Change	% Change
Common shares	$994.4	$1,005.0	$(10.6)	(1.1)%
Earnings invested in the business	1,772.0	1,630.2	141.8	8.7%
Accumulated other comprehensive loss	(97.5)	(95.3)	(2.2)	2.3%
Treasury shares	(957.6)	(960.3)	2.7	(0.3)%
Noncontrolling interest	72.3	63.1	9.2	14.6%
Total shareholders’ equity	$1,783.6	$1,642.7	$140.9	8.6%
Earnings invested in the business in the first six months of 2019 increased by net income attributable to the Company of $184 million, partially offset by dividends declared of $43 million.

Cash Flows

	Six Months Ended June 30,
	2019	2018	$ Change
Net cash provided by operating activities	$209.9	$57.8	$152.1
Net cash used in investing activities	(119.8)	(36.0)	(83.8)
Net cash (used in) provided by financing activities	(56.9)	7.9	(64.8)
Effect of exchange rate changes on cash	1.1	(8.5)	9.6
Increase in cash, cash equivalents and restricted cash	$34.3	$21.2	$13.1

Operating Activities:
The increase in net cash provided by operating activities for the first six months of 2019 compared with the first six months of 2018 was primarily due to a decrease in cash used for working capital items of $117.3 million, higher net income of $17.8 million and the favorable impact of income taxes on cash of $6.1 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first six months of 2019 and 2018, respectively:

	Six Months Ended June 30,
	2019	2018	$ Change
Cash (Used) Provided:
Accounts receivable	$(35.9)	$(86.4)	$50.5
Unbilled receivables	(36.6)	(27.8)	(8.8)
Inventories	16.6	(79.9)	96.5
Trade accounts payable	13.4	(8.4)	21.8
Other accrued expenses	(45.1)	(2.4)	(42.7)
Cash used in working capital items	$(87.6)	$(204.9)	$117.3

The following table displays the impact of income taxes on cash during the first six months of 2019 and 2018, respectively:

	Six Months Ended June 30,
	2019	2018	$ Change
Accrued income tax expense	$74.9	$58.5	$16.4
Income tax payments	(68.7)	(59.5)	(9.2)
Other miscellaneous items	(3.8)	(2.7)	(1.1)
Change in income taxes	$2.4	$(3.7)	$6.1
Investing Activities:
Net cash used in investing activities of $119.8 million for the first six months of 2019 increased $83.8 million from the same period in 2018 primarily due to $83.0 million in cash used for acquisitions in 2019.
Financing Activities:
The cash used by financing activities for the first six months of 2019 compared with the cash provided in the first six months of 2018 was primarily due to a decrease in net borrowings of $85.2 million, partially offset by a decrease in the amount of cash used for share repurchases of $26.0 million.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2019	December 31, 2018
Short-term debt	$37.3	$33.6
Current portion of long-term debt	9.0	9.4
Long-term debt	1,642.6	1,638.6
Total debt	$1,688.9	$1,681.6
Less: Cash and cash equivalents	166.8	132.5
Restricted cash	0.6	0.6
Net debt	$1,521.5	$1,548.5

Ratio of Net Debt to Capital:

	June 30, 2019	December 31, 2018
Net debt	$1,521.5	$1,548.5
Total equity	1,783.6	1,642.7
Net debt plus total equity (capital)	$3,305.1	$3,191.2
Ratio of net debt to capital	46.0%	48.5%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At June 30, 2019, $161.0 million of the Company's $166.8 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize interest expense. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through the term of the Senior Credit Facility.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at June 30, 2019. As of June 30, 2019, the Company had $100.0 million in outstanding borrowings, which reduced the availability under the facility to zero. The interest rate on the Accounts Receivable Facility is variable and was 3.32% as of June 30, 2019, which reflects the prevailing commercial paper rate plus facility fees.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At June 30, 2019, the Senior Credit Facility had outstanding borrowings of $54.6 million, which reduced the availability to $595.4 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (increasing for a limited time period following qualifying acquisitions). As of June 30, 2019, the Company's consolidated leverage ratio was 2.4 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of June 30, 2019, the Company's consolidated interest coverage ratio was 10.9 to 1.0.

The interest rate under the Senior Credit Facility is variable and with a spread based on the Company's debt rating. This average rate on outstanding U.S. Dollar borrowings was 3.57% and the average rate on outstanding Euro borrowings was 1.09% as of June 30, 2019. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $272.6 million. Most of these credit lines are uncommitted. At June 30, 2019, the Company had borrowings outstanding of $37.3 million and bank guarantees of $0.4 million, which reduced the aggregate availability under these facilities to approximately $234.9 million.

On September 6, 2018, the Company issued the 2028 Notes in the aggregate principal amount of $400 million. On September 11, 2018, the Company entered into the 2023 Term Loan and borrowed $350 million. Proceeds from the 2028 Notes and 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the terms of the 2023 Term Loan to among other things, align covenants and other terms with the Company’s Senior Credit Facility. Refer to Note 7 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into the 2020 Term Loan and borrowed €100 million. During the second quarter of 2019, the Company repaid €17.0 million under the 2020 Term Loan bringing the total paid to-date to €28 million, which reduced the principal balance to €72 million as of June 30, 2019. Refer to Note 7 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

At June 30, 2019, the Company was in full compliance with all applicable covenants on its outstanding debt, and the Company expects to remain in full compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities from time to time in order to remain in compliance. As of June 30, 2019, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants.

The Company expects cash from operations of approximately $510 million in 2019, an increase from 2018 of approximately $178 million or 53%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures of approximately $150 million in 2019, compared with $113 million in 2018.

Financing Obligations and Other Commitments:
During the first six months of 2019, the Company made cash contributions of $6.9 million to its global defined benefit pension plans and $2.0 million to its other postretirement benefit plans. The Company currently expects to make contributions and payments related to its global defined benefit pension plans totaling approximately $34 million in 2019. Approximately $24 million of this total relates to the expected 2019 payout of deferred compensation to a former executive officer of the Company, which is expected to trigger a pension remeasurement during the third quarter of 2019. The Company also expects to make payments of approximately $5 million to its other postretirement benefit plans in 2019. During July 2019, the Company announced changes to the medical plan offerings for certain of its postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees. These plan amendments are expected to trigger a remeasurement during the third quarter of 2019. Excluding mark-to-market charges, the Company expects slightly lower pension and other post-retirement benefits expense. Pension and other post-retirement mark-to-market charges are not accounted for in the 2019 outlook because such amounts will not be known until the fourth quarter of 2019, or on an interim basis where specific events trigger a remeasurement.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2018, during the six months ended June 30, 2019.

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

For the six months ended June 30, 2019, the Company recorded negative foreign currency translation adjustments of $0.7 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $35.3 million that decreased shareholders' equity for the first six months ended June 30, 2018. The foreign currency translation adjustments for the first six months ended June 30, 2019 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Romanian Leu and Euro.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended June 30, 2019 totaled $1.6 million of net gains, compared with $0.2 million of net losses during the three months ended June 30, 2018. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the first six months of 2019 totaled $2.5 million of net gains, compared with $1.4 million of net losses during the first six months of 2018.

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

During the third quarter of 2018, the Company acquired ABC Bearings, Cone Drive and Rollon. The results of these acquisitions are included in the Company’s consolidated financial statements for the first six months of 2019. The combined total assets of ABC Bearings, Cone Drive, and Rollon represent 23% and 46% of the Company’s total and net assets, respectively as of June 30, 2019. The combined net sales and net income of ABC Bearings, Cone Drive, and Rollon represented 8% of the Company’s consolidated net sales and 9% of the Company’s consolidated net income for the first six months of 2019. The Company is currently integrating these acquisitions into its internal control framework and processes, and as prescribed by U.S Securities and Exchange Commission rules and regulations, the Company will include ABC Bearings, Cone Drive, and Rollon in the internal control over financial reporting assessment as of December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2019.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/19 - 4/30/19	128	$47.72	—	6,580,710
5/1/19 - 5/31/19	300,334	48.45	287,000	6,293,710
6/1/19 - 6/30/19	34,023	44.20	33,000	6,260,710
Total	334,485	$48.02	320,000

(1)
Of the shares purchased in April, May and June, 128, 13,334, and 1,023, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.

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

Item 6. Exhibits

10.1	Severance Agreement with Andreas Roellgen, dated as of July 18, 2016, is attached hereto as Exhibit 10.1.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2019, filed on July 31, 2019, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: July 31, 2019	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2019	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)