Form 10-Q
period 2019-09-30
TIMKEN CO
filed 2019-10-31
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Shares, without par value	75,324,189 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions, except per share data)
Net sales	$914.0	$881.3	$2,893.7	$2,670.7
Cost of products sold	636.5	628.0	2,007.9	1,885.1
Gross Profit	277.5	253.3	885.8	785.6
Selling, general and administrative expenses	148.0	142.0	459.4	432.4
Impairment and restructuring charges	1.6	2.6	3.5	3.1
Operating Income	127.9	108.7	422.9	350.1
Interest expense	(18.2)	(12.5)	(55.5)	(33.2)
Interest income	1.1	0.6	3.5	1.5
Non-service pension and other postretirement (expense) income	(14.4)	(3.2)	(14.1)	2.5
Other income, net	5.8	3.7	10.5	7.3
Income Before Income Taxes	102.2	97.3	367.3	328.2
Provision for income taxes	35.5	25.0	110.4	83.5
Net Income	66.7	72.3	256.9	244.7
Less: Net income attributable to noncontrolling interest	2.5	0.7	8.3	1.9
Net Income Attributable to The Timken Company	$64.2	$71.6	$248.6	$242.8

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.85	$0.93	$3.28	$3.14

Diluted earnings per share	$0.84	$0.91	$3.23	$3.09
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Net Income	$66.7	$72.3	$256.9	$244.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(63.0)	(24.3)	(62.1)	(62.5)
Pension and postretirement liability adjustment	76.7	—	76.6	—
Change in fair value of derivative financial instruments	1.9	(0.4)	0.5	4.0
Other comprehensive income (loss), net of tax	15.6	(24.7)	15.0	(58.5)
Comprehensive Income, net of tax	82.3	47.6	271.9	186.2
Less: comprehensive income (loss) attributable to noncontrolling interest	0.7	(5.1)	8.1	(6.8)
Comprehensive Income Attributable to The Timken Company	$81.6	$52.7	$263.8	$193.0
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2019	December 31, 2018
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$181.4	$132.5
Restricted cash	0.5	0.6
Accounts receivable, less allowances (2019 – $17.8 million; 2018 – $21.9 million)	548.3	546.6
Unbilled receivables	151.6	116.6
Inventories, net	805.3	835.7
Deferred charges and prepaid expenses	30.1	28.2
Other current assets	90.2	77.0
Total Current Assets	1,807.4	1,737.2
Property, Plant and Equipment, net	906.8	912.1
Operating Lease Assets	115.0	—
Other Assets
Goodwill	954.7	960.5
Other intangible assets	702.8	733.2
Non-current pension assets	11.8	6.2
Non-current other postretirement benefit assets	23.5	—
Deferred income taxes	27.3	59.0
Other non-current assets	16.0	37.0
Total Other Assets	1,736.1	1,795.9
Total Assets	$4,565.3	$4,445.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$34.8	$33.6
Current portion of long-term debt	61.8	9.4
Short-term operating lease liabilities	28.0	—
Accounts payable, trade	265.2	273.2
Salaries, wages and benefits	116.9	174.9
Income taxes payable	23.2	23.5
Other current liabilities	174.7	171.0
Total Current Liabilities	704.6	685.6
Non-Current Liabilities
Long-term debt	1,553.5	1,638.6
Accrued pension benefits	167.8	161.3
Accrued postretirement benefits	36.9	108.7
Long-term operating lease liabilities	72.3	—
Deferred income taxes	131.7	138.0
Other non-current liabilities	81.0	70.3
Total Non-Current Liabilities	2,043.2	2,116.9
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2019 – 98,375,135 shares; 2018 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	945.5	951.9
Earnings invested in the business	1,815.0	1,630.2
Accumulated other comprehensive loss	(80.1)	(95.3)
Treasury shares at cost (2019 – 23,050,946 shares; 2018 – 22,421,213 shares)	(988.7)	(960.3)
Total Shareholders’ Equity	1,744.8	1,579.6
Noncontrolling Interest	72.7	63.1
Total Equity	1,817.5	1,642.7
Total Liabilities and Equity	$4,565.3	$4,445.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$256.9	$244.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120.4	105.9
Impairment charges	0.8	0.6
(Gain) loss on sale of assets	(1.0)	0.2
Gain on disposal of lease assets	(0.4)	—
Loss on divestiture	—	0.6
Deferred income tax provision	1.7	2.2
Stock-based compensation expense	20.7	25.5
Pension and other postretirement expense	23.2	8.5
Pension and other postretirement benefit contributions and payments	(37.1)	(12.4)
Operating lease expense	27.7	—
Operating lease payments	(26.8)	—
Changes in operating assets and liabilities:
Accounts receivable	(6.4)	(65.7)
Unbilled receivables	(35.0)	(37.6)
Inventories	37.8	(94.3)
Accounts payable, trade	(7.4)	(9.9)
Other accrued expenses	(28.7)	10.2
Income taxes	9.0	(0.5)
Other, net	(0.6)	17.0
Net Cash Provided by Operating Activities	354.8	195.0
Investing Activities
Capital expenditures	(82.9)	(62.8)
Acquisitions, net of cash received	(82.7)	(765.4)
Proceeds from divestitures	—	14.0
Other	3.4	3.9
Net Cash Used in Investing Activities	(162.2)	(810.3)
Financing Activities
Cash dividends paid to shareholders	(63.8)	(64.2)
Purchase of treasury shares	(56.1)	(63.0)
Proceeds from exercise of stock options	9.9	12.7
Payments related to tax withholding for stock-based compensation	(9.3)	(5.4)
Accounts receivable facility borrowings	25.0	145.2
Accounts receivable facility payments	—	(114.9)
Proceeds from long-term debt	451.0	1,286.1
Payments on long-term debt	(481.7)	(533.1)
Deferred financing costs	(1.9)	(0.9)
Short-term debt activity, net	(10.2)	(3.9)
Other	(0.3)	(1.3)
Net Cash (Used in) Provided by Financing Activities	(137.4)	657.3
Effect of exchange rate changes on cash	(6.4)	(12.4)
Increase in Cash, Cash Equivalents and Restricted Cash	48.8	29.6
Cash, cash equivalents and restricted cash at beginning of year	133.1	125.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$181.9	$155.0
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

Note 3 - Acquisitions
On April 1, 2019, the Company completed the acquisition of The Diamond Chain Company ("Diamond Chain"), a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain, located in Indianapolis, Indiana, operates primarily in the United States and China and had sales of approximately $60 million for the twelve months ended March 31, 2019. The purchase price for this acquisition was $84.6 million, excluding $1.9 million for cash acquired. During the nine months ended September 30, 2019, the Company incurred acquisition-related costs of $1.4 million to complete this acquisition. Based on markets and customers served, the results for Diamond Chain are reported in the Process Industries segment. The following table presents the preliminary purchase price allocation at fair value, net of cash acquired, for the Diamond Chain acquisition:

Purchase Price Allocation
Assets:
Accounts receivable, net	$6.7
Inventories, net	23.6
Other current assets	2.4
Property, plant and equipment, net	17.2
Operating lease assets	2.8
Goodwill	18.6
Other intangible assets	28.1
Other non-current assets	0.5
Total assets acquired	$99.9
Liabilities:
Accounts payable, trade	$5.7
Other current liabilities	4.8
Long-term operating lease liabilities	2.1
Other non-current liabilities	0.9
Total liabilities assumed	$13.5
Noncontrolling interest acquired	1.8
Net assets and noncontrolling interest acquired	$84.6

The following table summarizes the preliminary purchase price allocation for intangible assets acquired in 2019:

	Purchase Price Allocation
		Weighted - Average Life
Trade names (indefinite life)	$12.3	Indefinite
Technology and know-how	5.2	14 years
Customer relationships	10.6	17 years
Total intangible assets	$28.1

The above preliminary purchase price allocation for Diamond Chain, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. This purchase price allocation is preliminary as a result of the continued evaluation of working capital accounts and contingent liabilities, as well as the finalization of the Company's review pertaining to a limited set of valuation calculations and inputs. The primary areas of the Diamond Chain preliminary purchase price allocation that have not been finalized relate to the fair value of net property, plant, and equipment and other intangible assets, and the related impacts on deferred income taxes and goodwill. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Note 3 - Acquisitions (continued)

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

In January 2019, the Company paid a working capital adjustment of $2.9 million in connection with the Cone Drive acquisition, which was accrued and reflected in the purchase price in 2018. In May 2019, the Company received a $4.8 million payment from escrow related to an indemnification settlement for the Cone Drive acquisition, which is reflected as a purchase price adjustment. This adjustment, as well as other measurement period adjustments recorded in 2019, resulted in a $1.8 million increase to goodwill. The following table presents the purchase price allocation at fair value, net of cash acquired, for the 2018 Acquisitions:

	Initial Purchase Price Allocation	Adjustments	Purchase Price Allocation
Assets:
Accounts receivable, net	$42.5		$42.5
Inventories, net	61.6	(0.1)	61.5
Other current assets	8.5	1.0	9.5
Property, plant and equipment, net	71.7	(6.3)	65.4
Goodwill	468.2	1.8	470.0
Other intangible assets	372.6	2.8	375.4
Other non-current assets	20.2	(4.1)	16.1
Total assets acquired	$1,045.3	$(4.9)	$1,040.4
Liabilities:
Accounts payable, trade	$35.2		$35.2
Salaries, wages and benefits	9.1		9.1
Income taxes payable	2.5	0.4	2.9
Other current liabilities	8.2	0.2	8.4
Short-term debt	2.5	(0.6)	1.9
Long-term debt	3.0	(2.9)	0.1
Accrued pension benefits	5.7		5.7
Accrued postretirement benefits	11.7		11.7
Deferred income taxes	116.2	(0.6)	115.6
Other non-current liabilities	16.9	3.4	20.3
Total liabilities assumed	$211.0	$(0.1)	$210.9
Net assets acquired	$834.3	$(4.8)	$829.5

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

Note 3 - Acquisitions (continued)
On September 16, 2019, the Company announced it had reached an agreement to acquire BEKA Lubrication ("BEKA"), a leading global supplier of automatic lubrication systems, for approximately $165 million. With expected 2019 annual sales of approximately $135 million, BEKA serves a diverse range of industrial sectors, including wind, food and beverage, rail, on- and off-highway and other process industries. Headquartered in Pegnitz, Germany, BEKA has manufacturing and research and development based in Germany, and assembly facilities and sales offices around the world. This transaction is subject to customary closing conditions and is expected to close during the fourth quarter of this year.

Note 4 - Inventories
The components of inventories at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Manufacturing supplies	$31.9	$32.4
Raw materials	102.4	102.4
Work in process	289.0	287.7
Finished products	426.5	452.7
Subtotal	849.8	875.2
Allowance for obsolete and surplus inventory	(44.5)	(39.5)
Total Inventories, net	$805.3	$835.7

Inventories are valued at net realizable value, with approximately 56% valued on the first-in, first-out ("FIFO") method and the remaining 44% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method and all of the Company's international inventories are valued on the FIFO method.

The LIFO reserve at September 30, 2019 and December 31, 2018 was $173.3 million and $173.9 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$349.7	$610.8	$960.5
Acquisitions	0.7	19.7	20.4
Foreign currency translation adjustments and other changes	(10.9)	(15.3)	(26.2)
Ending balance	$339.5	$615.2	$954.7

The $20.4 million addition of goodwill from acquisitions includes $18.6 million of goodwill recognized in the Process Industries segment for the Diamond Chain acquisition, as well as certain measurement period adjustments recorded in 2019 related to the 2018 Acquisitions.

The following table displays intangible assets as of September 30, 2019 and December 31, 2018:

	Balance at September 30, 2019			Balance at December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$481.7	$120.6	$361.1	$481.5	$99.8	$381.7
Technology and know-how	244.9	50.7	194.2	245.0	40.4	204.6
Trade names	11.9	5.6	6.3	11.3	4.8	6.5
Capitalized software	268.6	243.6	25.0	266.4	236.5	29.9
Other	41.1	37.2	3.9	40.8	35.2	5.6
	$1,048.2	$457.7	$590.5	$1,045.0	$416.7	$628.3
Intangible assets not subject to amortization:
Trade names	$103.6		$103.6	$96.2		$96.2
FAA air agency certificates	8.7		8.7	8.7		8.7
	$112.3		$112.3	$104.9		$104.9
Total intangible assets	$1,160.5	$457.7	$702.8	$1,149.9	$416.7	$733.2

Amortization expense for intangible assets was $43.3 million and $32.4 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets is projected to be $55.8 million in 2019; $52.2 million in 2020; $48.3 million in 2021; $43.7 million in 2022; and $40.8 million in 2023.

Note 6 - Leasing

The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.

Lease expense for the three and nine months ended September 30, 2019 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$9.0	$27.7
Amortization of right-of-use assets on finance leases	0.3	0.9
Total lease expense	$9.3	$28.6

The following tables present the impact of leasing on the Consolidated Balance Sheet.

Operating Leases	September 30, 2019
Lease assets:
Operating lease assets	$115.0
Lease liabilities:
Short-term operating lease liabilities	$28.0
Long-term operating lease liabilities	72.3
Total operating lease liabilities	$100.3

Finance Leases	September 30, 2019
Lease assets:
Property, plant and equipment, net	$3.6
Lease liabilities:
Current portion of long-term debt	$0.3
Long-term debt	2.5
Total finance lease liabilities	$2.8

Future minimum lease payments under non-cancellable leases at September 30, 2019 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2019	$8.5	$0.3
2020	29.3	0.9
2021	20.5	0.9
2022	15.0	0.7
2023	11.2	0.2
Thereafter	26.6	—
Total future minimum lease payments	111.1	3.0
Less: imputed interest	(10.8)	(0.2)
Total	$100.3	$2.8

The following tables present other information related to leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.1	$26.8
Financing cash flows from finance leases	0.2	1.3
Lease assets added in the period:
Operating leases	$14.6	$54.0
Finance leases	0.3	1.1

September 30, 2019
Weighted-average remaining lease term:
Operating leases	5.4 years
Finance leases	3.4 years
Weighted-average discount rate:
Operating leases	3.90%
Finance leases	2.70%

Note 7 - Financing Arrangements
Short-term debt at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Variable-rate Accounts Receivable Facility with an interest rate of 3.09% at September 30, 2019	$12.8	$—
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.23% to 2.28% at September 30, 2019 and 0.29% to 1.00% at December 31, 2018	22.0	33.6
Short-term debt	$34.8	$33.6

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $261.9 million in the aggregate. Most of these lines of credit are uncommitted. At September 30, 2019, the Company’s foreign subsidiaries had borrowings outstanding of $22.0 million and bank guarantees of $0.3 million, which reduced the aggregate availability under these facilities to $239.6 million.

Long-term debt at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 3.26% and Euro of 1.00% at September 30, 2019 and 3.40% and 1.10%, respectively, at December 31, 2018	$69.3	$43.9
Variable-rate Euro Term Loan(1), maturing on September 18, 2020, with an interest rate of 1.13% at September 30, 2019 and December 31, 2018	52.8	107.1
Variable-rate Accounts Receivable Facility, with an interest rate of 3.09% at September 30, 2019 and 3.22% at December 31, 2018	87.2	75.0
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 3.17% at September 30, 2019 and 3.77% at December 31, 2018	340.7	347.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	348.3	347.7
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	163.0	171.4
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.1	395.8
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.6	154.6
Other	3.3	5.4
	1,615.3	1,648.0
Less: Current maturities	61.8	9.4
Long-term debt	$1,553.5	$1,638.6

(1) Net of discounts and fees
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at September 30, 2019. As of September 30, 2019, there were outstanding borrowings of $100.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to zero. $12.8 million of the outstanding borrowings under the Accounts Receivable Facility was classified as short-term and reflects the Company's expectations over the next 12 months relative to the minimum borrowing base. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income.

On June 25, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement ("Senior Credit Facility"). The Senior Credit Facility amends and restates the Company's previous credit agreement, dated as of June 19, 2015. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At September 30, 2019, the Company had $69.3 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $580.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.

On September 6, 2018, the Company issued $400 million aggregate principal amount of fixed-rate 4.50% senior unsecured notes that mature on December 15, 2028 (the "2028 Notes"). On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2028 Notes and the 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the 2023 Term Loan agreement to, among other things, align covenants and other terms with the Senior Credit Facility.

On September 7, 2017, the Company issued €150 million aggregate principal amount of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027 (the "2027 Notes"). On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 (the "2020 Term Loan"). During the third quarter, the Company repaid €23.5 million under the 2020 Term Loan bringing the total paid to-date to €51.5 million, which reduced the principal balance to €48.5 million as of September 30, 2019. The 2020 Term Loan was classified as current portion of long-term debt at September 30, 2019.

At September 30, 2019, the Company was in full compliance with all applicable covenants on its outstanding debt.

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

The Company had total environmental accruals of $5.3 million and $5.5 million for various known environmental matters that are probable and reasonably estimable at September 30, 2019 and December 31, 2018, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

In October 2014, the Brazilian government antitrust agency, Administrative Council for Economic Defense, or CADE, announced that it had opened an investigation of alleged antitrust violations in the bearing industry. The Company’s Brazilian subsidiary, Timken do Brasil Comercial Importadora Ltda. ("Timken do Brasil"), was included in the investigation. In May 2019, the investigation division of CADE issued a report on the alleged antitrust violations and recommended that Timken do Brasil, among others, be found to have violated certain provisions of the Brazil Competition Law. The case has now moved to the tribunal level of CADE. The Company is continuing to advance its interests in this case. Based on management's evaluation of the findings contained in the CADE investigation report, the Company recorded expense in the second quarter of 2019 to establish a liability that represents management’s best estimate of the probable loss. While no assurance can be given as to the ultimate outcome of this case, the Company does not believe that the final resolution will have a material effect on the Company's consolidated financial position or liquidity, however, the effect of any such future outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

The Company is a defendant in a 2017 lawsuit filed in the U.S. by a former employee asserting workplace-related negligence by the Company's medical personnel. The Company’s defense is ongoing and, while the incurrence of a liability is not considered probable at this point, management believes the low end of the range of the reasonably possible outcomes would be immaterial to the Company.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $5.6 million and $7.1 million at September 30, 2019 and December 31, 2018, respectively. The Company continues to evaluate claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 9 - Equity

The following tables present the changes in the components of equity for the three and nine months ended September 30, 2019 and 2018, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at June 30, 2019	$1,783.6	$53.1	$941.3	$1,772.0	$(97.5)	$(957.6)	$72.3
Net income	66.7			64.2			2.5
Foreign currency translation adjustment	(63.0)				(61.2)		(1.8)
Pension and other postretirement liability adjustments (net of income tax expense of $25.4 million)	76.7				76.7
Change in fair value of derivative financial instruments, net of reclassifications	1.9				1.9
Dividends paid to noncontrolling interest	(0.3)						(0.3)
Dividends – $0.28 per share	(21.2)			(21.2)
Stock-based compensation expense	5.8		5.8
Stock purchased at fair market value	(32.5)					(32.5)
Stock option exercise activity	1.0		(1.0)			2.0
Restricted share activity	—		(0.6)			0.6
Payments related to tax withholding for stock-based compensation	(1.2)					(1.2)
Balance at September 30, 2019	$1,817.5	$53.1	$945.5	$1,815.0	$(80.1)	$(988.7)	$72.7

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Net income	256.9			248.6			8.3
Foreign currency translation adjustment	(62.1)				(61.9)		(0.2)
Pension and other postretirement liability adjustments (net of income tax expense of $25.3 million)	76.6				76.6
Change in fair value of derivative financial instruments, net of reclassifications	0.5				0.5
Dividends paid to noncontrolling interest	(0.3)						(0.3)
Noncontrolling interest acquired	1.8						1.8
Dividends – $0.84 per share	(63.8)			(63.8)
Stock-based compensation expense	20.7		20.7
Stock purchased at fair market value	(56.1)					(56.1)
Stock option exercise activity	9.9		(4.4)			14.3
Restricted share activity	—		(22.7)			22.7
Payments related to tax withholding for stock-based compensation	(9.3)					(9.3)
Balance at September 30, 2019	$1,817.5	$53.1	$945.5	$1,815.0	$(80.1)	$(988.7)	$72.7
For further discussion of the pretax pension and other postretirement liability adjustments, see Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans.

Note 9 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at June 30, 2018	$1,552.3	$53.1	$907.2	$1,545.3	$(69.9)	$(913.9)	$30.5
Net income	72.3			71.6			0.7
Foreign currency translation adjustment	(24.3)				(18.5)		(5.8)
Change in fair value of derivative financial instruments, net of reclassifications	(0.4)				(0.4)
Shares issued for the acquisition of ABC Bearings	66.0		30.9				35.1
Dividends – $0.28 per share	(21.5)			(21.5)
Stock-based compensation expense	7.7		7.7
Stock purchased at fair market value	(13.4)					(13.4)
Stock option exercise activity	2.1		(0.6)			2.7
Restricted share activity	—		(0.1)			0.1
Payments related to tax withholding for stock-based compensation	(0.4)					(0.4)
Balance at September 30, 2018	$1,640.4	$53.1	$945.1	$1,595.4	$(88.8)	$(924.9)	$60.5

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Cumulative effect of the new revenue standard (net of income tax benefit of $2.6 million)(1)	7.7		—	7.7
Cumulative effect of ASU 2018-02	—			0.7	(0.7)
Net income	244.7			242.8			1.9
Foreign currency translation adjustment	(62.5)				(53.8)		(8.7)
Change in fair value of derivative financial instruments, net of reclassifications	4.0				4.0
Shares issued for the acquisition of ABC Bearings	66.0		30.9				35.1
Dividends – $0.83 per share	(64.2)			(64.2)
Stock-based compensation expense	25.5		25.5
Stock purchased at fair market value	(63.0)					(63.0)
Stock option exercise activity	12.7		(3.7)			16.4
Restricted share activity	—		(11.4)			11.4
Payments related to tax withholding for stock-based compensation	(5.4)					(5.4)
Balance at September 30, 2018	$1,640.4	$53.1	$945.1	$1,595.4	$(88.8)	$(924.9)	$60.5
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

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2019	$(96.3)	$(0.1)	$(1.1)	$(97.5)
Other comprehensive income (loss) before reclassifications and income taxes	(63.0)	103.7	3.2	43.9
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(1.6)	(1.0)	(2.6)
Income tax expense	—	(25.4)	(0.3)	(25.7)
Net current period other comprehensive income (loss), net of income taxes	(63.0)	76.7	1.9	15.6
Noncontrolling interest	1.8	—	—	1.8
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(61.2)	76.7	1.9	17.4
Balance at September 30, 2019	$(157.5)	$76.6	$0.8	$(80.1)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2018	$(95.6)	$—	$0.3	$(95.3)
Other comprehensive income (loss) before reclassifications and income tax	(62.1)	103.7	3.4	45.0
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(1.8)	(2.9)	(4.7)
Income tax expense	—	(25.3)	—	(25.3)
Net current period other comprehensive income (loss), net of income taxes	(62.1)	76.6	0.5	15.0
Noncontrolling interest	0.2	—	—	0.2
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(61.9)	76.6	0.5	15.2
Balance at September 30, 2019	$(157.5)	$76.6	$0.8	$(80.1)
For further discussion of pension and other postretirement liability adjustments, see Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans.

Note 10 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2018	$(70.4)	$(0.4)	$0.9	$(69.9)
Other comprehensive (loss) income before reclassifications and income taxes	(24.3)	—	1.0	(23.3)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	—	(1.5)	(1.5)
Income tax benefit	—	—	0.1	0.1
Net current period other comprehensive loss, net of income taxes	(24.3)	—	(0.4)	(24.7)
Noncontrolling interest	5.8	—	—	5.8
Net current period comprehensive loss, net of income taxes and noncontrolling interest	(18.5)	—	(0.4)	(18.9)
Balance at September 30, 2018	$(88.9)	$(0.4)	$0.5	$(88.8)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)
Cumulative effect of ASU 2018-02	—	(0.1)	(0.6)	(0.7)
Balance at January 1, 2018	(35.1)	(0.4)	(3.5)	(39.0)
Other comprehensive (loss) income before reclassifications and income taxes	(62.5)	—	5.0	(57.5)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	—	0.3	0.3
Income tax expense	—	—	(1.3)	(1.3)
Net current period other comprehensive (loss) income, net of income taxes	(62.5)	—	4.0	(58.5)
Noncontrolling interest	8.7	—	—	8.7
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(53.8)	(0.1)	3.4	(50.5)
Balance at September 30, 2018	$(88.9)	$(0.4)	$0.5	$(88.8)
Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to The Timken Company	$64.2	$71.6	$248.6	$242.8
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$64.2	$71.6	$248.6	$242.8
Denominator:
Weighted average number of shares outstanding - basic	75,628,410	76,903,395	75,864,544	77,332,209
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	964,284	1,524,710	1,037,882	1,313,294
Weighted average number of shares outstanding assuming dilution of stock options and awards	76,592,694	78,428,105	76,902,426	78,645,503
Basic earnings per share	$0.85	$0.93	$3.28	$3.14
Diluted earnings per share	$0.84	$0.91	$3.23	$3.09

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during each period presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2019 and 2018 were 1,445,986 and 923,588, respectively. The antidilutive stock options outstanding during the nine months ended September 30, 2019 and 2018 were 1,355,247 and 852,318, respectively.

Note 12 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	Mobile	Process	Total	Mobile	Process	Total
United States	$245.8	$196.0	$441.8	$255.3	$192.9	$448.2
Americas excluding United States	54.7	41.1	95.8	51.6	42.9	94.5
Europe / Middle East / Africa	85.3	120.2	205.5	89.3	86.0	175.3
Asia-Pacific	69.3	101.6	170.9	68.0	95.3	163.3
Net sales	$455.1	$458.9	$914.0	$464.2	$417.1	$881.3

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Mobile	Process	Total	Mobile	Process	Total
United States	$778.1	$632.6	$1,410.7	$774.4	$561.5	$1,335.9
Americas excluding United States	160.4	125.5	285.9	160.3	132.0	292.3
Europe / Middle East / Africa	288.2	374.3	662.5	292.5	266.4	558.9
Asia-Pacific	222.1	312.5	534.6	214.6	269.0	483.6
Net sales	$1,448.8	$1,444.9	$2,893.7	$1,441.8	$1,228.9	$2,670.7

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the nine months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended	Nine Months Ended
Revenue by sales channel	September 30, 2019	September 30, 2018
Original equipment manufacturers	56%	58%
Distribution/end users	44%	42%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the nine months ended September 30, 2019 and September 30, 2018, approximately 11% and 9%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. The payment terms with the U.S. government or its contractors, which represented approximately 8% and 7% of total net sales during the nine months ended September 30, 2019 and September 30, 2018, respectively, differ from those of non-government customers. Finally, approximately 5% and 6% of total net sales represented service revenue during the nine months ended September 30, 2019 and September 30, 2018, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $231 million at September 30, 2019.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2019:

September 30, 2019
Beginning balance, January 1	$116.6
Additional unbilled revenue recognized	320.0
Less: amounts billed to customers	(285.0)
Ending balance	$151.6

There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2019.

Note 13 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes ("EBIT").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Mobile Industries	$455.1	$464.2	$1,448.8	$1,441.8
Process Industries	458.9	417.1	1,444.9	1,228.9
Net sales	$914.0	$881.3	$2,893.7	$2,670.7
Segment EBIT:
Mobile Industries	$52.0	$50.6	$172.5	$156.2
Process Industries	95.6	81.8	304.8	254.0
Total EBIT, for reportable segments	$147.6	$132.4	$477.3	$410.2
Corporate expenses	(11.4)	(17.9)	(41.1)	(47.2)
Corporate pension and other postretirement benefit related charges	(16.9)	(5.3)	(16.9)	(3.1)
Interest expense	(18.2)	(12.5)	(55.5)	(33.2)
Interest income	1.1	0.6	3.5	1.5
Income before income taxes	$102.2	$97.3	$367.3	$328.2

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2019 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2019.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2.6	$3.3	$0.4	$0.4	$3.0	$3.7
Interest cost	5.7	6.0	1.8	1.8	7.5	7.8
Expected return on plan assets	(6.4)	(7.6)	(2.4)	(2.9)	(8.8)	(10.5)
Amortization of prior service cost	0.4	0.4	—	0.1	0.4	0.5
Recognition of actuarial losses	7.0	4.8	—	—	7.0	4.8
Net periodic benefit cost	$9.3	$6.9	$(0.2)	$(0.6)	$9.1	$6.3

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$7.8	$9.7	$1.2	$1.2	$9.0	$10.9
Interest cost	17.7	17.7	5.5	5.5	23.2	23.2
Expected return on plan assets	(19.2)	(22.2)	(7.6)	(8.8)	(26.8)	(31.0)
Amortization of prior service cost	1.2	1.2	0.1	0.1	1.3	1.3
Recognition of actuarial losses	7.0	2.4	—	—	7.0	2.4
Net periodic benefit cost	$14.5	$8.8	$(0.8)	$(2.0)	$13.7	$6.8

The Company currently expects to make contributions and payments related to its global defined benefit pension plans totaling approximately $34.0 million in 2019. Approximately $24.0 million of this amount related to the 2019 payout of deferred compensation in July 2019 to a former executive officer of the Company. The payment triggered a pension remeasurement for one of the Company’s U.S. defined benefit pension plans during the third quarter of 2019. As a result of this remeasurement, the Company recognized an actuarial loss of $7.0 million during the three months ended September 30, 2019.

During the three and nine months ended September 30, 2018, the Company recognized actuarial losses of $4.8 million and $2.4 million, respectively. The remeasurement was required during the period as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit plans.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2019 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.2	1.9	5.0	5.6
Expected return on plan assets	(0.8)	(0.9)	(2.4)	(2.8)
Amortization of prior service credit	(2.0)	(0.4)	(3.1)	(1.2)
Recognition of net actuarial losses	9.9	—	9.9	—
Net periodic benefit cost	$8.3	$0.6	$9.5	$1.7

During July 2019, the Company announced changes to the medical plan offerings for certain of its postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees. This plan amendment (1) resulted in a $103.5 million reduction in the postretirement benefit obligation and a corresponding pretax adjustment to accumulated other comprehensive loss; and (2) triggered a remeasurement of the postretirement benefit obligation, and as a result the Company recognized an actuarial loss of $9.9 million during the three months ended September 30, 2019. Starting with the three months ended September 30, 2019, the pretax adjustment of $103.5 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost (as a benefit) over the next twelve years.

Note 16 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision for income taxes	$35.5	$25.0	$110.4	$83.5
Effective tax rate	34.7%	25.7%	30.1%	25.4%

The income tax expense for the three and nine months ended September 30, 2019 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates and U.S. state and local income taxes. It was further impacted by additional discrete accruals recorded primarily for uncertain tax positions related to the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform").

The effective tax rate of 34.7% for the three months ended September 30, 2019 is higher than the three months ended September 30, 2018 primarily due to a projected increase in the mix of earnings in international jurisdictions with relatively higher tax rates. The effective tax rate also increased due to higher discrete tax benefits recorded in the prior year period.

The effective tax rate of 30.1% for the first nine months of 2019 is higher than the first nine months of 2018 primarily due to higher discrete tax expense in the current year for uncertain tax positions related to U.S. Tax Reform, as well as due to higher discrete tax benefits recorded in the prior year period.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134.6	$133.2	$1.4	$—
Cash and cash equivalents measured at net asset value	46.8
Restricted cash	0.5	0.5	—	—
Short-term investments	20.8	—	20.8	—
Short-term investments measured at net asset value	0.1
Foreign currency hedges	11.7	—	11.7	—
Total Assets	$214.5	$133.7	$33.9	$—
Liabilities:
Foreign currency hedges	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$105.9	$104.4	$1.5	$—
Cash and cash equivalents measured at net asset value	26.6
Restricted cash	0.6	0.6	—	—
Short-term investments	21.8	—	21.8	—
Foreign currency hedges	4.6	—	4.6	—
Total Assets	$159.5	$105.0	$27.9	$—
Liabilities:
Foreign currency hedges	$0.7	$—	$0.7	$—
Total Liabilities	$0.7	$—	$0.7	$—

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

No other material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 and 2018, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,157.2 million and $1,077.5 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of this debt was $1,062.6 million and $1,070.7 million at September 30, 2019 and December 31, 2018, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2019 and December 31, 2018, the Company had $230.9 million and $218.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The following table presents the impact of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2019 and 2018, respectively, and their location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2019	2018	2019	2018
Foreign currency forward contracts	Other income (expense), net	$6.3	$(0.8)	$9.0	$6.4

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

The following highlights the Company's recent significant strategic accomplishment:

•
On September 16, 2019, the Company announced it had reached an agreement to acquire BEKA, a leading global supplier of automatic lubrication systems, for approximately $165 million. With expected 2019 annual sales of approximately $135 million, BEKA serves a diverse range of industrial sectors, including wind, food and beverage, rail, on- and off-highway and other process industries. Headquartered in Pegnitz, Germany, BEKA has manufacturing and research and development based in Germany, and assembly facilities and sales offices around the world. This transaction is subject to customary closing conditions and is expected to close during the fourth quarter of this year.

Overview:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net sales	$914.0	$881.3	$32.7	3.7%
Net income	66.7	72.3	(5.6)	(7.7)%
Net income attributable to noncontrolling interest	2.5	0.7	1.8	257.1%
Net income attributable to The Timken Company	$64.2	$71.6	$(7.4)	(10.3)%
Diluted earnings per share	$0.84	$0.91	$(0.07)	(7.7)%
Average number of shares – diluted	76,592,694	78,428,105	—	(2.3)%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net sales	$2,893.7	$2,670.7	$223.0	8.3%
Net income	256.9	244.7	12.2	5.0%
Net income attributable to noncontrolling interest	8.3	1.9	6.4	336.8%
Net income attributable to The Timken Company	$248.6	$242.8	$5.8	2.4%
Diluted earnings per share	$3.23	$3.09	$0.14	4.5%
Average number of shares – diluted	76,902,426	78,645,503	—	(2.2)%
The increase in net sales for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily driven by the benefit of acquisitions partially offset by lower organic revenue mainly in the Mobile Industries segment and the unfavorable impact of foreign currency exchange rate changes. The decrease in net income for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily due to higher net actuarial losses for defined benefit pension and postretirement plans, lower volume, and a higher tax rate, partially offset by the impact of favorable price/mix, the net benefit of acquisitions, and lower material costs (including tariffs).

The increase in net sales for the first nine months of 2019 compared with the first nine months of 2018 was primarily driven by the benefit of acquisitions and the impact of higher pricing and higher organic revenue in the Process Industries segment, partially offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the first nine months of 2019 compared with the first nine months of 2018 was primarily due to the net benefit of acquisitions, the impact of favorable price/mix, and improved manufacturing utilization, partially offset by higher interest expense, a higher tax rate, and higher net actuarial gains and losses.

Outlook:
The Company expects 2019 full-year sales to increase approximately 5% to 6% compared with 2018 primarily due to the benefit of acquisitions, partially offset by the unfavorable impact of foreign currency exchange rate changes. The Company's earnings are expected to be higher in 2019 compared with 2018, primarily due to favorable price/mix, the benefit of acquisitions, lower material costs, partially offset by the unfavorable impact of foreign currency exchange rate changes, as well as higher income tax and interest expenses. The 2019 outlook does not account for pension and other post retirement mark-to-market charges after September 30, 2019, because such amounts will not be known until triggered or until the annual remeasurement in the fourth quarter.

The Company expects to generate operating cash of approximately $525 million in 2019, an increase from 2018 of approximately $193 million or 58%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures of approximately $150 million in 2019, compared with $113 million in 2018.

The Statement of Income

Sales:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net Sales	$914.0	$881.3	$32.7	3.7%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net Sales	$2,893.7	$2,670.7	$223.0	8.3%
Net sales increased for the three months ended September 30, 2019 compared with the three months ended September 30, 2018, primarily due to the benefit of acquisitions of $70 million, partially offset by lower organic revenue of $26 million and the unfavorable impact of foreign currency exchange rate changes of $12 million. The decrease in organic revenue was primarily driven by reduced demand mainly in the Mobile Industries segment, partially offset by improved pricing.

Net sales increased for the first nine months of 2019 compared with the first nine months of 2018, primarily due to the benefit of acquisitions of $239 million and higher organic revenue of $46 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $65 million. The increase in organic revenue was driven primarily by improved demand in the Process Industries segment, as well as the impact of improved pricing.

Gross Profit:

	Three Months Ended September 30,
	2019	2018	$ Change	Change
Gross profit	$277.5	$253.3	$24.2	9.6%
Gross profit % to net sales	30.4%	28.7%		170	bps

	Nine Months Ended September 30,
	2019	2018	$ Change	Change
Gross profit	$885.8	$785.6	$100.2	12.8%
Gross profit % to net sales	30.6%	29.4%		120	bps
Gross profit increased in the three months ended September 30, 2019 compared with the three months ended September 30, 2018, primarily due to the benefit of acquisitions of $23 million and favorable price/mix of $15 million, partially offset by the impact of lower volume of $16 million.

Gross profit increased in the first nine months of 2019 compared with the first nine months of 2018, primarily due to the benefit of acquisitions of $77 million, favorable price/mix of $40 million, and lower logistics costs of $9 million. These factors were partially offset by the unfavorable impact of foreign currency exchange rate changes of $11 million, higher material costs (including tariffs) of $10 million and property loss of $7 million.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2019	2018	$ Change	Change
Selling, general and administrative expenses	$148.0	$142.0	$6.0	4.2%
Selling, general and administrative expenses % to net sales	16.2%	16.1%		10	bps

	Nine Months Ended September 30,
	2019	2018	$ Change	Change
Selling, general and administrative expenses	$459.4	$432.4	$27.0	6.2%
Selling, general and administrative expenses % to net sales	15.9%	16.2%	—	(30	) bps
The increase in selling, general and administrative ("SG&A") expenses when comparing the three and nine months of 2019 with the three and nine months of 2018 was primarily due to the $6.7 million and $38.1 million impact of acquisitions, partially offset by lower compensation expense of $5.3 and $10.2 million, respectively.

Interest Income and Expense:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Interest expense	$(18.2)	$(12.5)	$(5.7)	45.6%
Interest income	$1.1	$0.6	$0.5	83.3%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Interest (expense)	$(55.5)	$(33.2)	$(22.3)	67.2%
Interest income	$3.5	$1.5	$2.0	133.3%
The increase in interest expense for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018 was primarily due to an increase in outstanding debt to fund acquisitions.

Other Income (Expense):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Non-service pension and other postretirement expense	$(14.4)	$(3.2)	$(11.2)	350.0%
Other income, net	5.8	3.7	2.1	56.8%
Total other (expense) income, net	$(8.6)	$0.5	$(9.1)	NM

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(14.1)	$2.5	$(16.6)	(664.0)%
Other income, net	10.5	7.3	3.2	43.8%
Total other (expense) income, net	$(3.6)	$9.8	$(13.4)	(136.7)%
Non-service pension and other postretirement expense increased in the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018, primarily due to higher actuarial losses of $12 million and $14 million, respectively. The actuarial losses were due to a pension and other postretirement benefit remeasurement. See Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans for further discussion.

Income Tax Expense:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Provision for income taxes	$35.5	$25.0	$10.5	42.0%
Effective tax rate	34.7%	25.7%		900 bps

	Nine Months Ended September 30,
	2019	2018	$ Change	Change
Provision for income taxes	$110.4	$83.5	$26.9	32.2%
Effective tax rate	30.1%	25.4%		470 bps
Income tax expense increased $10.5 million for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 primarily due to a projected increase in the mix of earnings in international jurisdictions with relatively higher tax rates. Income tax expense also increased due to higher discrete tax benefits in the prior year period.

Income tax expense increased $26.9 million for the first nine months of 2019 compared with the first nine months of 2018 primarily due to higher projected pretax earnings in international jurisdictions with relatively higher tax rates. Income tax expense also increased due to higher discrete tax expense in the current year period primarily related to additional accruals for uncertain tax positions related to U.S. Tax Reform, as well as higher discrete tax benefits recorded in the prior year.

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

•	The Company divested Groeneveld Information Technology Holding B.V. (the "ICT Business") on September 19, 2018. Results for the ICT Business were reported in the Mobile Industries segment.

Mobile Industries Segment:

	Three Months Ended September 30,
	2019	2018	$ Change	Change
Net sales	$455.1	$464.2	$(9.1)	(2.0%)
EBIT	$52.0	$50.6	$1.4	2.8%
EBIT margin	11.4%	10.9%		50	bps

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net sales	$455.1	$464.2	$(9.1)	(2.0%)
Less: Acquisitions	20.2	—	20.2	NM
Divestitures	(2.0)	—	(2.0)	NM
Currency	(5.2)	—	(5.2)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$442.1	$464.2	$(22.1)	(4.8%)

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net sales	$1,448.8	$1,441.8	$7.0	0.5%
EBIT	$172.5	$156.2	$16.3	10.4%
EBIT margin	11.9%	10.8%	—	110	bps

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net sales	$1,448.8	$1,441.8	$7.0	0.5%
Less: Acquisitions	67.0	—	67.0	NM
Divestitures	(8.5)	—	(8.5)	NM
Currency	(32.7)	—	(32.7)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,423.0	$1,441.8	$(18.8)	(1.3%)
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $22.1 million or 4.8% in the three months ended September 30, 2019 compared with the three months ended September 30, 2018, reflecting lower shipments in the off highway and heavy truck sectors, partially offset by organic growth in the rail and automotive sectors, as well as higher pricing. EBIT increased by $1.4 million or 2.8% in the three months ended September 30, 2019 compared with the three months ended September 30, 2018, primarily due to favorable price/mix, lower material and logistics costs, the benefit of acquisitions, net of divestitures, partially offset by the impact of lower volume and related manufacturing utilization.
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $18.8 million or 1.3% in the first nine months of 2019 compared with the first nine months of 2018, reflecting lower shipments in the off highway and heavy truck sectors, partially offset by organic growth in the aerospace, automotive and rail sectors, as well as higher pricing. EBIT increased by $16.3 million or 10.4% in the first nine months of 2019 compared with the first nine months of 2018, primarily due to the net benefit of acquisitions, lower logistics costs, lower SG&A and favorable price/mix. These factors were partially offset by the impact of lower volume, as well as property losses and related expenses from flood damage at a Company facility in Tennessee and fire damage at its facility in China.
Full-year sales for the Mobile Industries segment are expected to be approximately flat to down 1% in 2019 compared with 2018. This reflects slightly lower organic revenue in off-highway and heavy truck and the unfavorable impact of foreign currency exchange rate changes, partially offset by the growth in the aerospace and rail sectors, as well as benefit of acquisitions net of divestitures. EBIT for the Mobile Industries segment is expected to increase in 2019 compared with 2018 primarily due to the impact of favorable price/mix, lower logistics and SG&A costs, and the impact of acquisitions, partially offset by the impact of lower volume and unfavorable foreign currency exchange rate changes.

Process Industries Segment:

	Three Months Ended September 30,
	2019	2018	$ Change	Change
Net sales	$458.9	$417.1	$41.8	10.0%
EBIT	$95.6	$81.8	$13.8	16.9%
EBIT margin	20.8%	19.6%		120 bps

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net sales	$458.9	$417.1	$41.8	10.0%
Less: Acquisitions	52.1	—	52.1	NM
Currency	(6.5)	—	(6.5)	NM
Net sales, excluding the impact of acquisitions and currency	$413.3	$417.1	$(3.8)	(0.9)%

	Nine Months Ended September 30,
	2019	2018	$ Change	Change
Net sales	$1,444.9	$1,228.9	$216.0	17.6%
EBIT	$304.8	$254.0	$50.8	20.0%
EBIT margin	21.1%	20.7%		40	bps

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net sales	$1,444.9	$1,228.9	$216.0	17.6%
Less: Acquisitions	181.0	—	181.0	NM
Currency	(32.0)	—	(32.0)	NM
Net sales, excluding the impact of acquisitions and currency	$1,295.9	$1,228.9	$67.0	5.5%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $3.8 million or 0.9% in the three months ended September 30, 2019 compared with the three months ended September 30, 2018. The decrease was primarily driven by lower demand across most sectors, including industrial services and general industrial, partially offset by increased demand in the wind and marine sectors, as well as positive pricing. EBIT increased $13.8 million or 16.9% in the three months ended September 30, 2019 compared with the three months ended September 30, 2018 primarily due to favorable price/mix, the net benefit of acquisitions, and lower tariff costs. These factors were partially offset by the impact of lower volume.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $67.0 million or 5.5% in the first nine months of 2019 compared with the first nine months of 2018. The increase was primarily driven by increased demand across most sectors, led by wind energy, heavy industries, marine, and industrial distribution, as well as positive pricing. EBIT increased $50.8 million or 20.0% in the first nine months of 2019 compared with the first nine months of 2018 primarily due to the net benefit of acquisitions, favorable price/mix, and higher volume. These factors were partially offset by higher material costs (including tariffs), higher SG&A costs, and the negative impact of foreign currency exchange rate changes.
Full-year sales for the Process Industries segment are expected to be up approximately 12% to 13% in 2019 compared with 2018. This reflects the expected benefit of acquisitions, as well as organic growth in the renewable energy and marine market sectors, partially offset by a decline in industrial services and the unfavorable impact of foreign currency exchange rate changes. EBIT for the Process Industries segment is expected to increase in 2019 compared with 2018 primarily due to favorable price/mix, the benefit of acquisitions, the impact of higher volume, and related improved manufacturing utilization, partially offset by higher SG&A expense, the negative impact of foreign currency exchange rate changes, and higher material costs (including tariffs).

Corporate:

	Three Months Ended September 30,
	2019	2018	$ Change	Change
Corporate expenses	$11.4	$17.9	$(6.5)	(36.3%)
Corporate expenses % to net sales	1.2%	2.0%		(80) bps

	Nine Months Ended September 30,
	2019	2018	$ Change	Change
Corporate expenses	$41.1	$47.2	$(6.1)	(12.9%)
Corporate expenses % to net sales	1.4%	1.8%		(40) bps
Corporate expenses decreased in the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018, primarily due to higher transaction costs related to acquisitions in 2018.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

Current Assets:

	September 30, 2019	December 31, 2018	$ Change	% Change
Cash and cash equivalents	$181.4	$132.5	$48.9	36.9%
Restricted cash	0.5	0.6	(0.1)	(16.7)%
Accounts receivable, net	548.3	546.6	1.7	0.3%
Unbilled receivables	151.6	116.6	35.0	30.0%
Inventories, net	805.3	835.7	(30.4)	(3.6)%
Deferred charges and prepaid expenses	30.1	28.2	1.9	6.7%
Other current assets	90.2	77.0	13.2	17.1%
Total current assets	$1,807.4	$1,737.2	$70.2	4.0%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Unbilled receivables increased primarily due to higher marine production and related revenue recognized over time in September 2019 compared to December 2018. Inventories primarily decreased due to the Company's efforts to reduce inventory to meet current demand and the impact of foreign currency exchange rate changes, partially offset by inventory related to recent acquisitions. The increase in other current assets was primarily due to the increase in the fair value of derivative instruments outstanding.

Property, Plant and Equipment, Net:

	September 30, 2019	December 31, 2018	$ Change	% Change
Property, plant and equipment, net	$906.8	$912.1	$(5.3)	(0.6)%
The decrease in net property, plant and equipment ("PP&E") for the first nine months of 2019 was primarily due to depreciation in 2019 of $77 million and the net impact of foreign currency exchange rate changes of $19 million, partially offset by capital expenditures of $81 million and the addition of PP&E related to recent acquisitions of $11 million.

Operating Lease Assets

	September 30, 2019	December 31, 2018	$ Change	% Change
Operating lease assets	$115.0	$—	$115.0	NM
The increase in operating lease assets in the first nine months of 2019 was primarily due to the adoption of the new lease accounting standard. The increase also includes the reclassification of $15.3 million of lease assets from non-current assets to operating lease assets related to purchase accounting adjustments from the ABC Bearings acquisition. These assets do not have corresponding lease liabilities. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

Other Assets:

	September 30, 2019	December 31, 2018	$ Change	% Change
Goodwill	$954.7	$960.5	$(5.8)	(0.6)%
Other intangible assets	702.8	733.2	(30.4)	(4.1)%
Non-current pension assets	11.8	6.2	5.6	90.3%
Non-current other postretirement benefit assets	23.5	—	23.5	NM
Deferred income taxes	27.3	59.0	(31.7)	(53.7)%
Other non-current assets	16.0	37.0	(21.0)	(56.8)%
Total other assets	$1,736.1	$1,795.9	$(59.8)	(3.3)%
The decrease in other intangible assets was primarily due to current-year amortization of $43 million and the unfavorable impact of foreign currency exchange rate changes of $21 million, partially offset by current-year acquisitions of $31 million. During the third quarter, the Company made changes to the medical plan offerings for certain Company postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees. The plan amendment triggered a remeasurement, which resulted in a reduction in the postretirement benefit obligation and a corresponding pretax adjustment to accumulated other comprehensive loss. In addition, as a result of the remeasurement, certain postretirement benefit plans became overfunded by $23.5 million. The remeasurement also resulted in a reduction in deferred income taxes of $25 million for the first nine months of 2019. See Note 15 - Other Postretirement Benefit Plans for further discussion. The decrease in other non-current assets was primarily due to the reclassification of $15.3 million of lease assets from non-current assets to operating lease assets related to the ABC Bearings acquisition.

Current Liabilities:

	September 30, 2019	December 31, 2018	$ Change	% Change
Short-term debt	$34.8	$33.6	$1.2	3.6%
Current portion of long-term debt	61.8	9.4	52.4	557.4%
Short-term operating lease liabilities	28.0	—	28.0	NM
Accounts payable	265.2	273.2	(8.0)	(2.9)%
Salaries, wages and benefits	116.9	174.9	(58.0)	(33.2)%
Income taxes payable	23.2	23.5	(0.3)	(1.3)%
Other current liabilities	174.7	171.0	3.7	2.2%
Total current liabilities	$704.6	$685.6	$19.0	2.8%
The increase in the current portion of long-term debt was primarily due to the 2020 Term Loan being reclassified to current portion of long-term debt as it matures on September 18, 2020.
The increase in short-term operating lease liabilities was primarily due to the adoption of the new lease accounting standard. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.
The decrease in accrued salaries, wages and benefits was primarily due to timing as the payments for 2018 performance-based compensation exceeded accruals for 2019 performance-based compensation expense during the first nine months of the year. In addition, the current pension liability decreased due to the payout of deferred compensation to a former executive of the Company.

Non-Current Liabilities:

	September 30, 2019	December 31, 2018	$ Change	% Change
Long-term debt	$1,553.5	$1,638.6	$(85.1)	(5.2)%
Accrued pension benefits	167.8	161.3	6.5	4.0%
Accrued postretirement benefits	36.9	108.7	(71.8)	(66.1)%
Long-term operating lease liabilities	72.3	—	72.3	NM
Deferred income taxes	131.7	138.0	(6.3)	(4.6)%
Other non-current liabilities	81.0	70.3	10.7	15.2%
Total non-current liabilities	$2,043.2	$2,116.9	$(73.7)	(3.5)%
The decrease in long-term debt was primarily due to the 2020 Term Loan being reclassified to current portion of long- term debt as it matures on September 18, 2020. In addition, $13 million of the outstanding borrowings under the Accounts Receivable Facility was classified as short-term and reflects the Company's expectations relative to the minimum borrowing base at September 30, 2019.
The decrease in accrued postretirement benefits was primarily due to changes to the medical plan offerings for certain of the Company's postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees.  The plan amendment triggered a remeasurement, which resulted in a $103.5 million reduction in the postretirement benefit obligation and a corresponding pretax adjustment to accumulated other comprehensive loss. This reduction was partially offset by a reclassification of $22.6 million to a non-current postretirement benefit asset as one of the Company’s plans became over-funded, as well as the recognition of actuarial losses of $9.9 million due to the remeasurement of plan assets and obligations.
The increase in long-term operating lease liabilities was primarily due to the adoption of the new lease accounting standard. Refer to Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion.

Shareholders’ Equity:

	September 30, 2019	December 31, 2018	$ Change	% Change
Common shares	$998.6	$1,005.0	$(6.4)	(0.6)%
Earnings invested in the business	1,815.0	1,630.2	184.8	11.3%
Accumulated other comprehensive loss	(80.1)	(95.3)	15.2	(15.9)%
Treasury shares	(988.7)	(960.3)	(28.4)	3.0%
Noncontrolling interest	72.7	63.1	9.6	15.2%
Total shareholders’ equity	$1,817.5	$1,642.7	$174.8	10.6%
Earnings invested in the business in the first nine months of 2019 increased by net income attributable to the Company of $248.6 million, partially offset by dividends declared of $63.8 million.
The decrease in accumulated other comprehensive loss was primarily due to a reduction in the postretirement benefit obligation due to a plan amendment that had a corresponding after-tax impact of $78 million ($103.5 million pretax) to accumulated other comprehensive loss, partially offset by foreign currency adjustments of $61 million. See Other Disclosures - Foreign Currency for further discussion regarding the impact of foreign currency translation.
The increase in treasury shares was primarily due to the Company's purchase of 1.3 million of its common shares for $56.1 million, partially offset by $35 million of new shares issued for stock compensation plans for 2019.

Cash Flows

	Nine Months Ended September 30,
	2019	2018	$ Change
Net cash provided by operating activities	$354.8	$195.0	$159.8
Net cash used in investing activities	(162.2)	(810.3)	648.1
Net cash (used in) provided by financing activities	(137.4)	657.3	(794.7)
Effect of exchange rate changes on cash	(6.4)	(12.4)	6.0
Increase in cash, cash equivalents and restricted cash	$48.8	$29.6	$19.2

Operating Activities:
The increase in net cash provided by operating activities for the first nine months of 2019 compared with the first nine months of 2018 was primarily due to a decrease in cash used for working capital items of $157.6 million, higher net income of $12.2 million, and the favorable impact of income taxes on cash of $9.0 million. These favorable items were partially offset by an increase in pension and other postretirement benefit contributions and payments of $24.7 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first nine months of 2019 and 2018, respectively:

	Nine Months Ended September 30,
	2019	2018	$ Change
Cash (Used) Provided:
Accounts receivable	$(6.4)	$(65.7)	$59.3
Unbilled receivables	(35.0)	(37.6)	2.6
Inventories	37.8	(94.3)	132.1
Trade accounts payable	(7.4)	(9.9)	2.5
Other accrued expenses	(28.7)	10.2	(38.9)
Cash used in working capital items	$(39.7)	$(197.3)	$157.6

The following table displays the impact of income taxes on cash during the first nine months of 2019 and 2018, respectively:

	Nine Months Ended September 30,
	2019	2018	$ Change
Accrued income tax expense	$110.4	$83.5	$26.9
Income tax payments	(97.5)	(82.0)	(15.5)
Other miscellaneous items	(2.2)	0.2	(2.4)
Change in income taxes	$10.7	$1.7	$9.0
Investing Activities:
Net cash used in investing activities of $162.2 million for the first nine months of 2019 decreased $648.1 million from the same period in 2018 primarily due to a $682.7 million reduction in cash used for acquisitions in 2019, partially offset by a $20.1 million increase in cash used for capital expenditures and a $14 million decrease in cash proceeds from the divestiture of the ICT Business completed in 2018.
Financing Activities:
The cash used by financing activities for the first nine months of 2019 compared with the cash provided in the first nine months of 2018 was primarily due to a decrease in net borrowings of $795.3 million. Net borrowings decreased $15.9 million for the first nine months of 2019. Net borrowings increased $779.4 million for the same period in 2018 to fund the Cone Drive and Rollon acquisitions.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2019	December 31, 2018
Short-term debt	$34.8	$33.6
Current portion of long-term debt	61.8	9.4
Long-term debt	1,553.5	1,638.6
Total debt	$1,650.1	$1,681.6
Less: Cash and cash equivalents	181.4	132.5
Restricted cash	0.5	0.6
Net debt	$1,468.2	$1,548.5

Ratio of Net Debt to Capital:

	September 30, 2019	December 31, 2018
Net debt	$1,468.2	$1,548.5
Total equity	1,817.5	1,642.7
Net debt plus total equity (capital)	$3,285.7	$3,191.2
Ratio of net debt to capital	44.7%	48.5%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at September 30, 2019. As of September 30, 2019, the Company had $100.0 million in outstanding borrowings, which reduced the availability under the facility to zero. The interest rate on the Accounts Receivable Facility is variable and was 3.09% as of September 30, 2019, which reflects the prevailing commercial paper rate plus facility fees.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At September 30, 2019, the Senior Credit Facility had outstanding borrowings of $69.3 million, which reduced the availability to $580.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (increasing for a limited time period following qualifying acquisitions). As of September 30, 2019, the Company's consolidated leverage ratio was 2.3 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of September 30, 2019, the Company's consolidated interest coverage ratio was 10.4 to 1.0.

The interest rate under the Senior Credit Facility is variable and with a spread based on the Company's debt rating. This average rate on outstanding U.S. Dollar borrowings was 3.26% and the average rate on outstanding Euro borrowings was 1.00% as of September 30, 2019. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $261.9 million. Most of these credit lines are uncommitted. At September 30, 2019, the Company had borrowings outstanding of $22.0 million and bank guarantees of $0.3 million, which reduced the aggregate availability under these facilities to approximately $239.6 million.

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

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into the 2020 Term Loan and borrowed €100 million. During the second quarter of 2019, the Company repaid €23.5 million under the 2020 Term Loan bringing the total paid to-date to €52 million, which reduced the principal balance to €49 million as of September 30, 2019. Refer to Note 7 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

At September 30, 2019, $172.2 million of the Company's $181.4 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize interest expense. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through the term of the Senior Credit Facility.

At September 30, 2019, the Company was in full compliance with all applicable covenants on its outstanding debt, and the Company expects to remain in full compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities from time to time in order to remain in compliance. As of September 30, 2019, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants.

The Company expects cash from operations of approximately $525 million in 2019, an increase from 2018 of approximately $193 million or 58%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures of approximately $150 million in 2019, compared with $113 million in 2018.

Financing Obligations and Other Commitments:
During the first nine months of 2019, the Company made cash contributions and payments of $33.3 million to its global defined benefit pension plans and $3.8 million to its other postretirement benefit plans. Approximately $24 million of the total contributions and payments for the Company's global defined benefit pension plans related to the 2019 payout of deferred compensation to a former executive officer of the Company, which triggered a pension remeasurement during the third quarter of 2019. The Company expects to make additional payments of approximately $5 million to its other postretirement benefit plans in the fourth quarter of 2019. During July 2019, the Company announced changes to the medical plan offerings for certain of its postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees. These plan amendments triggered a remeasurement during the third quarter of 2019. Excluding mark-to-market charges, the Company expects slightly lower pension and other postretirement benefits expense. Future pension and other postretirement mark-to-market charges are not accounted for in the 2019 outlook because such amounts will not be known until the fourth quarter of 2019.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2018, during the nine months ended September 30, 2019.

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

For the nine months ended September 30, 2019, the Company recorded negative foreign currency translation adjustments of $61.9 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $35.3 million that decreased shareholders' equity for the first nine months ended September 30, 2018. The foreign currency translation adjustments for the first nine months ended September 30, 2019 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro, Chinese Renminbi (Yuan), and Romanian Leu.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended September 30, 2019 totaled $2.2 million of net gains, compared with $3.0 million of net gains during the three months ended September 30, 2018. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the first nine months of 2019 totaled $5.3 million of net gains, compared with $1.7 million of net gains during the first nine months of 2018.

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

In the second quarter of the fiscal year 2019, the Company acquired Diamond Chain. The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include this acquisition. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of the acquisition.

During the third quarter of 2018, the Company acquired ABC Bearings, Cone Drive and Rollon. The results of these acquisitions are included in the Company’s consolidated financial statements for the first nine months of 2019. The combined total and net assets of ABC Bearings, Cone Drive, and Rollon represent 23% and 45% of the Company’s total and net assets, respectively as of September 30, 2019. The combined net sales and net income of ABC Bearings, Cone Drive, and Rollon represented 8% of the Company’s consolidated net sales and 10% of the Company’s consolidated net income for the first nine months of 2019. The Company is currently integrating these acquisitions into its internal control framework and processes, and as prescribed by U.S Securities and Exchange Commission rules and regulations, the Company will include ABC Bearings, Cone Drive, and Rollon in the internal control over financial reporting assessment as of December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2019.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/19 - 7/31/19	250,328	$48.54	250,000	6,010,710
8/1/19 - 8/31/19	456,649	40.90	452,500	5,558,210
9/1/19 - 9/30/19	47,500	39.85	47,500	5,510,710
Total	754,477	$43.37	750,000

(1)
Of the shares purchased in July and August, 328 and 4,149, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2019, filed on October 31, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 31, 2019	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2019	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)