Form 10-Q
period 2020-03-31
TIMKEN CO
filed 2020-05-01
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2020
Common Shares, without par value	75,066,149 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions, except per share data)
Net sales	$923.4	$979.7
Cost of products sold	644.5	677.1
Gross Profit	278.9	302.6
Selling, general and administrative expenses	153.6	152.7
Impairment and restructuring charges	3.6	—
Operating Income	121.7	149.9
Interest expense	(17.1)	(18.0)
Interest income	1.5	1.3
Non-service pension and other postretirement income	3.4	0.1
Other income, net	4.1	3.3
Income Before Income Taxes	113.6	136.6
Provision for income taxes	29.6	41.3
Net Income	84.0	95.3
Less: Net income attributable to noncontrolling interest	3.3	3.4
Net Income Attributable to The Timken Company	$80.7	$91.9

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.07	$1.21

Diluted earnings per share	$1.06	$1.19
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Net Income	$84.0	$95.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(78.8)	(4.2)
Pension and postretirement liability adjustments	(1.3)	(0.1)
Change in fair value of marketable securities	(0.4)	—
Change in fair value of derivative financial instruments	4.2	(0.6)
Other comprehensive loss, net of tax	(76.3)	(4.9)
Comprehensive Income, net of tax	7.7	90.4
Less: comprehensive (loss) income attributable to noncontrolling interest	(4.2)	4.3
Comprehensive Income Attributable to The Timken Company	$11.9	$86.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2020	December 31, 2019
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$387.5	$209.5
Restricted cash	6.5	6.7
Accounts receivable, less allowances (2020 – $18.2 million; 2019 – $18.1 million)	577.7	545.1
Unbilled receivables	137.4	129.2
Inventories, net	819.7	842.0
Deferred charges and prepaid expenses	35.7	36.7
Other current assets	127.7	105.4
Total Current Assets	2,092.2	1,874.6
Property, Plant and Equipment, net	961.6	989.2
Other Assets
Goodwill	987.9	993.7
Other intangible assets	735.3	758.5
Operating lease assets	112.8	114.1
Non-current pension assets	7.1	3.4
Non-current other postretirement benefit assets	—	36.6
Deferred income taxes	67.4	71.8
Other non-current assets	15.7	18.0
Total Other Assets	1,926.2	1,996.1
Total Assets	$4,980.0	$4,859.9
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$109.0	$17.3
Current portion of long-term debt	64.1	64.7
Short-term operating lease liabilities	28.6	28.3
Accounts payable, trade	296.0	301.7
Salaries, wages and benefits	88.3	134.5
Income taxes payable	15.8	17.8
Other current liabilities	168.0	172.3
Total Current Liabilities	769.8	736.6
Non-Current Liabilities
Long-term debt	1,785.8	1,648.1
Accrued pension benefits	164.5	165.1
Accrued postretirement benefits	44.8	31.8
Long-term operating lease liabilities	70.8	71.3
Deferred income taxes	158.7	168.2
Other non-current liabilities	85.3	84.0
Total Non-Current Liabilities	2,309.9	2,168.5
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2020 – 98,375,135 shares; 2019 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	920.1	937.6
Earnings invested in the business	1,964.8	1,907.4
Accumulated other comprehensive loss	(118.9)	(50.1)
Treasury shares at cost (2020 – 23,308,986 shares; 2019 – 22,836,180 shares)	(1,001.7)	(979.8)
Total Shareholders’ Equity	1,817.4	1,868.2
Noncontrolling Interest	82.9	86.6
Total Equity	1,900.3	1,954.8
Total Liabilities and Equity	$4,980.0	$4,859.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$84.0	$95.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.3	39.5
Loss (gain) on sale of assets	1.2	(1.8)
Deferred income tax (benefit) provision	(5.1)	0.4
Stock-based compensation expense	5.6	7.8
Pension and other postretirement (income) expense	(0.3)	2.9
Pension and other postretirement benefit contributions and payments	(5.5)	(4.9)
Changes in operating assets and liabilities:
Accounts receivable	(47.6)	(65.0)
Unbilled receivables	(8.3)	(6.6)
Inventories	0.3	(4.1)
Accounts payable, trade	—	20.2
Other accrued expenses	(34.3)	(58.0)
Income taxes	12.5	24.7
Other, net	11.4	1.9
Net Cash Provided by Operating Activities	56.2	52.3
Investing Activities
Capital expenditures	(31.8)	(16.2)
Acquisitions, net of cash received	—	(2.9)
Proceeds from disposal of property, plant and equipment	—	2.1
Investments in short-term marketable securities, net	0.2	(2.6)
Net Cash Used in Investing Activities	(31.6)	(19.6)
Financing Activities
Cash dividends paid to shareholders	(22.9)	(21.3)
Purchase of treasury shares	(42.3)	(8.3)
Proceeds from exercise of stock options	7.5	1.0
Payments related to tax withholding for stock-based compensation	(10.2)	(6.4)
Accounts receivable facility borrowings	10.0	25.0
Accounts receivable facility payments	(10.0)	—
Proceeds from long-term debt	200.0	207.0
Payments on long-term debt	(37.9)	(116.8)
Short-term debt activity, net	72.3	(6.8)
Net Cash Provided by Financing Activities	166.5	73.4
Effect of exchange rate changes on cash	(13.3)	0.9
Increase in Cash, Cash Equivalents and Restricted Cash	177.8	107.0
Cash, cash equivalents and restricted cash at beginning of year	216.2	133.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$394.0	$240.1
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company" or "Timken") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 2 - Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application requires significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2020, and the impact of adoption was not material to the Company's results of operations and financial condition. Refer to Note 12 - Equity for the cumulative effect of initially applying ASU 2016-13.

Note 3 - Acquisitions
During 2019, the Company completed two acquisitions. On November 1, 2019, the Company completed the acquisition of BEKA Lubrication ("BEKA"), a leading global supplier of automatic lubrication systems. BEKA serves a diverse range of industrial sectors, including wind, food and beverage, rail, on- and off-highway and other process industries. Headquartered in Pegnitz, Germany, BEKA has manufacturing and research and development based in Germany, and assembly facilities and sales offices around the world. On April 1, 2019, the Company completed the acquisition of The Diamond Chain Company ("Diamond Chain"), a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain, located in Indianapolis, Indiana, operates primarily in the United States and China. These acquisitions will be collectively referred to hereafter as the "2019 Acquisitions."

The following table presents the purchase price allocation at fair value, net of cash acquired, for the 2019 Acquisitions as of March 31, 2020:

	Initial Purchase Price Allocation	Adjustments	Purchase Price Allocation
Assets:
Accounts receivable, net	$26.3	$(0.1)	$26.2
Inventories, net	62.9	0.2	63.1
Other current assets	4.9	1.0	5.9
Property, plant and equipment, net	57.4	—	57.4
Operating lease assets	4.7	—	4.7
Goodwill	44.2	6.7	50.9
Other intangible assets	84.4	—	84.4
Other non-current assets	0.7	—	0.7
Total assets acquired	$285.5	$7.8	$293.3
Liabilities:
Accounts payable, trade	$10.8	$(0.2)	$10.6
Salaries, wages and benefits	6.8	—	6.8
Income taxes payable	2.1	—	2.1
Other current liabilities	6.7	7.4	14.1
Short-term debt	0.8	—	0.8
Long-term debt	17.2	—	17.2
Accrued pension benefits	0.5	—	0.5
Accrued postretirement benefits	0.1	—	0.1
Long-term operating lease liabilities	4.1	—	4.1
Deferred income taxes	5.1	(0.2)	4.9
Other non-current liabilities	1.1	0.8	1.9
Total liabilities assumed	$55.3	$7.8	$63.1
Noncontrolling interest acquired	1.8	—	1.8
Net assets acquired	$228.4	$—	$228.4

In March 2020, the Company accrued $6.6 million for a working capital adjustment to the purchase price for BEKA in accordance with the purchase agreement, which will be paid during the second quarter of 2020. This adjustment, as well as other measurement period adjustments recorded in 2020, resulted in a $6.7 million increase to goodwill.

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

Note 3 - Acquisitions (continued)
The above purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. The purchase price allocation for BEKA is preliminary as a result of the continued evaluation of working capital accounts and contingent liabilities, as well as the finalization of the Company's review pertaining to a limited set of valuation calculations and inputs. The primary areas of the BEKA purchase price allocation that have not been finalized relate to the fair value of inventory, net property, plant, and equipment and other intangible assets, and the related impacts on deferred income taxes and goodwill. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Mobile	Process	Total	Mobile	Process	Total
United States	$238.2	$192.6	$430.8	$273.7	$209.7	$483.4
Americas excluding United States	48.8	35.0	83.8	48.5	43.6	92.1
Europe / Middle East / Africa	108.7	115.6	224.3	101.7	125.0	226.7
Asia-Pacific	71.0	113.5	184.5	76.1	101.4	177.5
Net sales	$466.7	$456.7	$923.4	$500.0	$479.7	$979.7
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2020	March 31, 2019
Original equipment manufacturers	59%	57%
Distribution/end users	41%	43%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the three months ended March 31, 2020 and March 31, 2019, approximately 12% and 10%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 5% of total net sales represented service revenue during the three months ended March 31, 2020 and March 31, 2019, respectively. Finally, the United States ("U.S.") government or its contractors represented approximately 8% and 7% of total net sales during the three months ended March 31, 2020 and March 31, 2019, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $175.4 million at March 31, 2020.

Note 4 - Revenue (continued)

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2020:

March 31, 2020
Beginning balance, January 1	$129.2
Additional unbilled revenue recognized	110.7
Less: amounts billed to customers	(102.5)
Ending balance	$137.4

There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2020.

Note 5 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended March 31,
	2020	2019
Net sales:
Mobile Industries	$466.7	$500.0
Process Industries	456.7	479.7
Net sales	$923.4	$979.7
Segment EBITDA:
Mobile Industries	$75.1	$79.3
Process Industries	107.5	127.6
Total EBITDA, for reportable segments	$182.6	$206.9
Corporate EBITDA	(11.1)	(14.1)
Depreciation and amortization	(42.3)	(39.5)
Interest expense	(17.1)	(18.0)
Interest income	1.5	1.3
Income before income taxes	$113.6	$136.6

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2020	2019
Provision for income taxes	$29.6	$41.3
Effective tax rate	26.1%	30.2%

Income tax expense for the three months ended March 31, 2020 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates and unfavorable U.S. permanent differences.

The effective tax rate of 26.1% for the three months ended March 31, 2020 was lower than the three months ended March 31, 2019 primarily due to higher discrete tax expense in the previous year for uncertain tax positions related to the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). The expense was partially offset by a projected increase in the mix of earnings in international jurisdictions with relatively higher tax rates.

Subsequent to March 31, 2020, the European Court of Justice issued a ruling applicable to an unrelated taxpayer that concerns the scope of countries subject to exemption on withholding tax on dividends. This ruling could cause the Company to increase its accrual for uncertain tax positions for withholding taxes on certain prior year intercompany dividends made in Europe. The Company is currently evaluating the details of this case to assess its applicability to Timken and whether it will have a material impact on the provision for income taxes in the second quarter of 2020.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to The Timken Company	$80.7	$91.9
Less: undistributed earnings allocated to nonvested stock	—	—
Net income available to common shareholders for basic and diluted earnings per share	$80.7	$91.9
Denominator:
Weighted average number of shares outstanding - basic	75,461,254	75,986,285
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	847,302	1,026,288
Weighted average number of shares outstanding assuming dilution of stock options and awards	76,308,556	77,012,573
Basic earnings per share	$1.07	$1.21
Diluted earnings per share	$1.06	$1.19

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during each period presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2020 and 2019 were 1,367,821 and 1,191,056, respectively.

Note 8 - Inventories
The components of inventories at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Manufacturing supplies	$34.2	$34.2
Raw materials	101.2	100.0
Work in process	316.9	308.9
Finished products	411.1	439.0
Subtotal	863.4	882.1
Allowance for obsolete and surplus inventory	(43.7)	(40.1)
Total Inventories, net	$819.7	$842.0

Inventories are valued at net realizable value, with approximately 59% valued on the first-in, first-out ("FIFO") method and the remaining 41% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at March 31, 2020 and December 31, 2019 was $164.9 million and $164.6 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The prior year balances have been revised to align to the current year classification of the LIFO reserve and the allowance for obsolete and surplus inventory.

Note 9 - Goodwill and Other Intangibles
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$361.3	$632.4	$993.7
Acquisitions	4.5	2.2	6.7
Foreign currency translation adjustments and other changes	(6.3)	(6.2)	(12.5)
Ending balance	$359.5	$628.4	$987.9

The $6.7 million addition of goodwill from acquisitions represents measurement period adjustments recorded in 2020 for the 2019 Acquisitions.

The following table displays intangible assets as of March 31, 2020 and December 31, 2019:

	Balance at March 31, 2020			Balance at December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$504.0	$(135.3)	$368.7	$510.9	$(128.8)	$382.1
Technology and know-how	261.9	(58.0)	203.9	265.1	(54.7)	210.4
Trade names	12.5	(6.2)	6.3	12.7	(6.1)	6.6
Capitalized software	271.1	(247.9)	23.2	270.3	(245.8)	24.5
Other	13.6	(9.2)	4.4	13.8	(9.1)	4.7
	$1,063.1	$(456.6)	$606.5	$1,072.8	$(444.5)	$628.3
Intangible assets not subject to amortization:
Trade names	$120.1		$120.1	$121.5		$121.5
FAA air agency certificates	8.7		8.7	8.7		8.7
	$128.8		$128.8	$130.2		$130.2
Total intangible assets	$1,191.9	$(456.6)	$735.3	$1,203.0	$(444.5)	$758.5

Amortization expense for intangible assets was $14.2 million and $14.5 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for intangible assets is projected to be $54.3 million in 2020; $51.0 million in 2021; $46.1 million in 2022; $43.2 million in 2023; and $41.6 million in 2024.

Note 10 - Financing Arrangements
Short-term debt at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Variable-rate Accounts Receivable Facility with an interest rate of 2.52% at March 31, 2020 and 2.77% at December 31, 2019	$21.9	$1.8
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.30% to 1.75% at March 31, 2020 and 0.27% to 1.75% at December 31, 2019	87.1	15.5
Short-term debt	$109.0	$17.3

The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2020. As of March 31, 2020, there were outstanding borrowings of $100.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to zero. $21.9 million of the outstanding borrowings under the Accounts Receivable Facility was classified as short-term and reflects the Company's expectations over the next 12 months relative to the minimum borrowing base. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income.

The Company also maintains uncommitted lines of credit at certain foreign subsidiaries, which provide for short-term borrowings up to $263.5 million in the aggregate. At March 31, 2020, the Company’s foreign subsidiaries had borrowings outstanding of $87.1 million and bank guarantees of $1.1 million, which reduced the aggregate availability under these facilities to $175.3 million.

Long-term debt at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 2.72% and Euro of 1.00% at March 31, 2020 and 2.85% and Euro of 1.00% at December 31, 2019	$296.4	$132.7
Variable-rate Euro Term Loan(1), maturing on September 18, 2020, with an interest rate of 1.13% at March 31, 2020 and December 31, 2019	53.5	54.4
Variable-rate Accounts Receivable Facility with an interest rate of 2.52% at March 31, 2020 and 2.77% at December 31, 2019	78.1	98.2
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 2.11% at March 31, 2020 and 2.92% at December 31, 2019	336.3	338.5
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	348.6	348.5
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	165.0	167.7
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.2	396.1
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.6	154.6
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	17.7	18.0
Other	3.5	4.1
	1,849.9	1,712.8
Less: Current maturities	64.1	64.7
Long-term debt	$1,785.8	$1,648.1

(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)

On June 25, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement ("Senior Credit Facility"). The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At March 31, 2020, the Company had $296.4 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $353.6 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.

On April 3, 2020, the Company borrowed an additional $350 million under the Senior Credit Facility, which is now almost fully drawn. The Company increased its borrowings under the Senior Credit Facility as a precautionary measure to increase its cash position and enhance its financial flexibility due to the uncertainty in the global markets resulting from the ongoing novel coronavirus (“COVID-19”) pandemic. The additional borrowings in April under the Senior Credit Facility are currently being held on the Company’s balance sheet and may be used for general corporate purposes.

On November 1, 2019, the Company assumed certain fixed-rate debt of €16 million associated with the BEKA acquisition that matures on June 30, 2033.

On September 6, 2018, the Company issued $400 million aggregate principal amount of fixed-rate 4.50% senior unsecured notes that mature on December 15, 2028 (the "2028 Notes"). On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2028 Notes and the 2023 Term Loan were used to fund the acquisitions of Apiary Investments Holding Limited ("Cone Drive") and Rollon S.p.A. ("Rollon"), which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the 2023 Term Loan agreement to, among other things, align covenants and other terms with the Senior Credit Facility.

On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 (the "2020 Term Loan"). The Company has paid to-date a total of €51.5 million under the 2020 Term Loan, which reduced the principal balance to €48.5 million as of March 31, 2020. At March 31, 2020, the 2020 Term Loan was classified as current portion of long-term debt. The Company expects to service interest and repay the remaining principal balance with cash held or generated outside the U.S.

At March 31, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt.

In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At March 31, 2020, outstanding letters of credit totaled $39.0 million, primarily having expiration dates within 12 months.

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

The Company had total environmental accruals of $5.2 million for various known environmental matters that are probable and reasonably estimable at March 31, 2020 and December 31, 2019, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company is a defendant in a 2017 lawsuit filed in the U.S. by a former employee asserting workplace-related negligence by the Company's medical personnel. No specific amount of damages has been asserted by the plaintiff at this time. While the Company’s defense is ongoing, management’s low end of the range of probable outcomes is immaterial to the Company.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $7.6 million and $7.5 million at March 31, 2020 and December 31, 2019, respectively.

Note 12 - Equity

The following tables present the changes in the components of equity for the three months ended March 31, 2020 and 2019, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Cumulative effect of ASU 2016-13 (net of income tax benefit of $0.2 million)	(0.4)			(0.4)
Net income	84.0			80.7			3.3
Foreign currency translation adjustment	(78.8)				(71.3)		(7.5)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.3)				(1.3)
Unrealized loss on marketable securities	(0.4)				(0.4)
Change in fair value of derivative financial instruments, net of reclassifications	4.2				4.2
Change in ownership of noncontrolling interest	0.5						0.5
Dividends – $0.28 per share	(22.9)			(22.9)
Stock-based compensation expense	5.6		5.6
Stock purchased at fair market value	(42.3)					(42.3)
Stock option exercise activity	7.5		(0.9)			8.4
Restricted share activity	—		(22.2)			22.2
Payments related to tax withholding for stock-based compensation	(10.2)					(10.2)
Balance at March 31, 2020	$1,900.3	$53.1	$920.1	$1,964.8	$(118.9)	$(1,001.7)	$82.9

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Net income	95.3			91.9			3.4
Foreign currency translation adjustment	(4.2)				(5.1)		0.9
Pension and postretirement liability adjustments	(0.1)				(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.6)				(0.6)
Dividends – $0.28 per share	(21.3)			(21.3)
Stock-based compensation	7.8		7.8
Stock purchased at fair market value	(8.3)					(8.3)
Stock option exercise activity	1.0		(0.6)			1.6
Restricted share activity	—		(20.9)			20.9
Payments related to tax withholding for stock-based compensation	(6.4)					(6.4)
Balance at March 31, 2019	$1,705.9	$53.1	$938.2	$1,700.8	$(101.1)	$(952.5)	$67.4

Note 13 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended March 31, 2020:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance and related benefit costs	0.1	2.5	0.1	2.7
Exit costs	0.6	0.2	—	0.8
Total	$0.7	$2.8	$0.1	$3.6

There were no impairment and restructuring charges for the three months ended March 31, 2019.

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries:
On October 16, 2019, the Company announced the reorganization of its bearing plant in Gaffney, South Carolina. The Company will be transferring its high-volume bearing production and roller production to other Timken manufacturing facilities in the United States. The transfer of these operations is expected to occur by the end of the second quarter of 2020 and is expected to affect approximately 150 employees. The Company expects to incur approximately $8 million to $10 million of pretax costs related to this reorganization. During the three months ended March 31, 2020, the Company recognized exit costs of $0.6 million related to this closure. The Company has incurred pretax costs related to this reorganization of $4.5 million as of March 31, 2020, including rationalization costs recorded in cost of products sold.

Process Industries:
On February 4, 2020, the Company announced the closure of its chain plant in Indianapolis, Indiana. This plant was part of the Diamond Chain acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to close by the end of the fourth quarter of 2021 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million related to this closure. During the three months ended March 31, 2020, the Company recorded severance and related benefit costs of $1.9 million related to this closure. The Company has incurred pretax costs related to this closure of $2.2 million as of March 31, 2020, including rationalization costs recorded in cost of products sold.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2020:

March 31, 2020
Beginning balance, January 1	$2.7
Expense	3.5
Payments	(1.7)
Ending balance	$4.5

The restructuring accrual at March 31, 2020 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2020 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2020.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$2.7	$2.6	$0.4	$0.4	$3.1	$3.0
Interest cost	5.2	6.0	1.5	1.9	6.7	7.9
Expected return on plan assets	(6.3)	(6.4)	(2.2)	(2.6)	(8.5)	(9.0)
Amortization of prior service cost	0.4	0.4	—	—	0.4	0.4
Net periodic benefit cost (credit)	$2.0	$2.6	$(0.3)	$(0.3)	$1.7	$2.3

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2020 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2020.

	Three Months Ended March 31,
	2020	2019
Components of net periodic benefit (credit) cost:
Interest cost	$0.5	$1.9
Expected return on plan assets	(0.1)	(0.8)
Amortization of prior service credit	(2.4)	(0.5)
Net periodic benefit (credit) cost	$(2.0)	$0.6

In January 2020, the Company established a second Voluntary Employee Beneficiary Association ("VEBA") trust for certain active employees’ medical benefits. The Company transferred $50 million from the existing VEBA trust to fund this new VEBA trust. The $50 million that was transferred will primarily be classified as other current assets based on the portfolio of the assets in the trust. The Company expects to fully utilize the assets of the trust in 2020 for the payment of certain active employees’ medical benefits. As of March 31, 2020, the Company had utilized $14 million of the new VEBA trust.

In 2019, the Company announced changes to the medical plan offerings of certain of its postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees. The plan amendment triggered a remeasurement, which resulted in a $92.8 million reduction in the postretirement benefit obligation and a corresponding amount of income recorded to accumulated other comprehensive loss. Beginning in third quarter of 2019, the Company began amortizing the pretax adjustment of $92.8 million from accumulated other comprehensive loss into net periodic benefit cost (as a benefit) over the next twelve years.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized loss on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$—	$(1.7)	$(50.1)
Other comprehensive (loss) income before reclassifications and income taxes	(78.8)	0.2	(0.5)	6.4	(72.7)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	—	(0.6)	(2.6)
Income tax (expense) benefit	—	0.5	0.1	(1.6)	(1.0)
Net current period other comprehensive income (loss), net of income taxes	(78.8)	(1.3)	(0.4)	4.2	(76.3)
Noncontrolling interest	7.5	—		—	7.5
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(71.3)	(1.3)	(0.4)	4.2	(68.8)
Balance at March 31, 2020	$(186.6)	$65.6	$(0.4)	$2.5	$(118.9)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized loss on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2018	$(95.6)	$—	$—	$0.3	$(95.3)
Other comprehensive (loss) income before reclassifications and income taxes	(4.2)	(0.1)	—	0.4	(3.9)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	—	—	(1.2)	(1.2)
Income tax benefit	—	—	—	0.2	0.2
Net current period other comprehensive loss, net of income taxes	(4.2)	(0.1)	—	(0.6)	(4.9)
Noncontrolling interest	(0.9)	—	—	—	(0.9)
Net current period comprehensive loss, net of income taxes and noncontrolling interest	(5.1)	(0.1)	—	(0.6)	(5.8)
Balance at March 31, 2019	$(100.7)	$(0.1)	$—	$(0.3)	$(101.1)

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$385.0	$382.6	$2.4	$—
Cash and cash equivalents measured at net asset value	2.5
Restricted cash	6.5	6.5	—	—
Short-term investments	61.1	36.0	25.1	—
Foreign currency hedges	9.1	—	9.1	—
Total Assets	$464.2	$425.1	$36.6	$—
Liabilities:
Foreign currency hedges	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$160.7	$158.2	$2.5	$—
Cash and cash equivalents measured at net asset value	48.8
Restricted cash	6.7	6.7	—	—
Short-term investments	25.7	—	25.7	—
Short-term investments measured at net asset value	0.1
Foreign currency hedges	7.6	—	7.6	—
Total Assets	$249.6	$164.9	$35.8	$—
Liabilities:
Foreign currency hedges	$1.4	$—	$1.4	$—
Total Liabilities	$1.4	$—	$1.4	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year, and include $25.1 million of held-to-maturity debt securities valued at amortized cost as well as available-for-sale equity securities having amortized cost of $36.5 million and fair value of $36.0 million. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

Note 17 - Fair Value (continued)

In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 3 - Acquisitions for further discussion.

No other material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 and 2019, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,197.6 million and $1,185.8 million at March 31, 2020 and December 31, 2019, respectively. The carrying value of this debt was $1,085.1 million and $1,086.5 million at March 31, 2020 and December 31, 2019, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2020 and December 31, 2019, the Company had $249.8 million and $295.7 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of March 31, 2020 and December 31, 2019, the Company had $80.0 million and $87.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.

Note 18 - Derivative Instruments and Hedging Activities (continued)
The maximum length of time over which the Company hedges its exposure to the variability in future cash flows for forecast transactions is generally eighteen months or less.

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

As of March 31, 2020 and December 31, 2019, the Company had $169.8 million and $207.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and three months ended March 31, 2020 and 2019, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2020	2019
Foreign currency forward contracts	Other income (expense), net	$5.5	$3.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:
The Timken Company designs and manages a growing portfolio of engineered bearings and power transmission products. With more than a century of innovation and increasing knowledge, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Philadelphia Gear®, Drives®, Cone Drive®, Rollon®, Lovejoy®, Diamond®, BEKA® and Groeneveld®. Timken employs more than 18,000 people globally in 42 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

Overview:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net sales	$923.4	$979.7	$(56.3)	(5.7)%
Net income	84.0	95.3	(11.3)	(11.9)%
Net income attributable to noncontrolling interest	3.3	3.4	(0.1)	(2.9)%
Net income attributable to The Timken Company	$80.7	$91.9	$(11.2)	(12.2)%
Diluted earnings per share	$1.06	$1.19	$(0.13)	(10.9)%
Average number of shares – diluted	76,308,556	77,012,573	—	(0.9)%
The decrease in net sales for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 was primarily driven by lower organic revenue and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions. The decrease in net income for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 was primarily due to the impact of lower volume and related manufacturing performance, and unfavorable currency, partially offset by favorable price/mix, lower material and logistics costs and lower selling, general and administrative ("SG&A") expenses. In addition, property losses and discrete tax items were favorable compared to the prior year, partially offset by higher restructuring charges.

Outlook:
In December 2019, a COVID-19 outbreak occurred in China and later spread to other parts of the world. Throughout this pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has implemented risk mitigation plans across the enterprise to protect associates and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent possible. Timken’s main priority is the health of its employees and others in the communities where it does business.

In early-February 2020, the Company’s operations in China were shut down for approximately two weeks per a government directive. Timken’s operations in China have resumed and are currently operating at near-normal levels.

Since that time, COVID-19 has spread to most of the rest of the world, with countries like Italy, France, Germany, India and the United States severely impacted. Several customers in the affected countries have announced the temporary idling of their manufacturing facilities and the country of India announced a full country-wide shut-down for the month of April. Timken continues to operate and fill customer orders, but the Company has had to adjust production schedules in response to customer and government shut-downs and other changes in demand due to the pandemic. Timken has also implemented cost reduction actions across the enterprise.

As a result of the evolving impact of COVID-19 on the economy, Timken withdrew its 2020 financial outlook provided on February 5, 2020. While the Company is not providing an expectation of full year results at this time, the Company expects that full year 2020 sales will decrease significantly in the second quarter compared to the prior year, with markets and sales expected to improve from second quarter levels over the remainder of the year. The Company expects to generate strong cash flow from operating activities in 2020.

The Company plans to reinstate full year financial guidance at the earliest reasonable opportunity.

The Statement of Income

Sales:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net Sales	$923.4	$979.7	$(56.3)	(5.7)%
Net sales decreased for the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily due to lower organic revenue of $88 million and the unfavorable impact of foreign currency exchange rate changes of $16 million, partially offset by the benefit of acquisitions of $48 million.

Gross Profit:

	Three Months Ended March 31,
	2020	2019	$ Change	Change
Gross profit	$278.9	$302.6	$(23.7)	(7.8%)
Gross profit % to net sales	30.2%	30.9%		(70	) bps
Gross profit decreased for the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily due to the impact of lower volume of $39 million and the related manufacturing performance of $14 million, as well as the unfavorable impact of foreign currency exchange rates of $9 million. These items were partially offset by the net benefit of acquisitions of $15 million, favorable price/mix of $12 million and lower material and logistics costs of $7 million. In addition, the Company incurred property losses of $6 million in the first three months of 2019 and did not incur any new property losses in the first three months of 2020.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2020	2019	$ Change	Change
Selling, general and administrative expenses	$153.6	$152.7	$0.9	0.6%
Selling, general and administrative expenses % to net sales	16.6%	15.6%		100	bps
SG&A expenses increased in the first three months of 2020 compared with the first three months of 2019, primarily due to the impact of acquisitions of $8 million, partially offset by lower performance-based compensation.

Impairment and Restructuring:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Impairment charges	$0.1	$—	$0.1	NM
Severance and related benefit costs	2.7	—	2.7	NM
Exit costs	0.8	—	0.8	NM
Total	$3.6	$—	$3.6	NM
Impairment and restructuring charges of $3.6 million during the first three months of 2020 were comprised primarily of severance and related benefits associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including planned closures of the Company's Indianapolis, Indiana chain plant and the reorganization of the Company's Gaffney, South Carolina bearing facility. The Company had no impairment and restructuring charges during the first three months of 2019. Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Interest Income and Expense:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Interest expense	$(17.1)	$(18.0)	$0.9	(5.0%)
Interest income	$1.5	$1.3	$0.2	15.4%
The decrease in interest expense for the first three months of 2020 compared with the first three months of 2019 was primarily due to lower average interest rates in the first three months of 2020 compared with the first three months of 2019.

Other Income (Expense):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Non-service pension and other postretirement income	$3.4	$0.1	$3.3	NM
Other income, net	4.1	3.3	0.8	24.2%
Total other income, net	$7.5	$3.4	$4.1	120.6%
Non-service pension and other postretirement income increased in the first three months of 2020 compared with the first three months of 2019, primarily due to higher amortization of prior service credit due to a plan amendment in the second half of 2019. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Income Tax Expense:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Provision for income taxes	$29.6	$41.3	$(11.7)	(28.3)%
Effective tax rate	26.1%	30.2%		(410) bps
Income tax expense decreased $11.7 million for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 primarily due to decreased income taxes on lower pre-tax earnings. Income tax also decreased due to additional accruals recorded discretely for uncertain tax positions in the prior year related to U.S. Tax Reform. Refer to Note 6 - Income Taxes for more information on the computation of the income tax expense in interim periods.

The CARES Act, enacted by the United States on March 27, 2020, did not have a material impact on our provision for income taxes for the three months ended March 31, 2020. The Company is continuing to analyze the ongoing impact of the CARES Act.

Business Segments

The Company's reportable segments are business units that serve different industry sectors. While the segments operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. Beginning in the fourth quarter of 2019, the main operating income metric used by management to measure the financial performance of each segment was EBITDA. The Company made this change because recent acquisitions have resulted in an increased amount of purchase accounting amortization expense that affects comparability of results across periods and versus other companies. The primary measurement used by management to measure the financial performance of each segment prior to the fourth quarter of 2019 was earnings before interest and taxes ("EBIT"). Segment results have been revised for all periods presented to be consistent with the new measure of segment performance. Refer to Note 5 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBITDA by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2020 and 2019 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions completed in 2019 by segment based on the customers and underlying markets served:

•	The Company acquired BEKA during the fourth quarter of 2019. The majority of the results for BEKA are reported in the Mobile Industries segment.

•	The Company acquired Diamond Chain during the second quarter of 2019. The majority of the results for Diamond Chain are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended March 31,
	2020	2019	$ Change	Change
Net sales	$466.7	$500.0	$(33.3)	(6.7%)
EBITDA	$75.1	$79.3	$(4.2)	(5.3%)
EBITDA margin	16.1%	15.9%		20	bps

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net sales	$466.7	$500.0	$(33.3)	(6.7%)
Less: Acquisitions	26.4	—	26.4	NM
Currency	(7.5)	—	(7.5)	NM
Net sales, excluding the impact of acquisitions and currency	$447.8	$500.0	$(52.2)	(10.4%)
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $52.2 million or 10.4% in the three months ended March 31, 2020 compared with the three months ended March 31, 2019, reflecting lower shipments in the off-highway, automotive and heavy truck sectors, partially offset by organic growth in the aerospace sector, as well as higher pricing. EBITDA decreased by $4.2 million or 5.3% in the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily due to the impact of lower volume and related manufacturing performance, as well as the unfavorable impact of foreign currency exchange rate changes, partially offset by favorable price/mix, lower material and logistics costs, reduced property losses and the favorable impact of acquisitions.

Process Industries Segment:

	Three Months Ended March 31,
	2020	2019	$ Change	Change
Net sales	$456.7	$479.7	$(23.0)	(4.8%)
EBITDA	$107.5	$127.6	$(20.1)	(15.8%)
EBITDA margin	23.5%	26.6%		(310) bps

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net sales	$456.7	$479.7	$(23.0)	(4.8%)
Less: Acquisitions	21.3	—	21.3	NM
Currency	(8.5)	—	(8.5)	NM
Net sales, excluding the impact of acquisitions and currency	$443.9	$479.7	$(35.8)	(7.5)%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $35.8 million or 7.5% in the three months ended March 31, 2020 compared with the three months ended March 31, 2019. The decrease was primarily driven by lower demand across the industrial distribution and general and heavy industrial sectors, partially offset by increased demand in the renewable energy sectors, as well as higher pricing. EBITDA decreased $20.1 million or 15.8% in the three months ended March 31, 2020 compared with the three months ended March 31, 2019 primarily due to the impact of lower demand and related manufacturing performance, and the impact of unfavorable foreign currency exchange rate changes, partially offset by the net benefit of acquisitions and lower SG&A expenses.

Corporate:

	Three Months Ended March 31,
	2020	2019	$ Change	Change
Corporate EBITDA	$(11.1)	$(14.1)	$3.0	(21.3%)
Corporate EBTIDA % to net sales	(1.2)%	(1.4)%		20 bps
Corporate EBITDA increased in the three months ended March 31, 2020 compared with the three months ended March 31, 2019, primarily due to lower donations and lower transaction costs related to acquisitions.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

Current Assets:

	March 31, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$387.5	$209.5	$178.0	85.0%
Restricted cash	6.5	6.7	(0.2)	(3.0)%
Accounts receivable, net	577.7	545.1	32.6	6.0%
Unbilled receivables	137.4	129.2	8.2	6.3%
Inventories, net	819.7	842.0	(22.3)	(2.6)%
Deferred charges and prepaid expenses	35.7	36.7	(1.0)	(2.7)%
Other current assets	127.7	105.4	22.3	21.2%
Total current assets	$2,092.2	$1,874.6	$217.6	11.6%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. The increase in accounts receivable was primarily due to higher net sales in February and March 2020 as compared with net sales in November and December 2019, partially offset by the unfavorable impact of foreign currency exchange rate changes of $14 million. Inventories, net decreased primarily due to the unfavorable impact of foreign currency exchange rate changes of $22 million.

The net increase in other current assets was primarily due to the transfer of $50 million from an existing VEBA trust under the Company's postretirement benefit plans to fund a new VEBA trust to pay certain active employees’ medical benefits. This amount was recorded in other assets. During the first three months of 2020, the Company utilized $14 million of the new VEBA trust to pay certain active employees’ medical benefits, reducing the balance at March 31, 2020 to $36 million. This increase in other current assets was partially offset by a decrease in income tax receivable of $8 million. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Property, Plant and Equipment, Net:

	March 31, 2020	December 31, 2019	$ Change	% Change
Property, plant and equipment, net	$961.6	$989.2	$(27.6)	(2.8)%
The decrease in net property, plant and equipment for the first three months of 2020 was primarily due to depreciation in 2020 of $28 million and the net impact of foreign currency exchange rate changes of $26 million, partially offset by capital expenditures of $30 million.

Other Assets:

	March 31, 2020	December 31, 2019	$ Change	% Change
Goodwill	$987.9	$993.7	$(5.8)	(0.6)%
Other intangible assets	735.3	758.5	(23.2)	(3.1)%
Operating lease assets	112.8	114.1	(1.3)	(1.1)%
Non-current pension assets	7.1	3.4	3.7	108.8%
Non-current other postretirement benefit assets	—	36.6	(36.6)	(100.0)%
Deferred income taxes	67.4	71.8	(4.4)	(6.1)%
Other non-current assets	15.7	18.0	(2.3)	(12.8)%
Total other assets	$1,926.2	$1,996.1	$(69.9)	(3.5)%
The decrease in other intangible assets was primarily due to current-year amortization of $14 million and the unfavorable impact of foreign currency exchange rate changes of $10 million.

At December 31, 2019, one of the Company's postretirement benefit plans was overfunded. The decrease in non-current other postretirement benefit assets was due to the creation of a new VEBA trust in January 2020. The Company transferred $50 million from the existing VEBA trust under the overfunded plan to fund the new VEBA trust to pay certain active employees' medical benefits, which caused the postretirement plan to become underfunded. The remaining balance of this plan, after the transfer of the $50 million, was reclassified to accrued postretirement benefits on the Consolidated Balance sheet as of March 31, 2020. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Current Liabilities:

	March 31, 2020	December 31, 2019	$ Change	% Change
Short-term debt	$109.0	$17.3	$91.7	530.1%
Current portion of long-term debt	64.1	64.7	(0.6)	(0.9)%
Short-term operating lease liabilities	28.6	28.3	0.3	1.1%
Accounts payable	296.0	301.7	(5.7)	(1.9)%
Salaries, wages and benefits	88.3	134.5	(46.2)	(34.3)%
Income taxes payable	15.8	17.8	(2.0)	(11.2)%
Other current liabilities	168.0	172.3	(4.3)	(2.5)%
Total current liabilities	$769.8	$736.6	$33.2	4.5%
The increase in short-term debt was primarily due to an increase in borrowings from international lines of credit in March 2020. The increase in borrowings was a done in order to increase the Company's cash position and enhance the Company's financial flexibility due to the uncertainty in the global markets resulting from the ongoing COVID-19 pandemic. In addition, the increase was due to a reclassification of the Accounts Receivable Facility from long-term to short term based on expectations of the minimum borrowing base over the next 12 months. The decrease in accrued salaries, wages and benefits was primarily due to the payment of 2019 performance-based compensation exceeding accruals for 2020 performance-based compensation.

Non-Current Liabilities:

	March 31, 2020	December 31, 2019	$ Change	% Change
Long-term debt	$1,785.8	$1,648.1	$137.7	8.4%
Accrued pension benefits	164.5	165.1	(0.6)	(0.4)%
Accrued postretirement benefits	44.8	31.8	13.0	40.9%
Long-term operating lease liabilities	70.8	71.3	(0.5)	(0.7)%
Deferred income taxes	158.7	168.2	(9.5)	(5.6)%
Other non-current liabilities	85.3	84.0	1.3	1.5%
Total non-current liabilities	$2,309.9	$2,168.5	$141.4	6.5%
The increase in long-term debt was primarily due to an increase in borrowings under the Company's Senior Credit Facility. The increase in borrowings was done in order to increase the Company's cash position and enhance the Company's financial flexibility due to the uncertainty in the global markets resulting from the ongoing COVID-19 pandemic. The increase was partially offset by a reclassification of the Accounts Receivable Facility from long-term to short term based on expectations of the minimum borrowing base over the next 12 months.

The increase in accrued postretirement benefits was primarily due to the creation of the new VEBA trust. In January 2020, the Company transferred $50 million from an existing VEBA trust under the Company's postretirement benefit plans to fund the new VEBA trust to pay certain active employees' medical benefits. The creation of the new VEBA trust shifted the balance from overfunded as of December 31, 2020 to a liability position as of March 31, 2020. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Shareholders’ Equity:

	March 31, 2020	December 31, 2019	$ Change	% Change
Common shares	$973.2	$990.7	$(17.5)	(1.8)%
Earnings invested in the business	1,964.8	1,907.4	57.4	3.0%
Accumulated other comprehensive loss	(118.9)	(50.1)	(68.8)	137.3%
Treasury shares	(1,001.7)	(979.8)	(21.9)	2.2%
Noncontrolling interest	82.9	86.6	(3.7)	(4.3)%
Total shareholders’ equity	$1,900.3	$1,954.8	$(54.5)	(2.8)%
Earnings invested in the business in the first three months of 2020 increased by net income attributable to the Company of $80.7 million, partially offset by dividends declared of $22.9 million. The increase in accumulated other comprehensive loss was primarily due to foreign currency translation adjustments of $71.3 million. See Other Disclosures - Foreign Currency for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of one million of its common shares for $42.3 million, partially offset by $20.4 million of new shares issued, net of shares surrendered, for stock compensation plans in 2020.

Cash Flows

	Three Months Ended March 31,
	2020	2019	$ Change
Net cash provided by operating activities	$56.2	$52.3	$3.9
Net cash used in investing activities	(31.6)	(19.6)	(12.0)
Net cash provided by financing activities	166.5	73.4	93.1
Effect of exchange rate changes on cash	(13.3)	0.9	(14.2)
Increase in cash, cash equivalents and restricted cash	$177.8	$107.0	$70.8

Operating Activities:
The increase in net cash provided by operating activities for the first three months of 2020 compared with the first three months of 2019 was primarily due to a reduction in cash used for working capital items of $23.6 million, partially offset by the reduction in the benefit of income taxes on cash of $17.7 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first three months of 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019	$ Change
Cash (Used) Provided:
Accounts receivable	$(47.6)	$(65.0)	$17.4
Unbilled receivables	(8.3)	(6.6)	(1.7)
Inventories	0.3	(4.1)	4.4
Trade accounts payable	—	20.2	(20.2)
Other accrued expenses	(34.3)	(58.0)	23.7
Cash used in working capital items	$(89.9)	$(113.5)	$23.6

The following table displays the impact of income taxes on cash during the first three months of 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019	$ Change
Accrued income tax expense	$29.6	$41.3	$(11.7)
Income tax payments	(20.8)	(13.6)	(7.2)
Other miscellaneous items	(1.4)	(2.6)	1.2
Change in income taxes	$7.4	$25.1	$(17.7)
Investing Activities:
The increase in net cash used in investing activities for the first three months of 2020 compared with the first three months of 2019 was primarily due to $15.6 million increase in cash used for capital expenditures, partially offset by a decrease in investments of short-term marketable securities of $2.9 million.
Financing Activities:
The increase in net cash provided by financing activities for the first three months of 2020 compared with the first three months of 2019 was primarily due to an increase in net borrowings of $126 million, partially offset by an increase in the purchase of shares of $34 million.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2020	December 31, 2019
Short-term debt	$109.0	$17.3
Current portion of long-term debt	64.1	64.7
Long-term debt	1,785.8	1,648.1
Total debt	$1,958.9	$1,730.1
Less: Cash and cash equivalents	387.5	209.5
Net debt	$1,571.4	$1,520.6

Ratio of Net Debt to Capital:

	March 31, 2020	December 31, 2019
Net debt	$1,571.4	$1,520.6
Total equity	1,900.3	1,954.8
Net debt plus total equity (capital)	$3,471.7	$3,475.4
Ratio of net debt to capital	45.3%	43.8%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at March 31, 2020. As of March 31, 2020, the Company had $100.0 million in outstanding borrowings, which reduced the availability under the facility to zero. The interest rate on the Accounts Receivable Facility is variable and was 2.52% as of March 31, 2020, which reflects the prevailing commercial paper rate plus facility fees.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At March 31, 2020, the Senior Credit Facility had outstanding borrowings of $296.4 million, which reduced the availability to $353.6 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (increasing for a limited time period following qualifying acquisitions). As of March 31, 2020, the Company's consolidated leverage ratio was 2.83 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2020, the Company's consolidated interest coverage ratio was 10.25 to 1.0.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 2.72% and the average rate on outstanding Euro borrowings was 1.00% as of March 31, 2020. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. The Company currently carries investment-grade credit ratings with Standard and Poor's (BBB), Moody's (Baa3) and Fitch (BBB-).

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $263.5 million. At March 31, 2020, the Company had borrowings outstanding of $87.1 million and bank guarantees of $1.1 million, which reduced the aggregate availability under these facilities to approximately $175.3 million.

On September 6, 2018, the Company issued the 2028 Notes in the aggregate principal amount of $400 million. On September 11, 2018, the Company entered into the 2023 Term Loan and borrowed $350 million. Proceeds from the 2028 Notes and 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the terms of the 2023 Term Loan to among other things, align covenants and other terms with the Company’s Senior Credit Facility. Refer to Note 7 - Earnings Per Share to the Notes to the Consolidated Financial Statements for additional information.

On September 7, 2017, the Company issued €150 million aggregate principal amount of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027. On September 18, 2017, the Company entered into the 2020 Term Loan and borrowed €100 million. The Company has repaid €51.5 million to-date under the 2020 Term Loan, which reducing the principal balance to €48.5 million as of March 31, 2020. The 2020 Term Loan was classified as a current portion of long-term debt. The Company expects to service interest and repay the remaining principal balance of the 2020 Term Loan with cash held or generated outside the U.S.

At March 31, 2020, $172.2 million of the Company's $387.5 million of cash and cash equivalents resided in jurisdictions outside the U.S. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and Senior Credit Facility.

The Company believes that it is in a strong financial position with over $700 million of cash and cash equivalents on the balance sheet as of April 3, 2020, which includes borrowings of $350 million under its Senior Credit Facility that were completed on that date. The Company increased its borrowings under the Senior Credit Facility as a precautionary measure to increase its cash position and enhance its financial flexibility due to the uncertainty in the global markets resulting from COVID-19.  The additional borrowings in April under the Senior Credit Facility are currently being held on the Company’s balance sheet and may be used for general corporate purposes.

Both at March 31, 2020 and after the draw on April 3, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants or manage the covenant constructs so as to remain in compliance. The Company expects to generate strong cash flow in 2020 and has no significant long-term debt maturities before September 2023.

Financing Obligations and Other Commitments:
During the first three months of 2020, the Company made cash contributions and payments of $4.8 million to its global defined benefit pension plans and $0.8 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of between $11 million and $13 million in 2020. The Company expects to make additional payments of approximately $3 million and $5 million to its other postretirement benefit plans in 2020. Excluding mark-to-market charges, the Company expects lower pension and other postretirement benefits expense. Future pension and other postretirement mark-to-market charges are not accounted for in the 2020 outlook because such amounts will not be known until the fourth quarter of 2020.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2019, during the three months ended March 31, 2020.
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, performing its annual impairment test as of October 1st. In each interim period, the Company assesses whether or not an indicator of impairment is present that would necessitate a goodwill and indefinite-lived intangible assets impairment analysis be performed in an interim period other than during the fourth quarter. While the Company currently expects the COVID-19 pandemic will have a near term negative impact on the financial results of the Company, beginning in the second quarter of 2020, the duration and magnitude of the impact is currently not determinable. While the Company has taken a number of actions to align to the overall global decrease in demand, those actions are mainly short term in nature and designed to be quickly reassessed to align to anticipated future potential global demand. The Company has not adjusted any significant long term strategic plans or forecasts at this time. As the anticipated duration of the COVID-19 pandemic and resulting financial impact is expected to develop further over the next few months, the Company will monitor any potential impacts on long-term forecasts that could potentially require a goodwill and indefinite-lived quantitative impairment analysis.

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

For the three months ended March 31, 2020, the Company recorded negative foreign currency translation adjustments of $71.3 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $5.1 million that decreased shareholders' equity for the first three months ended March 31, 2019. The foreign currency translation adjustments for the first three months ended March 31, 2020 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Indian Rupee, Euro, Chinese Yuan Renminbi, and Brazilian Real.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the first three months ended March 31, 2020 totaled $0.1 million of net gains, compared with $0.9 million of net gains during the first three months ended March 31, 2019.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Statements regarding expectations for full-year performance are based on the assumption that the second quarter of 2020 is the low point for the Company's sales revenue and markets gradually improve the balance of the year. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

•
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conduct business, including adverse effects from a global economic slowdown, terrorism, or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers or suppliers conduct business, changes in currency valuations and recent world events that have increased the risks posed by international trade disputes, tariffs and sanctions;

•
negative impacts to the Company's business, results of operations, financial position or liquidity, disruption to the Company's supply chains, negative impacts to customer demand or operations, and availability and health of employees, as a result of COVID-19 or other pandemics and associated governmental measures such as restrictions on travel and manufacturing operations;

•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the effects of distributor inventory corrections reflecting de-stocking of the supply chain and whether conditions of fair trade continue in the Company's markets;

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

•
the Company’s ability to maintain appropriate relations with unions or works councils that represent Company associates in certain locations in order to avoid disruptions of business and to maintain the continued service of our management and other key employees;

•
unanticipated litigation, claims, investigations or assessments. This includes: claims, investigations or problems related to intellectual property, product liability or warranty, foreign export and trade laws, competition and anti-bribery laws, environmental or health and safety issues, data privacy and taxes;

•
changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

•
the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;

•	the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

On April 1, 2019, the Company completed the acquisition of Diamond Chain. On November 1, 2019, the Company completed the acquisition of BEKA. The results of these acquisitions are included in the Company’s consolidated financial statements for the first three months of 2020. The combined total and net assets of Diamond Chain and BEKA represent 6% and 12% of the Company’s total and net assets, respectively as of March 31, 2020. The combined net sales and net income of Diamond Chain and BEKA represented 5% of the Company’s consolidated net sales and less than 1% of the Company’s consolidated net income for the first three months of 2020. The Company is currently integrating these acquisitions into its internal control framework and processes, and as prescribed by U.S Securities and Exchange Commission rules and regulations, the Company will include Diamond Chain and BEKA in the internal control over financial reporting assessment as of December 31, 2020.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors

The information set forth in this Form 10-Q, including, without limitation, the risk factors presented below, updates should be read in conjunction with, the risk factors disclosed in Part 1, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities, whether caused by fire, flooding, epidemics, pandemic, including the COVID-19 outbreak, other natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our employees are represented by labor unions or works councils under collective bargaining agreements with varying durations and terms. We have experienced work stoppages recently at certain of our facilities as a result of measures meant to combat the spread of COVID-19. While these stoppages have been short-term in nature, no assurances can be made that we will not experience additional work stoppages due to government directives, employee health concerns, or conflicts with labor unions, works councils, and other similar groups in the future.

A work stoppage at one of our suppliers, whether caused by COVID-19 or otherwise, could also materially and adversely affect our operations if an alternative source of supply were not readily available. In addition, if one or more of our customers were to experience a work stoppage, whether due to COVID-19 or otherwise, that customer could halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the credit and default risk or bankruptcy of customers or suppliers as a result of work stoppages could also materially and adversely affect our operations and results.

If government imposed restrictions continue or are expanded or the COVID-19 pandemic worsens, our business could be further adversely impacted in a material way.

The global outbreak of COVID-19 has created economic demand and operational uncertainty. We have global operations, customers and suppliers, in countries most impacted by COVID-19. The COVID-19 outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel and manufacturing operations in many regions of the world. In addition, we have implemented risk mitigation plans across the enterprise (including work-from-home policies, "social distancing," and use of personal protective equipment) to reduce the risk of spreading the virus in many of our global locations. To the extent that governments implement more restrictive mandates to combat the spread of COVID-19, or to the extent that the COVID-19 outbreak intensifies, we could experience additional material impacts on our short-term and long-term operations and related results of operations.

If COVID-19 continues to progress in ways that significantly disrupt the manufacturing, shipping and buying patterns of our products or the products of our customers, this may materially negatively impact our overall business as well as our operating results for the second quarter of 2020 and subsequent periods, including revenue, gross margins, operating margins, cash flows and other operating results. Our customers may also experience closures of their manufacturing facilities (or extended closures of their currently closed facilities) or inability to obtain other components necessary for the production of their products, either of which could negatively impact demand for our products.

The full magnitude of the COVID-19 pandemic, including the extent of the total impact on the Company’s business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. The full impact of the COVID-19 pandemic will be determined by its duration, its geographic spread, the rate and intensity of individual spread, the extent and length of business disruptions due to government mandates and health authority guidance and the overall impact on the global economy, among other factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/20 - 1/31/20	707	$56.42	—	5,357,042
2/1/20 - 2/29/20	573,003	53.46	390,000	4,967,042
3/1/20 - 3/31/20	610,000	35.85	610,000	4,357,042
Total	1,183,710	$44.39	1,000,000

(1)
Of the shares purchased in January and February, 707 and 183,003, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.

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

Item 6. Exhibits

10.1
The Timken Company Short-Term Incentive Plan Global Plan Document for officers and other key employees, effective as of January 1, 2020 and pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

10.2	Deferred Shares Agreement with Ronald J. Myers, effective as of February 6, 2020 and granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2020, filed on May 1, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: May 1, 2020	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2020	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)