Form 10-Q
period 2020-06-30
TIMKEN CO
filed 2020-08-03
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at June 30, 2020
Common Shares, without par value	75,098,267 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions, except per share data)
Net sales	$803.5	$1,000.0	$1,726.9	$1,979.7
Cost of products sold	573.2	694.3	1,217.7	1,371.4
Gross Profit	230.3	305.7	509.2	608.3
Selling, general and administrative expenses	111.8	158.7	265.4	311.4
Impairment and restructuring charges	3.1	1.9	6.7	1.9
Operating Income	115.4	145.1	237.1	295.0
Interest expense	(18.9)	(19.3)	(36.0)	(37.3)
Interest income	0.6	1.1	2.1	2.4
Non-service pension and other postretirement (expense) income	(5.3)	0.2	(1.9)	0.3
Other income (expense), net	(2.0)	1.4	2.1	4.7
Income Before Income Taxes	89.8	128.5	203.4	265.1
Provision for income taxes	28.0	33.6	57.6	74.9
Net Income	61.8	94.9	145.8	190.2
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	2.4	3.2	5.8
Net Income Attributable to The Timken Company	$61.9	$92.5	$142.6	$184.4

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.82	$1.22	$1.89	$2.43

Diluted earnings per share	$0.82	$1.20	$1.88	$2.39
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Net Income	$61.8	$94.9	$145.8	$190.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24.5	5.1	(54.3)	0.9
Pension and postretirement liability adjustments	(1.5)	—	(2.8)	(0.1)
Change in fair value of marketable securities	0.5	—	0.1	—
Change in fair value of derivative financial instruments	(2.6)	(0.8)	1.6	(1.4)
Other comprehensive income (loss), net of tax	20.9	4.3	(55.4)	(0.6)
Comprehensive Income, net of tax	82.7	99.2	90.4	189.6
Less: comprehensive income (loss) attributable to noncontrolling interest	1.1	3.1	(3.1)	7.4
Comprehensive Income Attributable to The Timken Company	$81.6	$96.1	$93.5	$182.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2020	December 31, 2019
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$415.6	$209.5
Restricted cash	0.5	6.7
Accounts receivable, less allowances (2020 – $16.9 million; 2019 – $18.1 million)	541.6	545.1
Unbilled receivables	126.2	129.2
Inventories, net	784.0	842.0
Deferred charges and prepaid expenses	33.4	36.7
Other current assets	105.6	105.4
Total Current Assets	2,006.9	1,874.6
Property, Plant and Equipment, net	962.1	989.2
Other Assets
Goodwill	996.5	993.7
Other intangible assets	731.4	758.5
Operating lease assets	110.3	114.1
Non-current pension assets	7.9	3.4
Non-current other postretirement benefit assets	—	36.6
Deferred income taxes	69.7	71.8
Other non-current assets	16.2	18.0
Total Other Assets	1,932.0	1,996.1
Total Assets	$4,901.0	$4,859.9
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$42.9	$17.3
Current portion of long-term debt	18.4	64.7
Short-term operating lease liabilities	27.5	28.3
Accounts payable, trade	267.3	301.7
Salaries, wages and benefits	106.0	134.5
Income taxes payable	31.2	17.8
Other current liabilities	171.5	172.3
Total Current Liabilities	664.8	736.6
Non-Current Liabilities
Long-term debt	1,730.1	1,648.1
Accrued pension benefits	173.3	165.1
Accrued postretirement benefits	44.9	31.8
Long-term operating lease liabilities	70.2	71.3
Deferred income taxes	158.1	168.2
Other non-current liabilities	92.0	84.0
Total Non-Current Liabilities	2,268.6	2,168.5
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2020 – 98,375,135 shares; 2019 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	924.4	937.6
Earnings invested in the business	2,005.7	1,907.4
Accumulated other comprehensive loss	(99.2)	(50.1)
Treasury shares at cost (2020 – 23,276,868 shares; 2019 – 22,836,180 shares)	(1,000.4)	(979.8)
Total Shareholders’ Equity	1,883.6	1,868.2
Noncontrolling Interest	84.0	86.6
Total Equity	1,967.6	1,954.8
Total Liabilities and Equity	$4,901.0	$4,859.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$145.8	$190.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84.0	81.2
Impairment charges	0.1	0.7
Loss (gain) on sale of assets	1.6	(1.6)
Deferred income tax (benefit) provision	(7.1)	1.8
Stock-based compensation expense	11.4	14.9
Pension and other postretirement expense	8.2	5.8
Pension and other postretirement benefit contributions and payments	(8.6)	(8.9)
Changes in operating assets and liabilities:
Accounts receivable	(8.4)	(35.9)
Unbilled receivables	3.0	(36.6)
Inventories	41.3	16.6
Accounts payable, trade	(28.9)	13.4
Other accrued expenses	5.3	(45.1)
Income taxes	30.9	0.6
Other, net	25.0	12.8
Net Cash Provided by Operating Activities	303.6	209.9
Investing Activities
Capital expenditures	(56.5)	(39.2)
Acquisitions, net of cash received	(6.7)	(83.0)
Investments in short-term marketable securities, net	(1.6)	0.2
Other	0.1	2.2
Net Cash Used in Investing Activities	(64.7)	(119.8)
Financing Activities
Cash dividends paid to shareholders	(43.9)	(42.6)
Purchase of treasury shares	(42.3)	(23.6)
Proceeds from exercise of stock options	7.5	8.9
Payments related to tax withholding for stock-based compensation	(10.4)	(8.1)
Accounts receivable facility borrowings	10.0	25.0
Accounts receivable facility payments	(110.0)	—
Proceeds from long-term debt	550.0	292.0
Payments on long-term debt	(417.1)	(310.4)
Deferred financing costs	(1.6)	(1.9)
Short-term debt activity, net	26.5	3.8
Net Cash Used in Financing Activities	(31.3)	(56.9)
Effect of exchange rate changes on cash	(7.7)	1.1
Increase in Cash, Cash Equivalents and Restricted Cash	199.9	34.3
Cash, cash equivalents and restricted cash at beginning of year	216.2	133.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$416.1	$167.4
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

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," and was subsequently updated with ASU 2019-04 in April of 2019. These ASUs change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application requires significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2020, and the impact of adoption was not material to the Company's results of operations and financial condition. Refer to Note 12 - Equity for the cumulative effect of initially applying ASU 2016-13.

New Accounting Guidance Issued and Not Yet Adopted:

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate, and will determine the timing for implementation of this guidance at the completion of that analysis.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740.  The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance.  This standard is effective for public companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact of this standard on its results of operations and financial conditions.

Note 3 - Acquisitions
During 2019, the Company completed two acquisitions. On November 1, 2019, the Company completed the acquisition of BEKA Lubrication ("BEKA"), a leading global supplier of automatic lubrication systems. BEKA serves a diverse range of industrial sectors, including wind, food and beverage, rail, on- and off-highway and other process industries. Headquartered in Pegnitz, Germany, BEKA has manufacturing and research and development facilities in Germany, and assembly facilities and sales offices around the world. On April 1, 2019, the Company completed the acquisition of Diamond Chain Company ("Diamond Chain"), a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain operates primarily in the United States and China. These acquisitions will be collectively referred to hereafter as the "2019 Acquisitions."

The following table presents the purchase price allocation at fair value, net of cash acquired, for the 2019 Acquisitions as of June 30, 2020:

	Initial Purchase Price Allocation	Adjustments	Purchase Price Allocation
Assets:
Accounts receivable, net	$26.3	$(0.1)	$26.2
Inventories, net	62.9	0.1	63.0
Other current assets	4.9	0.2	5.1
Property, plant and equipment, net	57.4	—	57.4
Operating lease assets	4.7	—	4.7
Goodwill	44.2	6.3	50.5
Other intangible assets	84.4	—	84.4
Other non-current assets	0.7	—	0.7
Total assets acquired	$285.5	$6.5	$292.0
Liabilities:
Accounts payable, trade	$10.8	$(0.2)	$10.6
Salaries, wages and benefits	6.8	—	6.8
Income taxes payable	2.1	—	2.1
Other current liabilities	6.7	0.7	7.4
Short-term debt	0.8	—	0.8
Long-term debt	17.2	—	17.2
Accrued pension benefits	0.5	—	0.5
Accrued postretirement benefits	0.1	—	0.1
Long-term operating lease liabilities	4.1	—	4.1
Deferred income taxes	5.1	(0.7)	4.4
Other non-current liabilities	1.1	—	1.1
Total liabilities assumed	$55.3	$(0.2)	$55.1
Noncontrolling interest acquired	1.8	—	1.8
Net assets acquired	$228.4	$6.7	$235.1

In March 2020, the Company accrued $6.6 million for a working capital adjustment to the purchase price for BEKA in accordance with the purchase agreement, which was paid during the second quarter of 2020 in the amount of $6.7 million. This adjustment, as well as other measurement period adjustments recorded in 2020, resulted in a $6.3 million increase to goodwill.

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

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Mobile	Process	Total	Mobile	Process	Total
United States	$186.6	$173.7	$360.3	$258.6	$226.9	$485.5
Americas excluding United States	26.8	29.3	56.1	57.2	40.8	98.0
Europe / Middle East / Africa	78.8	112.9	191.7	101.2	129.1	230.3
Asia-Pacific	50.4	145.0	195.4	76.7	109.5	186.2
Net sales	$342.6	$460.9	$803.5	$493.7	$506.3	$1,000.0

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Mobile	Process	Total	Mobile	Process	Total
United States	$424.8	$366.3	$791.1	$532.3	$436.6	$968.9
Americas excluding United States	75.6	64.3	139.9	105.7	84.4	190.1
Europe / Middle East / Africa	187.5	228.5	416.0	202.9	254.1	457.0
Asia-Pacific	121.4	258.5	379.9	152.8	210.9	363.7
Net sales	$809.3	$917.6	$1,726.9	$993.7	$986.0	$1,979.7
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the six months ended June 30, 2020 and 2019, respectively:

	Six Months Ended	Six Months Ended
Revenue by sales channel	June 30, 2020	June 30, 2019
Original equipment manufacturers	59%	57%
Distribution/end users	41%	43%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the six months ended June 30, 2020 and June 30, 2019, approximately 13% and 11%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 5% of total net sales represented service revenue during the six months ended June 30, 2020 and June 30, 2019, respectively. Finally, the United States ("U.S.") government or its contractors represented approximately 9% and 8% of total net sales during the six months ended June 30, 2020 and June 30, 2019, respectively.

Note 4 - Revenue (continued)

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $244 million at June 30, 2020.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the six months ended June 30, 2020:

June 30, 2020
Beginning balance, January 1	$129.2
Additional unbilled revenue recognized	218.6
Less: amounts billed to customers	(221.6)
Ending balance	$126.2

There were no impairment losses recorded on unbilled receivables for the six months ended June 30, 2020.

Note 5 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Mobile Industries	$342.6	$493.7	$809.3	$993.7
Process Industries	460.9	506.3	917.6	986.0
Net sales	$803.5	$1,000.0	$1,726.9	$1,979.7
Segment EBITDA:
Mobile Industries	$38.8	$78.0	$113.9	$157.3
Process Industries	126.3	125.7	233.8	253.3
Total EBITDA, for reportable segments	$165.1	$203.7	$347.7	$410.6
Corporate EBITDA	(6.5)	(15.3)	(17.6)	(29.4)
Corporate pension and other postretirement benefit related charges (1)	(8.8)	—	(8.8)	—
Depreciation and amortization	(41.7)	(41.7)	(84.0)	(81.2)
Interest expense	(18.9)	(19.3)	(36.0)	(37.3)
Interest income	0.6	1.1	2.1	2.4
Income before income taxes	$89.8	$128.5	$203.4	$265.1

(1) Corporate pension and other postretirement benefit related charges represent professional fees associated with pension de-risking and actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions.

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision for income taxes	$28.0	$33.6	$57.6	$74.9
Effective tax rate	31.2%	26.1%	28.3%	28.3%

Income tax expense for the three and six months ended June 30, 2020 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates and unfavorable U.S. permanent differences.

The effective tax rate of 31.2% for the three months ended June 30, 2020 was higher than the three months ended June 30, 2019 primarily due to higher discrete tax expense in the current year compared to discrete tax benefits in the prior year.

The effective tax rate of 28.3% for the six months ended June 30, 2020 was consistent with the six months ended June 30, 2019. Income taxes decreased due to additional accruals recorded discretely for uncertain tax positions in the prior year related to the U.S. Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). This was offset by the projected increase in the mix of the earnings in international jurisdictions with relatively higher tax rates.

During the second quarter of 2020, the European Court of Justice issued a ruling applicable to an unrelated taxpayer that concerns the scope of countries subject to exemption on withholding tax on dividends. The Company assessed the ruling and concluded that no accrual for uncertain tax positions was required for withholding taxes on certain prior year intercompany dividends made in Europe.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to The Timken Company	$61.9	$92.5	$142.6	$184.4
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$61.9	$92.5	$142.6	$184.4
Denominator:
Weighted average number of shares outstanding - basic	75,078,207	76,085,358	75,298,356	76,024,301
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	620,082	1,123,074	733,693	1,074,681
Weighted average number of shares outstanding assuming dilution of stock options and awards	75,698,289	77,208,432	76,032,049	77,098,982
Basic earnings per share	$0.82	$1.22	$1.89	$2.43
Diluted earnings per share	$0.82	$1.20	$1.88	$2.39

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during each period presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2020 and 2019 were 1,338,686 and 1,428,699, respectively. The antidilutive stock options outstanding during the six months ended June 30, 2020 and 2019 were 1,353,254 and 1,309,878, respectively.

Note 8 - Inventories
The components of inventories at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Manufacturing supplies	$34.5	$34.2
Raw materials	99.5	100.0
Work in process	310.4	308.9
Finished products	385.9	439.0
Subtotal	830.3	882.1
Allowance for obsolete and surplus inventory	(46.3)	(40.1)
Total Inventories, net	$784.0	$842.0

Inventories are valued at net realizable value, with approximately 59% valued on the first-in, first-out ("FIFO") method and the remaining 41% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at June 30, 2020 and December 31, 2019 was $162.5 million and $164.6 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The prior year balances have been revised to align to the current year classification of the LIFO reserve and the allowance for obsolete and surplus inventory.

Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$361.3	$632.4	$993.7
Acquisitions	4.2	2.1	6.3
Foreign currency translation adjustments and other changes	(2.3)	(1.2)	(3.5)
Ending balance	$363.2	$633.3	$996.5

The addition of $6.3 million of goodwill from acquisitions represents measurement period adjustments recorded in 2020 for the 2019 Acquisitions.

The following table displays intangible assets as of June 30, 2020 and December 31, 2019:

	Balance at June 30, 2020			Balance at December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$509.0	$(143.4)	$365.6	$510.9	$(128.8)	$382.1
Technology and know-how	264.2	(62.1)	202.1	265.1	(54.7)	210.4
Trade names	12.5	(6.4)	6.1	12.7	(6.1)	6.6
Capitalized software	273.2	(250.2)	23.0	270.3	(245.8)	24.5
Other	13.6	(9.4)	4.2	13.8	(9.1)	4.7
	$1,072.5	$(471.5)	$601.0	$1,072.8	$(444.5)	$628.3
Intangible assets not subject to amortization:
Trade names	$121.7		$121.7	$121.5		$121.5
FAA air agency certificates	8.7		8.7	8.7		8.7
	$130.4		$130.4	$130.2		$130.2
Total intangible assets	$1,202.9	$(471.5)	$731.4	$1,203.0	$(444.5)	$758.5

Amortization expense for intangible assets was $28.1 million and $29.3 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets is projected to be $54.7 million in 2020; $51.6 million in 2021; $46.7 million in 2022; $43.8 million in 2023; and $42.1 million in 2024.

Note 10 - Financing Arrangements
Short-term debt at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Variable-rate Accounts Receivable Facility with an interest rate of 2.77% at December 31, 2019	$—	$1.8
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.24% to 2.80% at June 30, 2020 and 0.27% to 1.75% at December 31, 2019	42.9	15.5
Short-term debt	$42.9	$17.3

The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations. As of June 30, 2020, there were no outstanding borrowings under the Accounts Receivable Facility. However, certain borrowing base limitations reduced the availability under the Accounts Receivable Facility to $86.9 million at June 30, 2020. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income.

The Company also maintains uncommitted lines of credit at certain foreign subsidiaries, which provide for short-term borrowings up to $267.7 million in the aggregate. At June 30, 2020, the Company’s foreign subsidiaries had borrowings outstanding of $42.9 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to $224.4 million.

Long-term debt at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 2.23% and Euro of 1.04% at June 30, 2020 and 2.85% and Euro of 1.00% at December 31, 2019	$317.8	$132.7
Variable-rate Euro Term Loan(1), maturing on September 18, 2020, with an interest rate of 1.375% at June 30, 2020 and 1.13% at December 31, 2019	7.8	54.4
Variable-rate Accounts Receivable Facility with an interest rate of 2.77% at December 31, 2019	—	98.2
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 2.11% at June 30, 2020 and 2.92% at December 31, 2019	333.8	338.5
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	348.8	348.5
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	168.1	167.7
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.3	396.1
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.6	154.6
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	18.0	18.0
Other	3.3	4.1
	1,748.5	1,712.8
Less: Current maturities	18.4	64.7
Long-term debt	$1,730.1	$1,648.1

(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)

On June 25, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement ("Senior Credit Facility"). The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At June 30, 2020, the Company had $317.8 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability to $332.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. On May 27, 2020, the Senior Credit Facility was amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio is calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation is effective through June 30, 2021, after which the calculation of the consolidated leverage ratio under the Senior Credit Facility will revert back to using a total debt construct.

On November 1, 2019, the Company assumed certain fixed-rate debt of €16 million associated with the BEKA acquisition that matures on June 30, 2033.

On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2023 Term Loan were used to fund the acquisitions of Apiary Investments Holding Limited ("Cone Drive") and Rollon S.p.A. ("Rollon"), which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the 2023 Term Loan agreement to, among other things, align covenants and other terms with the Senior Credit Facility. On May 27, 2020, the 2023 Term Loan agreement was further amended to align the calculation of the consolidated leverage ratio and other terms with the Senior Credit Facility.

On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 (the "2020 Term Loan"). The Company has paid to-date a total of €93.0 million under the 2020 Term Loan, including a payment of €41.5 million in the second quarter of 2020, which reduced the principal balance to €7.0 million as of June 30, 2020. At June 30, 2020, the 2020 Term Loan was classified as current portion of long-term debt. The Company expects to service interest and repay the remaining principal balance with cash held or generated outside the U.S.

At June 30, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt.

In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At June 30, 2020, outstanding letters of credit totaled $38.5 million, most with expiration dates within 12 months.

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

On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy, Inc. ("Lovejoy") a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 14 other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”). The Company acquired Lovejoy in 2016. Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, allegedly including, but not limited to, a release or threatened release on or from Lovejoy's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site were settled or dismissed prior to our acquisition of Lovejoy.

The Company had total environmental accruals of $5.2 million for various known environmental matters that are probable and reasonably estimable at June 30, 2020 and December 31, 2019, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

The Company is a defendant in a 2017 lawsuit filed in the U.S. by a former employee asserting workplace-related negligence by the Company's medical personnel. No specific amount of damages has been asserted by the plaintiff at this time. While the Company’s defense is ongoing, management’s low end of the range of probable outcomes is immaterial to the Company.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $10.4 million and $7.5 million at June 30, 2020 and December 31, 2019, respectively. The increase in the liability since year end primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims and expected trends that continue to mature.  Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.

Note 12 - Equity

The following tables present the changes in the components of equity for the three and six months ended June 30, 2020 and 2019, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at March 31, 2020	$1,900.3	$53.1	$920.1	$1,964.8	$(118.9)	$(1,001.7)	$82.9
Net income (loss)	61.8			61.9			(0.1)
Foreign currency translation adjustment	24.5				23.3		1.2
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Unrealized gain on marketable securities	0.5				0.5
Change in fair value of derivative financial instruments, net of reclassifications	(2.6)				(2.6)
Dividends – $0.28 per share	(21.0)			(21.0)
Stock-based compensation expense	5.8		5.8
Restricted share activity	—		(1.5)			1.5
Payments related to tax withholding for stock-based compensation	(0.2)					(0.2)
Balance at June 30, 2020	$1,967.6	$53.1	$924.4	$2,005.7	$(99.2)	$(1,000.4)	$84.0

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Cumulative effect of ASU 2016-13 (net of income tax benefit of $0.2 million)	(0.4)			(0.4)
Net income	145.8			142.6			3.2
Foreign currency translation adjustment	(54.3)				(48.0)		(6.3)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.0 million)	(2.8)				(2.8)
Unrealized gain on marketable securities	0.1				0.1
Change in fair value of derivative financial instruments, net of reclassifications	1.6				1.6
Change in ownership of noncontrolling interest	0.5						0.5
Dividends – $0.56 per share	(43.9)			(43.9)
Stock-based compensation expense	11.4		11.4
Stock purchased at fair market value	(42.3)					(42.3)
Stock option exercise activity	7.5		(0.9)			8.4
Restricted share activity	—		(23.7)			23.7
Payments related to tax withholding for stock-based compensation	(10.4)					(10.4)
Balance at June 30, 2020	$1,967.6	$53.1	$924.4	$2,005.7	$(99.2)	$(1,000.4)	$84.0

Note 12 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at March 31, 2019	$1,705.9	$53.1	$938.2	$1,700.8	$(101.1)	$(952.5)	$67.4
Net income	94.9			92.5			2.4
Foreign currency translation adjustment	5.1				4.4		0.7
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Noncontrolling interest acquired	1.8						1.8
Dividends – $0.28 per share	(21.3)			(21.3)
Stock-based compensation expense	7.1		7.1
Stock purchased at fair market value	(15.3)					(15.3)
Stock option exercise activity	7.9		(2.8)			10.7
Restricted share activity	—		(1.2)			1.2
Payments related to tax withholding for stock-based compensation	(1.7)					(1.7)
Balance at June 30, 2019	$1,783.6	$53.1	$941.3	$1,772.0	$(97.5)	$(957.6)	$72.3

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Net income	190.2			184.4			5.8
Foreign currency translation adjustment	0.9				(0.7)		1.6
Pension and postretirement liability adjustments	(0.1)				(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	(1.4)				(1.4)
Noncontrolling interest acquired	1.8						1.8
Dividends – $0.56 per share	(42.6)			(42.6)
Stock-based compensation	14.9		14.9
Stock purchased at fair market value	(23.6)					(23.6)
Stock option exercise activity	8.9		(3.4)			12.3
Restricted share activity	—		(22.1)			22.1
Payments related to tax withholding for stock-based compensation	(8.1)					(8.1)
Balance at June 30, 2019	$1,783.6	$53.1	$941.3	$1,772.0	$(97.5)	$(957.6)	$72.3

Note 13 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended June 30, 2020:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$1.5	$1.7	$—	$3.2
Exit costs	(0.3)	0.2	—	(0.1)
Total	$1.2	$1.9	$—	$3.1

For the six months ended June 30, 2020:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance and related benefit costs	1.6	4.2	0.1	5.9
Exit costs	0.3	0.4	—	0.7
Total	$1.9	$4.7	$0.1	$6.7

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Coronavirus ("COVID-19") Pandemic Cost Reduction Initiatives:
During the three months ended June 30, 2020, the Company recorded $2.0 million in severance and related benefit costs to eliminate approximately 20 salaried positions. Of the $2.0 million charge, $0.6 million related to the Mobile Industries segment and $1.4 million related to the Process Industries segment. The Company announced additional job eliminations during July 2020, as the Company continues to align current employment levels with customer demand. The Company expects to incur charges related to these initiatives of $8 million to $10 million during the remainder of 2020. In addition, the Company expects to incur additional charges related to other cost reduction initiatives to be implemented over the remainder of the year.

Mobile Industries:
On October 16, 2019, the Company announced the reorganization of its bearing plant in Gaffney, South Carolina. The Company will be transferring its high-volume bearing production and roller production to other Timken manufacturing facilities in the U.S. The transfer of these operations is expected to occur by the end of the third quarter of 2020 and is expected to affect approximately 150 employees. The Company expects to incur approximately $8 million to $10 million of pretax costs related to this reorganization. During the six months ended June 30, 2020, the Company recognized severance and related benefits of $0.3 million and exit costs of $0.3 million related to this reorganization. The Company has incurred pretax costs related to this reorganization of $6.6 million as of June 30, 2020, including rationalization costs recorded in cost of products sold.

Process Industries:
On February 4, 2020, the Company announced the closure of its chain plant in Indianapolis, Indiana. This plant was part of the Diamond Chain acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to close by the end of the fourth quarter of 2021 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million related to this closure. During the three and six months ended June 30, 2020, the Company recorded severance and related benefit costs of $0.3 million and $2.2 million, respectively, related to this closure. The Company has incurred pretax costs related to this closure of $3.0 million as of June 30, 2020, including rationalization costs recorded in cost of products sold.

Note 13 - Impairment and Restructuring Charges (continued)

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2020:

June 30, 2020
Beginning balance, January 1	$2.7
Expense	6.6
Payments	(2.9)
Ending balance	$6.4

The restructuring accrual at June 30, 2020 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and six months ended June 30, 2020 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2020.

	U.S. Plans		International Plans		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$2.7	$2.6	$0.4	$0.4	$3.1	$3.0
Interest cost	5.3	6.0	1.3	1.8	6.6	7.8
Expected return on plan assets	(6.4)	(6.4)	(2.1)	(2.6)	(8.5)	(9.0)
Amortization of prior service cost	0.4	0.4	0.1	0.1	0.5	0.5
Recognition of net actuarial losses	8.8	—	—	—	8.8	—
Net periodic benefit cost (credit)	$10.8	$2.6	$(0.3)	$(0.3)	$10.5	$2.3

	U.S. Plans		International Plans		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$5.4	$5.2	$0.8	$0.8	$6.2	$6.0
Interest cost	10.5	12.0	2.8	3.7	13.3	15.7
Expected return on plan assets	(12.7)	(12.8)	(4.3)	(5.2)	(17.0)	(18.0)
Amortization of prior service cost	0.8	0.8	0.1	0.1	0.9	0.9
Recognition of net actuarial losses	8.8	—	—	—	8.8	—
Net periodic benefit cost (credit)	$12.8	$5.2	$(0.6)	$(0.6)	$12.2	$4.6

The Company currently expects to make lump sum payments to new retirees in 2020 in excess of annual interest and service costs for one of the Company's U.S. defined benefit pension plans. This expectation triggered a remeasurement of assets and obligations for this plan at June 30, 2020. As a result of this remeasurement, the Company recognized actuarial losses of $8.8 million during the three months ended June 30, 2020.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and six months ended June 30, 2020 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit (credit) cost:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.5	1.9	1.0	3.8
Expected return on plan assets	(0.1)	(0.8)	(0.2)	(1.6)
Amortization of prior service credit	(2.5)	(0.6)	(4.9)	(1.1)
Net periodic benefit (credit) cost	$(2.0)	$0.6	$(4.0)	$1.2

In January 2020, the Company established a second Voluntary Employee Beneficiary Association ("VEBA") trust for certain active employees’ medical benefits. The Company transferred $50 million from an existing VEBA trust to fund this new VEBA trust. The $50 million that was transferred will primarily be classified as other current assets based on the portfolio of the assets in the trust. The Company expects to fully utilize the assets of the trust in 2020 for the payment of certain active employees’ medical benefits. As of June 30, 2020, the Company had utilized $25 million of the new VEBA trust.

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

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2020	$(186.6)	$65.6	$(0.4)	$2.5	$(118.9)
Other comprehensive income (loss) before reclassifications and income taxes	24.5	—	0.7	(2.2)	23.0
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	—	(1.3)	(3.3)
Income tax benefit (expense)	—	0.5	(0.2)	0.9	1.2
Net current period other comprehensive income (loss), net of income taxes	24.5	(1.5)	0.5	(2.6)	20.9
Noncontrolling interest	(1.2)	—	—	—	(1.2)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	23.3	(1.5)	0.5	(2.6)	19.7
Balance at June 30, 2020	$(163.3)	$64.1	$0.1	$(0.1)	$(99.2)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$—	$(1.7)	$(50.1)
Other comprehensive (loss) income before reclassifications and income taxes	(54.3)	0.2	0.2	4.2	(49.7)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(4.0)	—	(1.9)	(5.9)
Income tax benefit (expense)	—	1.0	(0.1)	(0.7)	0.2
Net current period other comprehensive (loss) income, net of income taxes	(54.3)	(2.8)	0.1	1.6	(55.4)
Noncontrolling interest	6.3	—	—	—	6.3
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(48.0)	(2.8)	0.1	1.6	(49.1)
Balance at June 30, 2020	$(163.3)	$64.1	$0.1	$(0.1)	$(99.2)

Note 16 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2019	$(100.7)	$(0.1)	$—	$(0.3)	$(101.1)
Other comprehensive income (loss) before reclassifications and income taxes	5.1	—	—	(0.2)	4.9
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(0.1)	—	(0.7)	(0.8)
Income tax benefit	—	0.1	—	0.1	0.2
Net current period other comprehensive income (loss), net of income taxes	5.1	—	—	(0.8)	4.3
Noncontrolling interest	(0.7)	—	—	—	(0.7)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	4.4	—	—	(0.8)	3.6
Balance at June 30, 2019	$(96.3)	$(0.1)	$—	$(1.1)	$(97.5)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2018	$(95.6)	$—	$—	$0.3	$(95.3)
Other comprehensive income before reclassifications and income taxes	0.9	—	—	0.2	1.1
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(0.2)	—	(1.9)	(2.1)
Income tax benefit	—	0.1	—	0.3	0.4
Net current period other comprehensive (loss) income, net of income taxes	0.9	(0.1)	—	(1.4)	(0.6)
Noncontrolling interest	(1.6)	—	—	—	(1.6)
Net current period comprehensive loss, net of income taxes and noncontrolling interest	(0.7)	(0.1)	—	(1.4)	(2.2)
Balance at June 30, 2019	$(96.3)	$(0.1)	$—	$(1.1)	$(97.5)
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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$270.3	$268.2	$2.1	$—
Cash and cash equivalents measured at net asset value	145.3
Restricted cash	0.5	0.5	—	—
Short-term investments	52.6	25.6	27.0	—
Foreign currency forward contracts	2.1	—	2.1	—
Total Assets	$470.8	$294.3	$31.2	$—
Liabilities:
Foreign currency forward contracts	$3.0	$—	$3.0	$—
Total Liabilities	$3.0	$—	$3.0	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$160.7	$158.2	$2.5	$—
Cash and cash equivalents measured at net asset value	48.8
Restricted cash	6.7	6.7	—	—
Short-term investments	25.7	—	25.7	—
Short-term investments measured at net asset value	0.1
Foreign currency forward contracts	7.6	—	7.6	—
Total Assets	$249.6	$164.9	$35.8	$—
Liabilities:
Foreign currency forward contracts	$1.4	$—	$1.4	$—
Total Liabilities	$1.4	$—	$1.4	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year, and include $27.0 million of held-to-maturity debt securities valued at amortized cost as well as available-for-sale equity securities having an amortized cost of $25.4 million and a fair value of $25.6 million. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

Note 17 - Fair Value (continued)
In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 3 - Acquisitions for further discussion.

No other material assets were measured at fair value on a nonrecurring basis during the six months ended June 30, 2020 and 2019, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,173.3 million and $1,185.8 million at June 30, 2020 and December 31, 2019, respectively. The carrying value of this debt was $1,089.1 million and $1,086.5 million at June 30, 2020 and December 31, 2019, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of June 30, 2020 and December 31, 2019, the Company had $139.9 million and $295.7 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of June 30, 2020 and December 31, 2019, the Company had $79.3 million and $87.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
The maximum length of time over which the Company hedges its exposure to the variability in future cash flows for forecast transactions is generally eighteen months or less.

Note 18 - Derivative Instruments and Hedging Activities (continued)

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

As of June 30, 2020 and December 31, 2019, the Company had $60.6 million and $207.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2020 and 2019, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense), net	$(3.7)	$(0.3)	$1.8	$2.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:
The Timken Company designs and manages a growing portfolio of engineered bearings and power transmission products. With more than a century of innovation and increasing knowledge, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Philadelphia Gear®, Drives®, Cone Drive®, Rollon®, Lovejoy®, Diamond®, BEKA® and Groeneveld®. Timken employs more than 17,000 people globally in 42 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

Overview:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net sales	$803.5	$1,000.0	$(196.5)	(19.7)%
Net income	61.8	94.9	(33.1)	(34.9)%
Net income attributable to noncontrolling interest	(0.1)	2.4	(2.5)	(104.2)%
Net income attributable to The Timken Company	$61.9	$92.5	$(30.6)	(33.1)%
Diluted earnings per share	$0.82	$1.20	$(0.38)	(31.7)%
Average number of shares – diluted	75,698,289	77,208,432	—	(2.0)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net sales	$1,726.9	$1,979.7	$(252.8)	(12.8)%
Net income	145.8	190.2	(44.4)	(23.3)%
Net income attributable to noncontrolling interest	3.2	5.8	(2.6)	(44.8)%
Net income attributable to The Timken Company	$142.6	$184.4	$(41.8)	(22.7)%
Diluted earnings per share	$1.88	$2.39	$(0.51)	(21.3)%
Average number of shares – diluted	76,032,049	77,098,982	—	(1.4)%
The decrease in net sales for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 was primarily driven by lower organic revenue and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions and favorable pricing. The decrease in net income for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 was primarily due to the impact of lower volume and related manufacturing utilization, and unfavorable currency, partially offset by lower selling, general and administrative ("SG&A") expense, favorable price/mix, and lower material and logistics costs. In addition, discrete tax items were favorable compared to the prior year, partially offset by higher restructuring charges and pension remeasurement actuarial losses.
The decrease in net sales for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 was primarily driven by lower organic revenue and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions. The decrease in net income for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 was primarily due to the impact of lower volume and related manufacturing utilization, and unfavorable currency, partially offset by lower SG&A expenses, favorable price/mix, and lower material and logistics costs. In addition, property losses and discrete tax items were favorable compared to the prior year, partially offset by higher restructuring charges and pension remeasurement actuarial losses.

Outlook:
In December 2019, a COVID-19 outbreak occurred in China and later spread to nearly all parts of the world. Throughout this pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has implemented risk mitigation plans across the enterprise to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent practicable. Timken’s main priority is the health of its employees and others in the communities where it does business.

Throughout the COVID-19 pandemic, Timken has continued to operate and fill customer orders, and has adjusted production as required by local government directives and to reflect changes in global demand. During the first quarter, the Company’s operations in China were shut down for approximately two weeks per a government directive. For most of the second quarter, the Company's operations were adversely impacted by lower global demand caused by the ongoing spread of COVID-19 around the world, which included various customer shut-downs and government imposed operating restrictions in places like India and Italy. Timken's operations in China are now running at near-normal levels and, across the rest of the world, government restrictions were mostly lifted by the end of the second quarter.

During the second quarter, the Company took steps to reduce costs by implementing temporary salary reductions, work furloughs and other actions. Recently, Timken began expanding and accelerating certain structural cost reduction initiatives to align its costs with near-term demand expectations and to improve profitability of the Company longer-term. Timken expects these structural cost reduction actions, combined with other cost reduction initiatives, will generate approximately $50-60 million of total year-on-year savings in the second half of 2020.

Given the continued uncertainty surrounding the COVID-19 pandemic, the Company is not providing detailed sales and earnings guidance at this time. Timken expects revenue to remain lower over the remainder of the year as compared to 2019. The Company expects operating margins to be lower in the second half of 2020 versus the first half of 2020, due to the timing of realization with respect to cost reduction initiatives, normal seasonality, higher restructuring charges and other items.

The Statement of Income

Sales:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net Sales	$803.5	$1,000.0	$(196.5)	(19.7)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net Sales	$1,726.9	$1,979.7	$(252.8)	(12.8)%
Net sales decreased for the three months ended June 30, 2020 compared with the three months ended June 30, 2019. The decrease was primarily due to lower organic revenue of $201 million that was largely due to the impact of the COVID-19 pandemic. In addition to lower organic revenue, the decrease was also due to the unfavorable impact of foreign currency exchange rate changes of $26 million, partially offset by the benefit of acquisitions of $31 million.
Net sales decreased for the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The decrease was primarily due to lower organic revenue of $289 million due to the impact of the COVID-19 pandemic. In addition to lower organic revenue, the decrease was also due to the unfavorable impact of foreign currency exchange rate changes of $42 million, partially offset by the benefit of acquisitions of $79 million.

Gross Profit:

	Three Months Ended June 30,
	2020	2019	$ Change	Change
Gross profit	$230.3	$305.7	$(75.4)	(24.7%)
Gross profit % to net sales	28.7%	30.6%		(190	) bps

	Six Months Ended June 30,
	2020	2019	$ Change	Change
Gross profit	$509.2	$608.3	$(99.1)	(16.3%)
Gross profit % to net sales	29.5%	30.7%		(120	) bps
Gross profit decreased for the three months ended June 30, 2020 compared with the three months ended June 30, 2019, primarily due to the impact of lower volume of $87 million and related unfavorable manufacturing performance of $10 million (which is net of cost-reduction initiatives), as well as the unfavorable impact of foreign currency exchange rates of $11 million. These items were partially offset by lower material and logistics costs (including tariffs) of $14 million, favorable price/mix of $11 million and the net benefit of acquisitions of $8 million.
Gross profit decreased for the six months ended June 30, 2020 compared with the six months ended June 30, 2019, primarily due to the impact of lower volume of $127 million and the related manufacturing utilization of $23 million, as well as the unfavorable impact of foreign currency exchange rates of $20 million. These items were partially offset by favorable price/mix of $24 million, the net benefit of acquisitions of $21 million and lower material and logistics costs (including tariffs) of $21 million. In addition, the Company incurred property losses of $6 million in the first six months of 2019 and did not incur similar costs in the first six months of 2020.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2020	2019	$ Change	Change
Selling, general and administrative expenses	$111.8	$158.7	$(46.9)	(29.6%)
Selling, general and administrative expenses % to net sales	13.9%	15.9%		(200	) bps

	Six Months Ended June 30,
	2020	2019	$ Change	Change
Selling, general and administrative expenses	$265.4	$311.4	$(46.0)	(14.8%)
Selling, general and administrative expenses % to net sales	15.4%	15.7%		(30	) bps
SG&A expenses decreased in the three months ended June 30, 2020 compared with the three months ended June 30, 2019, primarily due to lower employee costs and related benefits and lower discretionary spending as the Company implemented cost reduction initiatives, including temporary salary reductions and work furloughs, to reduce costs to combat the impact of the COVID-19 pandemic. Performance-based compensation was also lower in the second quarter of 2020.
SG&A expenses decreased in the six months ended June 30, 2020 compared with the six months ended June 30, 2019, primarily due to lower employee costs and related benefits, lower performance-based compensation, and lower discretionary spending.

Impairment and Restructuring:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Impairment charges	$—	$0.7	$(0.7)	(100.0)%
Severance and related benefit costs	3.2	0.8	2.4	300.0%
Exit costs	(0.1)	0.4	(0.5)	(125.0)%
Total	$3.1	$1.9	$1.2	63.2%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Impairment charges	$0.1	$0.7	$(0.6)	(85.7)%
Severance and related benefit costs	5.9	0.8	5.1	NM
Exit costs	0.7	0.4	0.3	75.0%
Total	$6.7	$1.9	$4.8	NM
Impairment and restructuring charges of $3.1 million and $6.7 million during the three and six months ended June 30, 2020 were comprised primarily of severance and related benefits associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including planned closures of the Company's Indianapolis, Indiana chain plant and the reorganization of the Company's Gaffney, South Carolina bearing facility. In addition, the Company recognized severance and related benefits as it began to accelerate and expand cost reduction initiatives. The Company expects to incur charges related to these initiatives of $8 million to $10 million during the remainder of 2020. In addition, the Company expects to incur additional charges related to other cost reduction initiatives to be implemented over the remainder of the year.

Impairment and restructuring charges of $1.9 million during the three and six months ended June 30, 2019 were primarily due to severance and related benefits associated with a variety of initiatives to reduce headcount.

The Company expects to generate approximately $50 million to $60 million in year over year cost savings during the second half of 2020 as a result of the above mentioned initiatives, as well as other cost reduction initiatives executed during the remainder of the year.

Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Other Income (Expense):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(5.3)	$0.2	$(5.5)	NM
Other (expense) income, net	(2.0)	1.4	(3.4)	NM
Total other income (expense), net	$(7.3)	$1.6	$(8.9)	NM

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(1.9)	$0.3	$(2.2)	NM
Other income, net	2.1	4.7	(2.6)	(55.3)%
Total other income (expense), net	$0.2	$5.0	$(4.8)	(96.0)%
Non-service pension and other postretirement expense increased in the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019, primarily due to actuarial losses of $8.8 million realized in the second quarter of 2020 due to the remeasurement of pension plan assets and obligations for one of the Company's U.S. defined benefit pension plans. The remeasurement was required in the second quarter of 2020 as a result of lump sum payments to new retirees in 2020 that are expected to exceed annual service and interest costs. This increase was partially offset by higher amortization of prior service credit due to a plan amendment for the Company's postretirement benefit plans in the second half of 2019. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Other (expense) income, net decreased in the three months ended June 30, 2020 compared with the three months ended June 30, 2019, primarily due to higher foreign currency exchange losses, lower royalty income and higher losses on the disposal of fixed assets. Other income, net decreased in the six months ended June 30, 2020 compared with the six months ended June 30, 2019, primarily due to higher losses on the disposal of fixed assets and lower foreign currency gains.

Income Tax Expense:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Provision for income taxes	$28.0	$33.6	$(5.6)	(16.7)%
Effective tax rate	31.2%	26.1%		510 bps

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Provision for income taxes	$57.6	$74.9	$(17.3)	(23.1)%
Effective tax rate	28.3%	28.3%		—
Income tax expense decreased $5.6 million for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 primarily due to lower pre-tax earnings. The effective tax rate for the three months ended June 30, 2020 was 31.2% as compared to 26.1% for the three months ended June 30, 2019, primarily due to higher discrete tax expense in the current year compared to discrete tax benefits in the prior year.
Income tax expense decreased $17.3 million for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 primarily due to lower pre-tax earnings. Income tax expense also decreased due to additional accruals recorded discretely for uncertain tax positions in the prior year related to U.S. Tax Reform. These impacts were partially offset by the projected increase in the mix of earnings in the international jurisdictions with relatively higher tax rates.
Refer to Note 6 - Income Taxes for more information on the computation of the income tax expense in interim periods.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted by the U.S. on March 27, 2020, did not have a material impact on the Company's provision for income taxes for the six months ended June 30, 2020. The Company is continuing to analyze the ongoing impact of the CARES Act.

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

The following items highlight the Company's acquisitions completed in 2019 by segment based on the customers and underlying markets served:

•	The Company acquired BEKA during the fourth quarter of 2019. The majority of the results for BEKA are reported in the Mobile Industries segment.

•	The Company acquired Diamond Chain during the second quarter of 2019. The majority of the results for Diamond Chain are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended June 30,
	2020	2019	$ Change	Change
Net sales	$342.6	$493.7	$(151.1)	(30.6%)
EBITDA	$38.8	$78.0	$(39.2)	(50.3%)
EBITDA margin	11.3%	15.8%		(450	) bps

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net sales	$342.6	$493.7	$(151.1)	(30.6%)
Less: Acquisitions	21.3	—	21.3	NM
Currency	(14.0)	—	(14.0)	NM
Net sales, excluding the impact of acquisitions and currency	$335.3	$493.7	$(158.4)	(32.1%)

	Six Months Ended June 30,
	2020	2019	$ Change	Change
Net sales	$809.3	$993.7	$(151.1)	(15.2%)
EBITDA	$113.9	$157.3	$(43.4)	(27.6%)
EBITDA margin	14.1%	15.8%		(170	) bps

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net sales	$809.3	$993.7	$(184.4)	(18.6%)
Less: Acquisitions	47.7	—	47.7	NM
Currency	(21.5)	—	(21.5)	NM
Net sales, excluding the impact of acquisitions and currency	$783.1	$993.7	$(210.6)	(21.2%)
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $158.4 million or 32.1% in the three months ended June 30, 2020 compared with the three months ended June 30, 2019, reflecting lower shipments across most market sectors due in large part to the impact of the COVID-19 pandemic. EBITDA decreased by $39.2 million or 50.3% in the three months ended June 30, 2020 compared with the three months ended June 30, 2019, primarily due to the impact of lower volume and related manufacturing utilization, as well as the unfavorable impact of foreign currency exchange rate changes. These decreases were partially offset by the favorable impact of cost-reduction initiatives, including temporary salary reductions and work furloughs, favorable price/mix, lower material and logistics costs, lower performance-based compensation and the favorable impact of acquisitions.
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $210.6 million or 21.2% in the six months ended June 30, 2020 compared with the six months ended June 30, 2019, reflecting lower shipments across most market sectors, partially offset by organic growth in the aerospace sector, as well as higher pricing. EBITDA decreased by $43.4 million or 27.6% in the six months ended June 30, 2020 compared with the six months ended June 30, 2019, primarily due to the impact of lower volume and related manufacturing utilization, as well as the unfavorable impact of foreign currency exchange rate changes. These decreases were partially offset by the favorable impact of cost-reduction initiatives, including temporary salary reductions and work furloughs, favorable price/mix, lower material and logistics costs, lower performance-based compensation and the favorable impact of acquisitions.

Process Industries Segment:

	Three Months Ended June 30,
	2020	2019	$ Change	Change
Net sales	$460.9	$506.3	$(45.4)	(9.0%)
EBITDA	$126.3	$125.7	$0.6	0.5%
EBITDA margin	27.4%	24.8%		260 bps

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net sales	$460.9	$506.3	$(45.4)	(9.0%)
Less: Acquisitions	9.6	—	9.6	NM
Currency	(12.5)	—	(12.5)	NM
Net sales, excluding the impact of acquisitions and currency	$463.8	$506.3	$(42.5)	(8.4)%

	Six Months Ended June 30,
	2020	2019	$ Change	Change
Net sales	$917.6	$986.0	$(68.4)	(6.9%)
EBITDA	$233.8	$253.3	$(19.5)	(7.7%)
EBITDA margin	25.5%	25.7%		(20) bps

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net sales	$917.6	$986.0	$(68.4)	(6.9%)
Less: Acquisitions	30.9	—	30.9	NM
Currency	(20.9)	—	(20.9)	NM
Net sales, excluding the impact of acquisitions and currency	$907.6	$986.0	$(78.4)	(8.0)%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $42.5 million or 8.4% in the three months ended June 30, 2020 compared with the three months ended June 30, 2019. The decrease was primarily driven by lower demand across most industrial sectors, partially offset by increased demand in the renewable energy sector, as well as higher pricing. EBITDA increased $0.6 million or 0.5% in the three months ended June 30, 2020 compared with the three months ended June 30, 2019 primarily due to the favorable impact of cost-reduction initiatives, including temporary salary reductions and work furloughs, lower performance-based compensation and lower material and logistics costs, partially offset by the impact of lower demand and unfavorable impact of foreign currency exchange rate changes.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $78.4 million or 8.0% in the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The decrease was primarily driven by lower demand across most industrial sectors, partially offset by increased demand in the renewable energy sector, as well as higher pricing. EBITDA decreased $19.5 million or 7.7% in the six months ended June 30, 2020 compared with the six months ended June 30, 2019 primarily due to the impact of lower demand and the impact of unfavorable foreign currency exchange rate changes, partially offset by lower SG&A expenses, favorable price/mix, lower material and logistics costs and the net benefit of acquisitions.

Corporate:

	Three Months Ended June 30,
	2020	2019	$ Change	Change
Corporate EBITDA	$(6.5)	$(15.3)	$8.8	(57.5%)
Corporate EBTIDA % to net sales	(0.8)%	(1.5)%		70 bps

	Six Months Ended June 30,
	2020	2019	$ Change	Change
Corporate EBITDA	$(17.6)	$(29.4)	$11.8	(40.1%)
Corporate EBTIDA % to net sales	(1.0)%	(1.5)%		50 bps
Corporate EBITDA increased in the three months ended June 30, 2020 compared with the three months ended June 30, 2019, primarily due to the favorable impact of cost reduction initiatives, including temporary salary reductions and work furloughs, as well as lower performance-based compensation.

Corporate EBITDA increased in the six months ended June 30, 2020 compared with the six months ended June 30, 2019, primarily due to the favorable impact of cost reduction initiatives, including temporary salary reductions and work furloughs, lower performance-based compensation and lower transaction costs related to acquisitions.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

Current Assets:

	June 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$415.6	$209.5	$206.1	98.4%
Restricted cash	0.5	6.7	(6.2)	(92.5)%
Accounts receivable, net	541.6	545.1	(3.5)	(0.6)%
Unbilled receivables	126.2	129.2	(3.0)	(2.3)%
Inventories, net	784.0	842.0	(58.0)	(6.9)%
Deferred charges and prepaid expenses	33.4	36.7	(3.3)	(9.0)%
Other current assets	105.6	105.4	0.2	0.2%
Total current assets	$2,006.9	$1,874.6	$132.3	7.1%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Inventories, net decreased primarily due to a decrease in finished goods inventory of $39 million as a result of lower second quarter demand and related efforts to reduce inventory, as well as the unfavorable impact of foreign currency exchange rate changes of $14 million.

Property, Plant and Equipment, Net:

	June 30, 2020	December 31, 2019	$ Change	% Change
Property, plant and equipment, net	$962.1	$989.2	$(27.1)	(2.7)%
The decrease in net property, plant and equipment for the six months of 2020 was primarily due to depreciation in 2020 of $56 million and the net impact of foreign currency exchange rate changes of $19 million, partially offset by capital expenditures of $53 million.

Other Assets:

	June 30, 2020	December 31, 2019	$ Change	% Change
Goodwill	$996.5	$993.7	$2.8	0.3%
Other intangible assets	731.4	758.5	(27.1)	(3.6)%
Operating lease assets	110.3	114.1	(3.8)	(3.3)%
Non-current pension assets	7.9	3.4	4.5	132.4%
Non-current other postretirement benefit assets	—	36.6	(36.6)	(100.0)%
Deferred income taxes	69.7	71.8	(2.1)	(2.9)%
Other non-current assets	16.2	18.0	(1.8)	(10.0)%
Total other assets	$1,932.0	$1,996.1	$(64.1)	(3.2)%
The decrease in other intangible assets was primarily due to current-year amortization of $23 million and the unfavorable impact of foreign currency exchange rate changes of $2 million.

At December 31, 2019, as a result of a plan amendment, one of the Company's postretirement benefit plans was overfunded. The decrease in non-current other postretirement benefit assets was due to the creation of a new VEBA trust in January 2020. The Company transferred $50 million from an existing VEBA trust under the overfunded plan to fund the new VEBA trust to pay certain active employees' medical benefits, which caused the postretirement plan to become underfunded. The remaining balance of this plan, after the transfer of the $50 million, was reclassified to accrued postretirement benefits on the Consolidated Balance sheet as of June 30, 2020. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Current Liabilities:

	June 30, 2020	December 31, 2019	$ Change	% Change
Short-term debt	$42.9	$17.3	$25.6	148.0%
Current portion of long-term debt	18.4	64.7	(46.3)	(71.6)%
Short-term operating lease liabilities	27.5	28.3	(0.8)	(2.8)%
Accounts payable	267.3	301.7	(34.4)	(11.4)%
Salaries, wages and benefits	106.0	134.5	(28.5)	(21.2)%
Income taxes payable	31.2	17.8	13.4	75.3%
Other current liabilities	171.5	172.3	(0.8)	(0.5)%
Total current liabilities	$664.8	$736.6	$(71.8)	(9.7)%
The increase in short-term debt was primarily due to the increase in borrowings under variable-rate lines of credit for the Company's foreign subsidiaries. The Company increased its borrowings in order to increase its cash position and enhance the Company's financial flexibility due to the uncertainty in the global markets resulting from the ongoing COVID-19 pandemic. The decrease in the current portion of long-term debt was primarily due to the payment of $47 million on the Company's 2020 Term Loan that matures in September 2020.

The decrease in accounts payable was primarily due to a decrease in purchasing activity as a result of lower sales volume. The decrease in accrued salaries, wages and benefits was primarily due to the 2019 performance-based compensation exceeding accruals for 2020 performance-based compensation, partially offset by increases in payroll tax accruals due to deferral of payments until 2021 and 2022 as allowed under the U.S. Cares Act.

The increase in income taxes payable was primarily due to the current year income tax expense, as well as the deferral of second quarter income tax payments, partially offset by cash payments.

Non-Current Liabilities:

	June 30, 2020	December 31, 2019	$ Change	% Change
Long-term debt	$1,730.1	$1,648.1	$82.0	5.0%
Accrued pension benefits	173.3	165.1	8.2	5.0%
Accrued postretirement benefits	44.9	31.8	13.1	41.2%
Long-term operating lease liabilities	70.2	71.3	(1.1)	(1.5)%
Deferred income taxes	158.1	168.2	(10.1)	(6.0)%
Other non-current liabilities	92.0	84.0	8.0	9.5%
Total non-current liabilities	$2,268.6	$2,168.5	$100.1	4.6%
The increase in long-term debt was primarily due to an increase in borrowings of $185 million under the Company's Senior Credit Facility. The incremental borrowings were intended to increase the Company's cash position and enhance financial flexibility during this period of uncertainty caused by the ongoing COVID-19 pandemic. This increase was partially offset by the payoff of borrowings under the Accounts Receivable facility.

The increase in accrued postretirement benefits was primarily due to the creation of the new VEBA trust. In January 2020, the Company transferred $50 million from an existing VEBA trust under the Company's postretirement benefit plans to fund the new VEBA trust to pay certain active employees' medical benefits. The creation of the new VEBA trust shifted the balance from overfunded as of December 31, 2020 to a liability position as of June 30, 2020. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Shareholders’ Equity:

	June 30, 2020	December 31, 2019	$ Change	% Change
Common shares	$977.5	$990.7	$(13.2)	(1.3)%
Earnings invested in the business	2,005.7	1,907.4	98.3	5.2%
Accumulated other comprehensive loss	(99.2)	(50.1)	(49.1)	98.0%
Treasury shares	(1,000.4)	(979.8)	(20.6)	2.1%
Noncontrolling interest	84.0	86.6	(2.6)	(3.0)%
Total shareholders’ equity	$1,967.6	$1,954.8	$12.8	0.7%
Earnings invested in the business in the six months of 2020 increased by net income attributable to the Company of $142.6 million, partially offset by dividends declared of $43.9 million. The increase in accumulated other comprehensive loss was primarily due to foreign currency translation adjustments of $48.0 million. See Other Disclosures - Foreign Currency for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of one million of its common shares for $42.3 million in the first quarter of 2020, partially offset by $21.7 million of new shares issued, net of shares surrendered, for stock compensation plans in 2020.

Cash Flows

	Six Months Ended June 30,
	2020	2019	$ Change
Net cash provided by operating activities	$303.6	$209.9	$93.7
Net cash used in investing activities	(64.7)	(119.8)	55.1
Net cash used in financing activities	(31.3)	(56.9)	25.6
Effect of exchange rate changes on cash	(7.7)	1.1	(8.8)
Increase in cash, cash equivalents and restricted cash	$199.9	$34.3	$165.6

Operating Activities:
The increase in net cash provided by operating activities for the first six months of 2020 compared with the first six months of 2019 was primarily due to a reduction in cash used for working capital items of $99.9 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities. Part of the reduction in working capital items was due to the deferral of net payroll tax payments, as allowed under the U.S. Cares Act. These payments, as well as similar expected payroll tax deferrals in the second half of 2020, are payable in two installments in 2021 and 2022.

The following table displays the impact of working capital items on cash during the six months of 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019	$ Change
Cash (Used) Provided:
Accounts receivable	$(8.4)	$(35.9)	$27.5
Unbilled receivables	3.0	(36.6)	39.6
Inventories	41.3	16.6	24.7
Trade accounts payable	(28.9)	13.4	(42.3)
Other accrued expenses	5.3	(45.1)	50.4
Cash (used in) provided by working capital items	$12.3	$(87.6)	$99.9

The following table displays the impact of income taxes on cash during the six months of 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019	$ Change
Accrued income tax expense	$57.6	$74.9	$(17.3)
Income tax payments	(32.5)	(68.7)	36.2
Other miscellaneous items	(1.3)	(3.8)	2.5
Change in income taxes	$23.8	$2.4	$21.4
Investing Activities:
The decrease in net cash used in investing activities for the six months of 2020 compared with the six months of 2019 was primarily due to a decrease in cash used for acquisitions of $76.3 million, partially offset by a $17.3 million increase in cash used for capital expenditures.
Financing Activities:
The decrease in net cash used in financing activities for the six months of 2020 compared with the six months of 2019 was primarily due to an increase in net borrowings of $49 million, partially offset by an increase in the purchase of shares of $18.7 million.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2020	December 31, 2019
Short-term debt	$42.9	$17.3
Current portion of long-term debt	18.4	64.7
Long-term debt	1,730.1	1,648.1
Total debt	$1,791.4	$1,730.1
Less: Cash and cash equivalents	415.6	209.5
Net debt	$1,375.8	$1,520.6

Ratio of Net Debt to Capital:

	June 30, 2020	December 31, 2019
Net debt	$1,375.8	$1,520.6
Total equity	1,967.6	1,954.8
Net debt plus total equity (capital)	$3,343.4	$3,475.4
Ratio of net debt to capital	41.1%	43.8%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At June 30, 2020, the Company had strong liquidity with $415.6 million of cash and cash equivalents on the Consolidated Balance Sheet. $253.7 million of its $415.6 million of cash and cash equivalents resided in jurisdictions outside the U.S. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At June 30, 2020, the Senior Credit Facility had outstanding borrowings of $317.8 million, which reduced the availability to $332.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of June 30, 2020, the Company's consolidated leverage ratio was 2.12 to 1.0 (this is based on the new net debt construct discussed further below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of June 30, 2020, the Company's consolidated interest coverage ratio was 9.74 to 1.0.

On May 27, 2020, both the Senior Credit Facility and the 2023 Term Loan were amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio.  As amended, the consolidated leverage ratio under both the Senior Credit Facility and the 2023 Term Loan is calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation will be effective through June 30, 2021, after which the calculation of the consolidated leverage ratio under the Senior Credit Facility and the 2023 Term Loan will revert back to a total debt construct.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 2.23% and the average rate on outstanding Euro borrowings was 1.04% as of June 30, 2020. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. The Company currently carries investment-grade credit ratings with Standard and Poor's (BBB-), Moody's (Baa3) and Fitch (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of June 30, 2020, the Company had no outstanding borrowings under the Accounts Receivable Facility. However, certain borrowing base limitations reduced the availability under the Accounts Receivable Facility to $86.9 million at June 30, 2020.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $267.7 million. At June 30, 2020, the Company had borrowings outstanding of $42.9 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to approximately $224.3 million.

At June 30, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants.

The Company believes that it is in a strong financial position with over $400 million of cash and cash equivalents on the balance sheet as of June 30, 2020. Additionally, the Company has total availability under its Senior Credit Facility and Accounts Receivable Facility of approximately $420 million that may be used for general corporate purchases. The Company expects to continue to generate strong cash flow from operating activities in 2020 and has no significant long-term debt maturities before September 2023. These sources of cash are expected to provide sufficient liquidity to allow the Company to meet its future cash requirements.

Financing Obligations and Other Commitments:
During the first six months of 2020, the Company made cash contributions and payments of $7.4 million to its global defined benefit pension plans and $1.2 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of between $11 million and $13 million in 2020. The Company expects to make additional payments of approximately $3 million and $5 million to its other postretirement benefit plans in 2020. Excluding mark-to-market charges, the Company expects lower pension and other postretirement benefits expense in 2020.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2019, during the six months ended June 30, 2020.
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, performing its annual impairment test as of October 1st. In each interim period, the Company assesses whether or not an indicator of impairment is present that would necessitate a goodwill and indefinite-lived intangible assets impairment analysis be performed in an interim period other than during the fourth quarter. While the Company currently expects the COVID-19 pandemic will have a near-term negative impact on the financial results of the Company, as evidenced by the customer demand impact in the second quarter of 2020, the duration and magnitude of the impact is currently not determinable. While the Company has taken a number of actions to align to the overall global short-term decrease in demand, those actions in the second quarter are mainly short term in nature and designed to be quickly reassessed to align to anticipated future potential global demand. The Company has also initiated other longer term cost reduction initiatives at the end of the quarter, but there have been no current adjustments or expectations of adjusting any significant long term strategic plans or forecasts at this time. The Company will be finalizing long term forecasts in the second half of 2020. As the anticipated duration of the COVID-19 pandemic and resulting financial impact is expected to develop further over the remainder of 2020, the Company will monitor any potential impacts on long-term forecasts that could potentially require a goodwill and indefinite-lived quantitative impairment analysis.

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

For the six months ended June 30, 2020, the Company recorded negative foreign currency translation adjustments of $48.0 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $0.7 million that decreased shareholders' equity for the six months ended June 30, 2019. The foreign currency translation adjustments for the six months ended June 30, 2020 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Indian Rupee, Brazilian Real, Chinese Yuan Renminbi and South African Rand.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended June 30, 2020 totaled $0.6 million of net gains, compared with $2.2 million of net gains during the three months ended June 30, 2019. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the six months ended June 30, 2020 totaled $0.7 million of net gains, compared with $3.2 million of net gains during the six months ended June 30, 2019.

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

•	the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and

•	those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 or this Form 10-Q.

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

On November 1, 2019, the Company completed the acquisition of BEKA. The results of this acquisition are included in the Company’s consolidated financial statements for the first six months of 2020. The total and net assets of BEKA represent 4% and 8% of the Company’s total and net assets, respectively as of June 30, 2020. The net sales and net income of BEKA represented 4% of the Company’s consolidated net sales and less than 1% of the Company’s consolidated net income for the first six months of 2020. The Company is currently integrating this acquisition into its internal control framework and processes, and as prescribed by U.S Securities and Exchange Commission rules and regulations, the Company will include BEKA in the internal control over financial reporting assessment as of December 31, 2020.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors

The information set forth in this Form 10-Q, including, without limitation, the risk factors presented below, updates and should be read in conjunction with, the risk factors disclosed in Part 1, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

A work stoppage at one of our suppliers, whether caused by COVID-19 or otherwise, could also materially and adversely affect our operations if an alternative source of supply is not readily available. In addition, if one or more of our customers were to experience a work stoppage, whether due to COVID-19 or otherwise, that customer could halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the credit and default risk or bankruptcy of customers or suppliers as a result of work stoppages could also materially and adversely affect our operations and results.

If government imposed restrictions continue, are reimposed, or are expanded or the COVID-19 pandemic worsens, our business could be further adversely impacted in a material way.

The global outbreak of COVID-19 continues to create economic demand and operational uncertainty. We have global operations, customers and suppliers, in countries most impacted by COVID-19. The COVID-19 outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel and manufacturing operations in many regions of the world that are changing frequently as the pandemic evolves. In addition, we have implemented risk mitigation plans across the enterprise (including work-from-home policies, "social distancing," and use of personal protective equipment) to reduce the risk of spreading the virus in many of our global locations. To the extent that governments implement more restrictive mandates to combat the spread of COVID-19, or reimpose restrictions that have now lapsed, or to the extent that the COVID-19 outbreak intensifies, we could experience additional material impacts on our short-term and long-term operations and related results of operations, including revenue, gross margins, operating margins and cash flows.

The full magnitude of the COVID-19 pandemic, including the extent of the total impact on the Company’s business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time due to the fluidity of the situation. The full impact of the COVID-19 pandemic will be determined by its duration, its geographic spread, the rate and intensity of individual spread, the extent and length of business disruptions due to government mandates and health authority guidance and the overall impact on the global economy, among other factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2020.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/20 - 4/30/20	24	$30.43	—	4,357,042
5/1/20 - 5/31/20	—	—	—	4,357,042
6/1/20 - 6/30/20	3,356	42.91	—	4,357,042
Total	3,380	$42.82	—

(1)
Of the shares purchased in April and June, 24 and 3,356, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2020 filed on August 3, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: August 3, 2020	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2020	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)