Form 10-Q
period 2020-09-30
TIMKEN CO
filed 2020-10-29
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Common Shares, without par value	75,356,188 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions, except per share data)
Net sales	$894.6	$914.0	$2,621.5	$2,893.7
Cost of products sold	630.9	636.5	1,848.6	2,007.9
Gross Profit	263.7	277.5	772.9	885.8
Selling, general and administrative expenses	132.7	148.0	398.1	459.4
Impairment and restructuring charges	12.0	1.6	18.7	3.5
Operating Income	119.0	127.9	356.1	422.9
Interest expense	(16.3)	(18.2)	(52.3)	(55.5)
Interest income	0.9	1.1	3.0	3.5
Non-service pension and other postretirement income (expense)	15.3	(14.4)	13.4	(14.1)
Other income (expense), net	(1.0)	5.8	1.1	10.5
Income Before Income Taxes	117.9	102.2	321.3	367.3
Provision for income taxes	26.6	35.5	84.2	110.4
Net Income	91.3	66.7	237.1	256.9
Less: Net income attributable to noncontrolling interest	2.5	2.5	5.7	8.3
Net Income Attributable to The Timken Company	$88.8	$64.2	$231.4	$248.6

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.18	$0.85	$3.07	$3.28

Diluted earnings per share	$1.16	$0.84	$3.04	$3.23
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Net Income	$91.3	$66.7	$237.1	$256.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	63.5	(63.0)	9.2	(62.1)
Pension and postretirement liability adjustments	(1.2)	76.7	(4.0)	76.6
Change in fair value of marketable securities	(0.1)	—	—	—
Change in fair value of derivative financial instruments	(1.8)	1.9	(0.2)	0.5
Other comprehensive income, net of tax	60.4	15.6	5.0	15.0
Comprehensive Income, net of tax	151.7	82.3	242.1	271.9
Less: comprehensive income (loss) attributable to noncontrolling interest	3.0	0.7	(0.1)	8.1
Comprehensive Income Attributable to The Timken Company	$148.7	$81.6	$242.2	$263.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$313.1	$209.5
Restricted cash	0.9	6.7
Accounts receivable, less allowances (2020 – $17.1 million; 2019 – $18.1 million)	571.5	545.1
Unbilled receivables	141.1	129.2
Inventories, net	789.9	842.0
Deferred charges and prepaid expenses	32.7	36.7
Other current assets	115.3	105.4
Total Current Assets	1,964.5	1,874.6
Property, Plant and Equipment, net	980.2	989.2
Other Assets
Goodwill	1,021.1	993.7
Other intangible assets	737.2	758.5
Operating lease assets	105.4	114.1
Non-current pension assets	9.0	3.4
Non-current other postretirement benefit assets	—	36.6
Deferred income taxes	72.9	71.8
Other non-current assets	18.8	18.0
Total Other Assets	1,964.4	1,996.1
Total Assets	$4,909.1	$4,859.9
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$64.8	$17.3
Current portion of long-term debt	10.8	64.7
Short-term operating lease liabilities	26.6	28.3
Accounts payable, trade	306.7	301.7
Salaries, wages and benefits	116.7	134.5
Income taxes payable	23.3	17.8
Other current liabilities	191.5	172.3
Total Current Liabilities	740.4	736.6
Non-Current Liabilities
Long-term debt	1,533.0	1,648.1
Accrued pension benefits	161.5	165.1
Accrued postretirement benefits	44.8	31.8
Long-term operating lease liabilities	66.0	71.3
Deferred income taxes	162.3	168.2
Other non-current liabilities	102.1	84.0
Total Non-Current Liabilities	2,069.7	2,168.5
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2020 – 98,375,135 shares; 2019 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	930.6	937.6
Earnings invested in the business	2,073.4	1,907.4
Accumulated other comprehensive loss	(39.3)	(50.1)
Treasury shares at cost (2020 – 23,018,947 shares; 2019 – 22,836,180 shares)	(989.7)	(979.8)
Total Shareholders’ Equity	2,028.1	1,868.2
Noncontrolling Interest	70.9	86.6
Total Equity	2,099.0	1,954.8
Total Liabilities and Equity	$4,909.1	$4,859.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$237.1	$256.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125.2	120.4
Impairment charges	0.1	0.8
Loss (gain) on sale of assets	1.7	(1.0)
Deferred income tax (benefit) provision	(6.7)	1.7
Stock-based compensation expense	19.2	20.7
Pension and other postretirement (income) expense	(3.9)	23.2
Pension and other postretirement benefit contributions and payments	(12.9)	(37.1)
Changes in operating assets and liabilities:
Accounts receivable	(27.6)	(6.4)
Unbilled receivables	(11.9)	(35.0)
Inventories	47.9	37.8
Accounts payable, trade	2.8	(7.4)
Other accrued expenses	49.4	(28.7)
Income taxes	12.4	9.0
Other, net	24.4	(0.1)
Net Cash Provided by Operating Activities	457.2	354.8
Investing Activities
Capital expenditures	(85.7)	(82.9)
Acquisitions, net of cash received	(6.7)	(82.7)
Investments in short-term marketable securities, net	(10.4)	0.1
Other	1.4	3.3
Net Cash Used in Investing Activities	(101.4)	(162.2)
Financing Activities
Cash dividends paid to shareholders	(65.0)	(63.8)
Purchase of treasury shares	(42.3)	(56.1)
Proceeds from exercise of stock options	18.2	9.9
Payments related to tax withholding for stock-based compensation	(12.0)	(9.3)
Accounts receivable facility borrowings	10.0	25.0
Accounts receivable facility payments	(110.0)	—
Proceeds from long-term debt	550.0	451.0
Payments on long-term debt	(635.2)	(481.7)
Deferred financing costs	(1.6)	(1.9)
Short-term debt activity, net	46.0	(10.2)
Noncontrolling interest dividends paid	(15.8)	(0.3)
Net Cash Used in Financing Activities	(257.7)	(137.4)
Effect of exchange rate changes on cash	(0.3)	(6.4)
Increase in Cash, Cash Equivalents and Restricted Cash	97.8	48.8
Cash, cash equivalents and restricted cash at beginning of year	216.2	133.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$314.0	$181.9
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

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently updated with ASU 2019-04 in April 2019. These ASUs change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application requires significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2020, and the impact of adoption was not material to the Company's results of operations and financial condition. Refer to Note 12 - Equity for the cumulative effect of initially applying ASU 2016-13.

New Accounting Guidance Issued and Not Yet Adopted:

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate, and will determine the timing for implementation of this guidance after completing that analysis.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which is intended to reduce complexity in the accounting for income taxes while maintaining or improving the usefulness of information provided to financial statement users. The guidance amends certain existing provisions under ASC 740 to address a number of distinct items. This standard is effective for public companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact of this standard on its results of operations and financial conditions.

Note 3 - Acquisitions
During 2019, the Company completed two acquisitions. On November 1, 2019, the Company completed the acquisition of BEKA Lubrication ("BEKA"), a leading global supplier of automatic lubrication systems. BEKA serves a diverse range of industrial sectors, including wind, food and beverage, rail, on- and off-highway and other process industries. Headquartered in Pegnitz, Germany, BEKA has manufacturing and research and development facilities in Germany, and assembly facilities and sales offices around the world. On April 1, 2019, the Company completed the acquisition of Diamond Chain Company ("Diamond Chain"), a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain operates primarily in the United States and China. These acquisitions are collectively referred to hereafter as the "2019 Acquisitions."

The following table presents the purchase price allocation at fair value, net of cash acquired, for the 2019 Acquisitions as of September 30, 2020:

	Initial Purchase Price Allocation	Adjustments	Purchase Price Allocation
Assets:
Accounts receivable, net	$26.3	$(0.1)	$26.2
Inventories, net	62.9	(0.4)	62.5
Other current assets	4.9	0.2	5.1
Property, plant and equipment, net	57.4	(0.1)	57.3
Operating lease assets	4.7	(0.1)	4.6
Goodwill	44.2	6.6	50.8
Other intangible assets	84.4	—	84.4
Other non-current assets	0.7	—	0.7
Total assets acquired	$285.5	$6.1	$291.6
Liabilities:
Accounts payable, trade	$10.8	$(0.2)	$10.6
Salaries, wages and benefits	6.8	—	6.8
Income taxes payable	2.1	—	2.1
Other current liabilities	6.7	0.4	7.1
Short-term debt	0.8	—	0.8
Long-term debt	17.2	—	17.2
Accrued pension benefits	0.5	—	0.5
Accrued postretirement benefits	0.1	—	0.1
Long-term operating lease liabilities	4.1	(0.1)	4.0
Deferred income taxes	5.1	(0.7)	4.4
Other non-current liabilities	1.1	—	1.1
Total liabilities assumed	$55.3	$(0.6)	$54.7
Noncontrolling interest acquired	1.8	—	1.8
Net assets acquired	$228.4	$6.7	$235.1
In March 2020, the Company accrued $6.6 million for a working capital adjustment to the purchase price for BEKA in accordance with the purchase agreement, which was paid during the second quarter of 2020 in the amount of $6.7 million. This adjustment, as well as other measurement period adjustments recorded in 2020, resulted in a $6.6 million increase to goodwill.
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

Note 3 - Acquisitions (continued)
The above purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. The purchase price allocation for BEKA is preliminary as a result of the continued evaluation of working capital accounts and contingent liabilities, as well as the finalization of the Company's review pertaining to a limited set of valuation calculations and inputs. The primary areas of the BEKA purchase price allocation that have not been finalized relate to the fair value of inventory, net property, plant, and equipment and other intangible assets, and the related impacts on deferred income taxes and goodwill. During the measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Mobile	Process	Total	Mobile	Process	Total
United States	$220.7	$163.2	$383.9	$245.8	$196.0	$441.8
Americas excluding United States	45.1	36.0	81.1	54.7	41.1	95.8
Europe / Middle East / Africa	92.7	114.3	207.0	85.3	120.2	205.5
Asia-Pacific	70.1	152.5	222.6	69.3	101.6	170.9
Net sales	$428.6	$466.0	$894.6	$455.1	$458.9	$914.0

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Mobile	Process	Total	Mobile	Process	Total
United States	$645.5	$529.5	$1,175.0	$778.1	$632.6	$1,410.7
Americas excluding United States	120.7	100.3	221.0	160.4	125.5	285.9
Europe / Middle East / Africa	280.2	342.8	623.0	288.2	374.3	662.5
Asia-Pacific	191.5	411.0	602.5	222.1	312.5	534.6
Net sales	$1,237.9	$1,383.6	$2,621.5	$1,448.8	$1,444.9	$2,893.7
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended	Nine Months Ended
Revenue by sales channel	September 30, 2020	September 30, 2019
Original equipment manufacturers	60%	56%
Distribution/end users	40%	44%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the nine months ended September 30, 2020 and September 30, 2019, approximately 12% and 11%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 5% of total net sales represented service revenue during the nine months ended September 30, 2020 and September 30, 2019, respectively. Finally, the United States ("U.S.") government or its contractors represented approximately 9% and 8% of total net sales during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Note 4 - Revenue (continued)

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $246 million at September 30, 2020.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2020:

September 30, 2020
Beginning balance, January 1	$129.2
Additional unbilled revenue recognized	310.0
Less: amounts billed to customers	(298.1)
Ending balance	$141.1

There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2020.

Note 5 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Mobile Industries	$428.6	$455.1	$1,237.9	$1,448.8
Process Industries	466.0	458.9	1,383.6	1,444.9
Net sales	$894.6	$914.0	$2,621.5	$2,893.7
Segment EBITDA:
Mobile Industries	$64.0	$70.1	$177.9	$227.4
Process Industries	109.2	116.5	343.0	369.8
Total EBITDA, for reportable segments	$173.2	$186.6	$520.9	$597.2
Corporate EBITDA	(10.6)	(11.2)	(28.2)	(40.6)
Corporate pension and other postretirement benefit related income (expense) (1)	11.9	(16.9)	3.1	(16.9)
Depreciation and amortization	(41.2)	(39.2)	(125.2)	(120.4)
Interest expense	(16.3)	(18.2)	(52.3)	(55.5)
Interest income	0.9	1.1	3.0	3.5
Income before income taxes	$117.9	$102.2	$321.3	$367.3

(1) Corporate pension and other postretirement benefit related income (expense) represents actuarial gains and (losses) that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions.

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for income taxes	$26.6	$35.5	$84.2	$110.4
Effective tax rate	22.6%	34.7%	26.2%	30.1%
Income tax expense for the three and nine months ended September 30, 2020 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates and unfavorable U.S. permanent differences.

The effective tax rate of 22.6% for the three months ended September 30, 2020 was lower than the rate for the three months ended September 30, 2019 primarily due to the projected decrease in the mix of earnings in international jurisdictions with relatively higher tax rates. Income tax expense also decreased due to discrete tax benefit in the current year compared to discrete tax expense in the prior year.

The effective tax rate of 26.2% for the nine months ended September 30, 2020 was lower than the rate for the nine months ended September 30, 2019. Income tax expense was lower due to the projected decrease in the mix of earnings in international jurisdictions with relatively higher tax rates. In addition, income tax expense decreased due to additional accruals recorded discretely for uncertain tax positions in the prior year related to the U.S. Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform").

Note 7 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to The Timken Company	$88.8	$64.2	$231.4	$248.6
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$88.8	$64.2	$231.4	$248.6
Denominator:
Weighted average number of shares outstanding - basic	75,223,462	75,628,410	75,288,567	75,864,544
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,062,674	964,284	843,353	1,037,882
Weighted average number of shares outstanding assuming dilution of stock options and awards	76,286,136	76,592,694	76,131,920	76,902,426
Basic earnings per share	$1.18	$0.85	$3.07	$3.28
Diluted earnings per share	$1.16	$0.84	$3.04	$3.23
The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during certain periods presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2020 and 2019 were zero and 1,445,986, respectively. The antidilutive stock options outstanding during the nine months ended September 30, 2020 and 2019 were 902,169 and 1,355,247, respectively.

Note 8 - Inventories
The components of inventories at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Manufacturing supplies	$34.7	$34.2
Raw materials	98.3	100.0
Work in process	304.2	308.9
Finished products	401.6	439.0
Subtotal	838.8	882.1
Allowance for obsolete and surplus inventory	(48.9)	(40.1)
Total Inventories, net	$789.9	$842.0
Inventories are valued at net realizable value, with approximately 60% valued on the first-in, first-out ("FIFO") method and the remaining 40% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at September 30, 2020 and December 31, 2019 was $161.8 million and $164.6 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The prior year balances have been revised to align to the current year classification of the LIFO reserve and the allowance for obsolete and surplus inventory.

Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$361.3	$632.4	$993.7
Acquisitions	4.4	2.2	6.6
Foreign currency translation adjustments and other changes	7.8	13.0	20.8
Ending balance	$373.5	$647.6	$1,021.1

The addition of $6.6 million of goodwill from acquisitions represents measurement period adjustments recorded in 2020 primarily for the 2019 acquisition of BEKA.

The following table displays intangible assets as of September 30, 2020 and December 31, 2019:

	Balance at September 30, 2020			Balance at December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$519.8	$(152.3)	$367.5	$510.9	$(128.8)	$382.1
Technology and know-how	270.2	(66.7)	203.5	265.1	(54.7)	210.4
Trade names	12.7	(6.7)	6.0	12.7	(6.1)	6.6
Capitalized software	274.0	(252.0)	22.0	270.3	(245.8)	24.5
Other	14.0	(9.8)	4.2	13.8	(9.1)	4.7
	$1,090.7	$(487.5)	$603.2	$1,072.8	$(444.5)	$628.3
Intangible assets not subject to amortization:
Trade names	$125.3		$125.3	$121.5		$121.5
FAA air agency certificates	8.7		8.7	8.7		8.7
	$134.0		$134.0	$130.2		$130.2
Total intangible assets	$1,224.7	$(487.5)	$737.2	$1,203.0	$(444.5)	$758.5

Amortization expense for intangible assets was $42.1 million and $43.3 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets is projected to be $55.4 million in 2020; $53.0 million in 2021; $48.1 million in 2022; $45.1 million in 2023; and $43.3 million in 2024.

Note 10 - Financing Arrangements
Short-term debt at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Variable-rate Accounts Receivable Facility with an interest rate of 2.77% at December 31, 2019	$—	$1.8
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.15% to 1.75% at September 30, 2020 and 0.27%to 1.75% at December 31, 2019	64.8	15.5
Short-term debt	$64.8	$17.3
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations. As of September 30, 2020, there were no outstanding borrowings under the Accounts Receivable Facility and the availability under the Accounts Receivable Facility was at $100.0 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income.

The Company also maintains uncommitted lines of credit at certain foreign subsidiaries, which provide for short-term borrowings up to $278.3 million in the aggregate. At September 30, 2020, the Company’s foreign subsidiaries had borrowings outstanding of $64.8 million and bank guarantees of $0.7 million, which reduced the aggregate availability under these facilities to $212.8 million.

Long-term debt at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 2.29% and Euro of 1.10% at September 30, 2020 and 2.85% and Euro of 1.00% at December 31, 2019	$114.3	$132.7
Variable-rate Euro Term Loan(1), matured on September 18, 2020, with an interest of 1.13% at December 31, 2019	—	54.4
Variable-rate Accounts Receivable Facility with an interest rate of 2.77% at December 31, 2019	—	98.2
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 2.11% at September 30, 2020 and 2.92% at December 31, 2019	331.7	338.5
Fixed-rate Senior Unsecured Notes(1), maturing on September 01, 2024, with an interest rate of 3.875%	348.9	348.5
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 07, 2027, with an interest rate of 2.02%	175.4	167.7
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.4	396.1
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.6	154.6
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	18.4	18.0
Other	4.1	4.1
	1,543.8	1,712.8
Less: Current maturities	10.8	64.7
Long-term debt	$1,533.0	$1,648.1
(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)

On June 25, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement ("Senior Credit Facility"). The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At September 30, 2020, the Company had $114.3 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability to $535.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. On May 27, 2020, the Senior Credit Facility was amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio is calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation is effective through June 30, 2021, after which the calculation of the consolidated leverage ratio under the Senior Credit Facility will revert back to using a total debt construct.

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

On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matured on September 18, 2020 (the "2020 Term Loan"). Upon the final payment during the third quarter of 2020, the Company fully repaid the 2020 Term Loan.
At September 30, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt.

In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At September 30, 2020, outstanding letters of credit totaled $40.0 million, most with expiration dates within 12 months.

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

The Company had total environmental accruals of $5.1 million and $5.2 million for various known environmental matters that are probable and reasonably estimable at September 30, 2020 and December 31, 2019, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $9.7 million and $7.5 million at September 30, 2020 and December 31, 2019, respectively. The increase in the liability since year end primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims and expected trends that continue to mature.  Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.

Note 12 - Equity

The following tables present the changes in the components of equity for the three and nine months ended September 30, 2020 and 2019, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at June 30, 2020	$1,967.6	$53.1	$924.4	$2,005.7	$(99.2)	$(1,000.4)	$84.0
Net income	91.3			88.8			2.5
Foreign currency translation adjustment	63.5				63.0		0.5
Pension and other postretirement liability adjustments (net of income tax benefit of $0.4 million)	(1.2)				(1.2)
Unrealized gain on marketable securities	(0.1)				(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	(1.8)				(1.8)
Dividends declared to noncontrolling interest	(16.1)						(16.1)
Dividends – $0.28 per share	(21.1)			(21.1)
Stock-based compensation expense	7.8		7.8
Stock option exercise activity	10.7		(1.5)			12.2
Restricted share activity	—		(0.1)			0.1
Payments related to tax withholding for stock-based compensation	(1.6)					(1.6)
Balance at September 30, 2020	$2,099.0	$53.1	$930.6	$2,073.4	$(39.3)	$(989.7)	$70.9

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Cumulative effect of ASU 2016-13 (net of income tax benefit of $0.2 million)	(0.4)			(0.4)
Net income	237.1			231.4			5.7
Foreign currency translation adjustment	9.2				15.0		(5.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.4 million)	(4.0)				(4.0)
Change in fair value of derivative financial instruments, net of reclassifications	(0.2)				(0.2)
Change in ownership of noncontrolling interest	0.5						0.5
Dividends declared to noncontrolling interest	(16.1)						(16.1)
Dividends – $0.84 per share	(65.0)			(65.0)
Stock-based compensation expense	19.2		19.2
Stock purchased at fair market value	(42.3)					(42.3)
Stock option exercise activity	18.2		(2.4)			20.6
Restricted share activity	—		(23.8)			23.8
Payments related to tax withholding for stock-based compensation	(12.0)					(12.0)
Balance at September 30, 2020	$2,099.0	$53.1	$930.6	$2,073.4	$(39.3)	$(989.7)	$70.9

Note 12 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at June 30, 2019	$1,783.6	$53.1	$941.3	$1,772.0	$(97.5)	$(957.6)	$72.3
Net income	66.7			64.2			2.5
Foreign currency translation adjustment	(63.0)				(61.2)		(1.8)
Pension and other postretirement liability adjustments (net of income tax expense of $25.4 million)	76.7				76.7
Change in fair value of derivative financial instruments, net of reclassifications	1.9				1.9
Dividends paid to noncontrolling interest	(0.3)						(0.3)
Dividends – $0.28 per share	(21.2)			(21.2)
Stock-based compensation expense	5.8		5.8
Stock purchased at fair market value	(32.5)					(32.5)
Stock option exercise activity	1.0		(1.0)			2.0
Restricted share activity	—		(0.6)			0.6
Payments related to tax withholding for stock-based compensation	(1.2)					(1.2)
Balance at September 30, 2019	$1,817.5	$53.1	$945.5	$1,815.0	$(80.1)	$(988.7)	$72.7

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Net income	256.9			248.6			8.3
Foreign currency translation adjustment	(62.1)				(61.9)		(0.2)
Pension and postretirement liability adjustments (net of income tax expense of $25.3 million)	76.6				76.6
Change in fair value of derivative financial instruments, net of reclassifications	0.5				0.5
Dividends paid to noncontrolling interest	(0.3)						(0.3)
Noncontrolling interest acquired	1.8						1.8
Dividends – $0.84 per share	(63.8)			(63.8)
Stock-based compensation	20.7		20.7
Stock purchased at fair market value	(56.1)					(56.1)
Stock option exercise activity	9.9		(4.4)			14.3
Restricted share activity	—		(22.7)			22.7
Payments related to tax withholding for stock-based compensation	(9.3)					(9.3)
Balance at September 30, 2019	$1,817.5	$53.1	$945.5	$1,815.0	$(80.1)	$(988.7)	$72.7

Note 13 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2020:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$5.9	$5.6	$0.4	$11.9
Exit costs	0.1	—	—	0.1
Total	$6.0	$5.6	$0.4	$12.0

For the nine months ended September 30, 2020:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance and related benefit costs	7.5	9.8	0.5	17.8
Exit costs	0.4	0.4	—	0.8
Total	$7.9	$10.3	$0.5	$18.7

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Coronavirus ("COVID-19") Pandemic Cost Reduction Initiatives:
During the three months and nine months ended September 30, 2020, the Company recorded $9.5 million and $11.5 million in severance and related benefit costs to eliminate approximately 200 salaried positions to align current employment levels with customer demand. Of the $9.5 million charge, $4.9 million related to the Mobile Industries segment, $4.2 million related to the Process Industries segment and $0.4 million related to Corporate. Of the $11.5 million charge, $5.5 million related to the Mobile Industries segment, $5.6 million related to the Process Industries segment and $0.4 million related to Corporate.

Mobile Industries:
On October 16, 2019, the Company announced the reorganization of its bearing plant in Gaffney, South Carolina. The Company transferred its high-volume bearing production and roller production to other Timken manufacturing facilities in the U.S. The transfer of these operations was substantially completed by the end of the third quarter of 2020 and is expected to affect approximately 150 employees. The Company expected to incur approximately $8 million to $10 million of pretax costs in total related to this reorganization. During the nine months ended September 30, 2020, the Company recognized severance and related benefits of $0.3 million and exit costs of $0.4 million related to this reorganization. The Company has incurred cumulative pretax costs related to this reorganization of $7.2 million as of September 30, 2020, including rationalization costs recorded in cost of products sold.

Process Industries:
On February 4, 2020, the Company announced the closure of its chain plant in Indianapolis, Indiana. This plant was part of the Diamond Chain acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to close by the end of the fourth quarter of 2021 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million of expenses related to this closure. During the three and nine months ended September 30, 2020, the Company recorded severance and related benefit costs of $0.4 million and $2.6 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $4.3 million as of September 30, 2020, including rationalization costs recorded in cost of products sold.

Note 13 - Impairment and Restructuring Charges (continued)

On September 3, 2020, the Company announced the reorganization of its bearing plant in Canton, Ohio. The Company will be transferring production for certain product lines to other Timken locations in order to streamline resources and better align capacity with demand. The transfer of these operations is expected to occur by early 2021 and is expected to affect approximately 40 employees. The Company expects to incur approximately $2.0 million to $2.5 million of pretax costs related to this reorganization. During the three months ended September 30, 2020, the Company recognized severance and related benefits of $0.6 million related to this reorganization. The Company has incurred cumulative pretax costs related to this reorganization of $0.6 million as of September 30, 2020, including rationalization costs recorded in cost of products sold.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2020:

September 30, 2020
Beginning balance, January 1	$2.7
Expense	18.6
Payments	(13.5)
Ending balance	$7.8
The restructuring accrual at September 30, 2020 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2020 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2020.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$2.7	$2.6	$0.5	$0.4	$3.2	$3.0
Interest cost	5.2	5.7	1.4	1.8	6.6	7.5
Expected return on plan assets	(6.3)	(6.4)	(2.2)	(2.4)	(8.5)	(8.8)
Amortization of prior service cost	0.4	0.4	—	—	0.4	0.4
Recognition of net actuarial (gains) losses	(12.8)	7.0	—	—	(12.8)	7.0
Curtailment loss	0.9	—	—	—	0.9	—
Net periodic benefit (credit) cost	$(9.9)	$9.3	$(0.3)	$(0.2)	$(10.2)	$9.1

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$8.1	$7.8	$1.3	$1.2	$9.4	$9.0
Interest cost	15.7	17.7	4.2	5.5	19.9	23.2
Expected return on plan assets	(19.0)	(19.2)	(6.5)	(7.6)	(25.5)	(26.8)
Amortization of prior service cost	1.2	1.2	0.1	0.1	1.3	1.3
Recognition of net actuarial (gains) losses	(4.0)	7.0	—	—	(4.0)	7.0
Curtailment loss	0.9	—	—	—	0.9	—
Net periodic benefit cost (credit)	$2.9	$14.5	$(0.9)	$(0.8)	$2.0	$13.7

In September 2020, the Company announced the reorganization of its bearing plant in Canton, Ohio, which is expected to affect approximately 40 employees. The announcement of the reorganization triggered a curtailment of one of the Company's U.S. defined benefit pension plans. The Company recognized a curtailment loss of $0.9 million and an actuarial gain of $0.7 million during the three months ended September 30, 2020.

The Company's lump sum payments to new retirees in 2020 exceeded annual interest and service costs for one of the Company's U.S. defined benefit pension plans. This triggered a remeasurement of assets and obligations for this plan at June 30, 2020 and September 30, 2020. As a result of this remeasurement, the Company recognized actuarial gains of $12.1 million and $3.3 million during the three and nine months ended September 30, 2020, respectively.

In July 2019, the Company made a payment of approximately $24.0 million of deferred compensation to a former executive officer of the Company. The payment triggered a pension remeasurement for one of the Company’s U.S. defined benefit pension plans during the third quarter of 2019. As a result of this remeasurement, the Company recognized an actuarial loss of $7.0 million during the three months ended September 30, 2019.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2020 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit (credit) cost:
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.6	1.2	1.6	5.0
Expected return on plan assets	(0.1)	(0.8)	(0.3)	(2.4)
Amortization of prior service credit	(2.4)	(2.0)	(7.3)	(3.1)
Recognition of net actuarial losses	—	9.9	—	9.9
Net periodic benefit (credit) cost	$(1.9)	$8.3	$(5.9)	$9.5
In January 2020, the Company established a second Voluntary Employee Beneficiary Association ("VEBA") trust for certain active employees’ medical benefits. The Company transferred $50 million from an existing VEBA trust to fund this new VEBA trust. The $50 million that was transferred was primarily classified as other current assets based on the portfolio of the assets in the trust. The Company expects to fully utilize the assets of the trust in 2020 for the payment of certain active employees’ medical benefits. As of September 30, 2020, the Company had utilized $38 million of the new VEBA trust.

In July 2019, the Company announced changes to the medical plan offerings of certain of its postretirement benefit plans, effective January 1, 2020, which impacted the benefits provided to certain retirees. The plan amendment: (1) resulted in a $92.8 million reduction in the postretirement benefit obligation and a corresponding pretax adjustment to accumulated other comprehensive loss; and (2) triggered a remeasurement of the postretirement obligation, and as a result, the Company recognized an actuarial loss of $9.9 million during the three months ended September 30, 2019. Beginning in third quarter of 2019, the Company began amortizing the pretax adjustment of $92.8 million from accumulated other comprehensive loss into net periodic benefit cost (as a benefit) over the next twelve years.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2020	$(163.3)	$64.1	$0.1	$(0.1)	$(99.2)
Other comprehensive income (loss) before reclassifications and income taxes	63.5	(0.2)	—	(1.9)	61.4
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes		(1.4)	(0.2)	(0.7)	(2.3)
Income tax benefit		0.4	0.1	0.8	1.3
Net current period other comprehensive income (loss), net of income taxes	63.5	(1.2)	(0.1)	(1.8)	60.4
Noncontrolling interest	(0.5)				(0.5)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	63.0	(1.2)	(0.1)	(1.8)	59.9
Balance at September 30, 2020	$(100.3)	$62.9	$—	$(1.9)	$(39.3)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$—	$(1.7)	$(50.1)
Other comprehensive (loss) income before reclassifications and income taxes	9.2	—	0.5	2.3	12.0
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes		(5.4)	(0.5)	(2.6)	(8.5)
Income tax benefit		1.4	—	0.1	1.5
Net current period other comprehensive (loss) income, net of income taxes	9.2	(4.0)	—	(0.2)	5.0
Noncontrolling interest	5.8				5.8
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	15.0	(4.0)	—	(0.2)	10.8
Balance at September 30, 2020	$(100.3)	$62.9	$—	$(1.9)	$(39.3)

Note 16 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2019	$(96.3)	$(0.1)	$—	$(1.1)	$(97.5)
Other comprehensive income (loss) before reclassifications and income taxes	(63.0)	103.7	—	3.2	43.9
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(1.6)	—	(1.0)	(2.6)
Income tax expense	—	(25.4)	—	(0.3)	(25.7)
Net current period other comprehensive income (loss), net of income taxes	(63.0)	76.7	—	1.9	15.6
Noncontrolling interest	1.8	—	—	—	1.8
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	(61.2)	76.7	—	1.9	17.4
Balance at September 30, 2019	$(157.5)	$76.6	$—	$0.8	$(80.1)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2018	$(95.6)	$—	$—	$0.3	$(95.3)
Other comprehensive income before reclassifications and income taxes	(62.1)	103.7	—	3.4	45.0
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(1.8)	—	(2.9)	(4.7)
Income tax expense	—	(25.3)	—	—	(25.3)
Net current period other comprehensive (loss) income, net of income taxes	(62.1)	76.6	—	0.5	15.0
Noncontrolling interest	0.2	—	—	—	0.2
Net current period comprehensive loss, net of income taxes and noncontrolling interest	(61.9)	76.6	—	0.5	15.2
Balance at September 30, 2019	$(157.5)	$76.6	$—	$0.8	$(80.1)
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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$313.0	$310.2	$2.8	$—
Cash and cash equivalents measured at net asset value	0.1
Restricted cash	0.9	0.9	—	—
Short-term investments	48.6	11.6	37.0	—
Foreign currency forward contracts	1.1	—	1.1	—
Total Assets	$363.7	$322.7	$40.9	$—
Liabilities:
Foreign currency forward contracts	$4.9	$—	$4.9	$—
Total Liabilities	$4.9	$—	$4.9	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$160.7	$158.2	$2.5	$—
Cash and cash equivalents measured at net asset value	48.8
Restricted cash	6.7	6.7	—	—
Short-term investments	25.7	—	25.7	—
Short-term investments measured at net asset value	0.1
Foreign currency forward contracts	7.6	—	7.6	—
Total Assets	$249.6	$164.9	$35.8	$—
Liabilities:
Foreign currency forward contracts	$1.4	$—	$1.4	$—
Total Liabilities	$1.4	$—	$1.4	$—
Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year, and include $37.0 million of held-to-maturity debt securities valued at amortized cost as well as available-for-sale equity securities having an amortized cost of $11.5 million and a fair value of $11.6 million. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

Note 17 - Fair Value (continued)
In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 3 - Acquisitions for further discussion.
No other material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020 and 2019, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,193.6 million and $1,185.8 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of this debt was $1,096.8 million and $1,086.5 million at September 30, 2020 and December 31, 2019, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

On September 8, 2020, the Company entered into a $100 million floating-to-fixed rate swap on the 2023 Term Loan, which hedges the change in the 1-month LIBOR rate October 30, 2020 through September 11, 2023 to a fixed rate. The Company’s risk management objective is to hedge the risk of changes in the monthly interest expense attributable to changes in the benchmark interest rate.

On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 07, 2027 (2027 Notes) as a hedge against its net investment in one of its European affiliates. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the US dollar and the Euro. The net impact for the three months ended September 30, 2020 was to record a gain of $0.7 million to accumulated comprehensive loss with a corresponding offset to other (expense) income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2020 and December 31, 2019, the Company had $155.3 million and $295.7 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

Note 18 - Derivative Instruments and Hedging Activities (continued)

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

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of September 30, 2020 and December 31, 2019, the Company had $81.1 million and $87.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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

As of September 30, 2020 and December 31, 2019, the Company had $74.2 million and $207.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2020 and 2019, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2020	2019	2020	2019
Foreign currency forward contracts	Other income (expense), net	$(2.9)	$6.3	$(1.1)	$9.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:
The Timken Company designs and manages a growing portfolio of engineered bearings and power transmission products. With more than a century of innovation and increasing knowledge, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Philadelphia Gear®, Drives®, Cone Drive®, Rollon®, Lovejoy®, Diamond®, BEKA® and Groeneveld®. Timken employs more than 17,000 people globally in 42 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:
•Mobile Industries serves OEM customers that manufacture off-highway equipment for the agricultural, mining and construction markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; rail cars and locomotives; outdoor power equipment; rotorcraft and fixed-wing aircraft; and other mobile equipment. Beyond service parts sold to OEMs, aftermarket sales and services to individual end users, equipment owners, operators and maintenance shops are handled directly or through the Company's extensive network of authorized automotive and heavy-truck distributors.
•Process Industries serves OEM and end-user customers in industries that place heavy demands on the fixed operating equipment they make or use in heavy and other general industrial sectors. This includes metals, cement and aggregate production; power generation and renewable energy sources; oil and gas extraction and refining; pulp and paper and food processing; automation and robotics; and health and critical motion control equipment. Other applications include marine equipment, gear drives, cranes, hoists and conveyors. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors and through the provision of services directly to end users.

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

Overview:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net sales	$894.6	$914.0	$(19.4)	(2.1)%
Net income	91.3	66.7	24.6	36.9%
Net income attributable to noncontrolling interest	2.5	2.5	—	—%
Net income attributable to The Timken Company	$88.8	$64.2	$24.6	38.3%
Diluted earnings per share	$1.16	$0.84	$0.32	38.1%
Average number of shares – diluted	76,286,136	76,592,694	—	(0.4)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net sales	$2,621.5	$2,893.7	$(272.2)	(9.4)%
Net income	237.1	256.9	(19.8)	(7.7)%
Net income attributable to noncontrolling interest	5.7	8.3	(2.6)	(31.3)%
Net income attributable to The Timken Company	$231.4	$248.6	$(17.2)	(6.9)%
Diluted earnings per share	$3.04	$3.23	$(0.19)	(5.9)%
Average number of shares – diluted	76,131,920	76,902,426	—	(1.0)%
The decrease in net sales for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 was primarily driven by lower organic revenue, partially offset by the benefit of acquisitions. The increase in net income for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 was primarily due to pension and other postretirement plan remeasurement income (versus expense in the same period a year ago), lower operating expenses reflecting the impact of cost reduction initiatives, favorable manufacturing utilization and a lower income tax rate, partially offset by the unfavorable impact of lower volume, price/mix, currency exchange rate changes, and higher restructuring charges. Refer to Note 14 – Retirement Benefit Plans and Note 15 – Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information on pension and other postretirement plan remeasurement income/expense in 2020 and 2019.

The decrease in net sales for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 was primarily driven by lower organic revenue and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions. The decrease in net income for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 was primarily due to the impact of lower volume and related manufacturing utilization, the unfavorable impact of foreign currency exchange rate changes and higher restructuring charges. The decrease was partially offset by lower operating expenses, reflecting cost reduction initiatives, pension and other postretirement plan remeasurement income (versus expense in the same period a year ago), lower material and logistics costs and favorable price/mix. Results for the nine months ended September 30, 2020 also benefited from favorable discrete tax adjustments and favorable property losses and related recoveries.

Outlook:
The world continues to be impacted by the COVID-19 pandemic. Throughout the pandemic, the Company has been adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. The Company has implemented risk mitigation plans across the enterprise to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent practicable. Timken’s main priority is the health of its employees and others in the communities where it does business.

Throughout the COVID-19 pandemic, Timken has continued to operate and fill customer orders, and has adjusted production as required by local government directives and to reflect changes in global demand. For most of the second quarter, the Company's operations were adversely impacted by lower global demand caused by the ongoing spread of COVID-19 around the world, which included various customer shut-downs and government imposed operating restrictions in places like India and Italy. Government restrictions on Timken's operations were mostly lifted by the end of the second quarter. During the third quarter, Timken was able to operate with no major restrictions, and production levels improved from the second quarter.

During the second quarter, the Company took steps to reduce costs by implementing temporary salary reductions, work furloughs and other actions to align its costs with near-term demand expectations. During the third quarter, Timken continued certain temporary cost reduction actions and expanded and accelerated certain structural cost reduction initiatives to align its costs with near-term demand expectations and to improve the profitability of the Company longer term. Timken expects these structural cost reduction actions, in aggregate, to generate approximately $55 million to $60 million of total year-on-year savings in the second half of 2020.

Given the continued uncertainty surrounding the COVID-19 pandemic, the Company is not providing detailed sales and earnings guidance at this time. Timken expects fourth quarter 2020 revenue to be below the third quarter due to seasonality and below the fourth quarter of 2019 due to reduced demand, mainly due to COVID-19. The Company expects to generate positive cash flow during the fourth quarter of 2020 and improve operating margins compared to the fourth quarter of 2019 due to better cost performance.

The Statement of Income

Sales:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net Sales	$894.6	$914.0	$(19.4)	(2.1)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net Sales	$2,621.5	$2,893.7	$(272.2)	(9.4)%
Net sales decreased for the three months ended September 30, 2020 compared with the three months ended September 30, 2019. The decrease was primarily due to lower organic revenue of $47 million, partially offset by the benefit of acquisitions of $29 million. The lower organic revenue was driven by lower demand across most end markets, partially offset by significant growth in renewable energy.
Net sales decreased for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The decrease was primarily due to lower organic revenue of $336 million and the unfavorable impact of foreign currency exchange rate changes of $44 million, partially offset by the benefit of acquisitions of $107 million. The lower organic revenue was primarily due to the impact of the COVID-19 pandemic that impacted most end markets, partially offset by growth in renewable energy.

Gross Profit:

	Three Months Ended September 30,
	2020	2019	$ Change	Change
Gross profit	$263.7	$277.5	$(13.8)	(5.0%)
Gross profit % to net sales	29.5%	30.4%		(90)	bps

	Nine Months Ended September 30,
	2020	2019	$ Change	Change
Gross profit	$772.9	$885.8	$(112.9)	(12.7%)
Gross profit % to net sales	29.5%	30.6%		(110)	bps
Gross profit decreased for the three months ended September 30, 2020 compared with the three months ended September 30, 2019, primarily due to the impact of lower volume of $24 million and the unfavorable impact of foreign currency exchange rate changes of $6 million, partially offset by favorable manufacturing performance of $10 million, and the net benefit of acquisitions of $8 million.

Gross profit decreased for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily due to the impact of lower volume of $152 million, the unfavorable impact of foreign currency exchange rate changes of $25 million, and the related manufacturing utilization of $14 million. These items were partially offset by the net benefit of acquisitions of $29 million, lower material and logistics costs of $25 million, and favorable price/mix of $16 million. In addition, the Company recognized net insurance proceeds of $4 million for the first nine months of 2020 after incurring property losses of $6 million in the first nine months of 2019.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2020	2019	$ Change	Change
Selling, general and administrative expenses	$132.7	$148.0	$(15.3)	(10.3%)
Selling, general and administrative expenses % to net sales	14.8%	16.2%		(140)	bps

	Nine Months Ended September 30,
	2020	2019	$ Change	Change
Selling, general and administrative expenses	$398.1	$459.4	$(61.3)	(13.3%)
Selling, general and administrative expenses % to net sales	15.2%	15.9%		(70)	bps
SG&A expenses decreased in the three months ended September 30, 2020 compared with the three months ended September 30, 2019, primarily due to lower employee costs and related benefits, including temporary salary reductions and permanent headcount reductions, and lower discretionary spending. Performance-based compensation was also lower in the third quarter of 2020.

SG&A expenses decreased in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily due to lower employee costs and related benefits and lower discretionary spending as the Company implemented cost reduction initiatives, including temporary salary reductions, work furloughs and permanent headcount reductions, to reduce costs to combat the impact of the COVID-19 pandemic and lower demand. Performance-based compensation was also lower for the nine months ended September 30, 2020.

Impairment and Restructuring:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Impairment charges	$—	$0.1	$(0.1)	(100.0)%
Severance and related benefit costs	11.9	0.8	11.1	1,387.5%
Exit costs	0.1	0.7	(0.6)	(85.7)%
Total	$12.0	$1.6	$10.4	650.0%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Impairment charges	$0.1	$0.8	$(0.7)	(87.5)%
Severance and related benefit costs	17.8	1.6	16.2	1,012.5%
Exit costs	0.8	1.1	(0.3)	(27.3)%
Total	$18.7	$3.5	$15.2	434.3
Impairment and restructuring charges of $12.0 million and $18.7 million during the three and nine months ended September 30, 2020 were comprised primarily of severance and related benefits associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Company's Indianapolis, Indiana chain plant and the reorganization of the Company's Canton, Ohio and Gaffney, South Carolina bearing facilities. In addition, the Company recognized severance and related benefits as it began to accelerate and expand cost reduction initiatives.

Impairment and restructuring charges of $1.6 million and $3.5 million during the three and nine months ended September 30, 2019 were primarily due to severance and related benefits associated with a variety of initiatives to reduce headcount.

The Company expects to generate approximately $55 million to $60 million in year-over-year cost savings during the second half of 2020 as a result of company-wide cost reduction initiatives, including the above mentioned actions.

Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Other Income (Expense):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Non-service pension and other postretirement income (expense)	$15.3	$(14.4)	$29.7	(206.3)%
Other (expense) income, net	(1.0)	5.8	(6.8)	(117.2)%
Total other income (expense), net	$14.3	$(8.6)	$22.9	(266.3)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Non-service pension and other postretirement income (expense)	$13.4	$(14.1)	$27.5	(195.0)%
Other income, net	1.1	10.5	(9.4)	(89.5)%
Total other income (expense), net	$14.5	$(3.6)	$18.1	(502.8)%
The Company recognized non-service pension and other postretirement income in the three and nine months ended September 30, 2020 compared to pension and other postretirement expense in the three and nine months ended September 30, 2019, primarily due to pension actuarial gains in 2020 compared to pension and other postretirement plan actuarial losses in 2019. The actuarial gains in 2020 were primarily due to a pension plan remeasurement triggered by lump sum payments to new retirees exceeding annual service and interest costs for one the Company’s U.S. defined benefit pension plans, and actuarial losses in 2019 were due to a pension plan remeasurement triggered by the payment of deferred compensation to a former executive officer, as well as the remeasurement triggered by a plan amendment of the Company’s other postretirement benefit plans. In addition, there was higher amortization of prior service credit in the current year due to a plan amendment for the Company's postretirement benefit plans in the second half of 2019. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Other (expense) income, net decreased in the three months ended September 30, 2020 compared with the three months ended September 30, 2019, primarily due to higher foreign currency exchange losses and lower royalty income. Other income, net decreased in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily due to higher losses on the disposal of fixed assets, lower foreign currency gains, and lower royalty income.

Income Tax Expense:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Provision for income taxes	$26.6	$35.5	$(8.9)	(25.1)%
Effective tax rate	22.6%	34.7%		(1,210) bps

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Provision for income taxes	$84.2	$110.4	$(26.2)	(23.7)%
Effective tax rate	26.2%	30.1%		(390) bps
Income tax expense decreased $8.9 million for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 primarily due to the projected decrease in the mix of the earnings in international jurisdictions with relatively higher tax rates and other discrete tax benefits in 2020, compared to discrete tax expense in the prior year.

Income tax expense decreased $26.2 million for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 primarily due to lower pre-tax earnings. Income tax expense was also lower due to the projected decrease in the mix of earnings in the international jurisdictions with relatively higher tax rates and additional accruals recorded discretely for uncertain tax positions in the prior year related to U.S. Tax Reform.
Refer to Note 6 - Income Taxes for more information on the computation of the income tax expense in interim periods.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted by the U.S. on March 27, 2020, did not have a material impact on the Company's provision for income taxes for the nine months ended September 30, 2020. The Company is continuing to analyze the ongoing impact of the CARES Act.

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

The following items highlight the Company's acquisitions completed in 2019 by segment based on the customers and underlying markets served:
•The Company acquired BEKA during the fourth quarter of 2019. The majority of the results for BEKA are reported in the Mobile Industries segment.
•The Company acquired Diamond Chain during the second quarter of 2019. The majority of the results for Diamond Chain are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended September 30,
	2020	2019	$ Change	Change
Net sales	$428.6	$455.1	$(26.5)	(5.8%)
EBITDA	$64.0	$70.1	$(6.1)	(8.7%)
EBITDA margin	14.9%	15.4%		(50)	bps

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net sales	$428.6	$455.1	$(26.5)	(5.8%)
Less: Acquisitions	19.8	—	19.8	NM
Currency	(2.6)	—	(2.6)	NM
Net sales, excluding the impact of acquisitions and currency	$411.4	$455.1	$(43.7)	(9.6%)

	Nine Months Ended September 30,
	2020	2019	$ Change	Change
Net sales	$1,237.9	$1,448.8	$(210.9)	(14.6%)
EBITDA	$177.9	$227.4	$(49.5)	(21.8%)
EBITDA margin	14.4%	15.7%		(130)	bps

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net sales	$1,237.9	$1,448.8	$(210.9)	(14.6%)
Less: Acquisitions	67.5	—	67.5	NM
Currency	(24.0)	—	(24.0)	NM
Net sales, excluding the impact of acquisitions and currency	$1,194.4	$1,448.8	$(254.4)	(17.6%)
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $43.7 million or 9.6% in the three months ended September 30, 2020 compared with the three months ended September 30, 2019, reflecting lower shipments across most market sectors. EBITDA decreased by $6.1 million or 8.7% in the three months ended September 30, 2020 compared with the three months ended September 30, 2019, primarily due to the impact of lower volume and higher restructuring charges. The decrease was partially offset by the favorable impact of cost-reductions, improved manufacturing performance, lower material and logistics costs and the favorable impact of acquisitions.
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $254.4 million or 17.6% in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, reflecting lower shipments across most market sectors, partially offset by higher pricing. EBITDA decreased by $49.5 million or 21.8% in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily due to the impact of lower volume and related manufacturing performance, as well as the unfavorable impact of foreign currency exchange rate changes. These decreases were partially offset by the favorable impact of cost reductions and price/mix, lower material and logistics costs, and the favorable impact of acquisitions.

Process Industries Segment:

	Three Months Ended September 30,
	2020	2019	$ Change	Change
Net sales	$466.0	$458.9	$7.1	1.5%
EBITDA	$109.2	$116.5	$(7.3)	(6.3%)
EBITDA margin	23.4%	25.4%		(200) bps

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net sales	$466.0	$458.9	$7.1	1.5%
Less: Acquisitions	8.9	—	8.9	NM
Currency	1.1	—	1.1	NM
Net sales, excluding the impact of acquisitions and currency	$456.0	$458.9	$(2.9)	(0.6)%

	Nine Months Ended September 30,
	2020	2019	$ Change	Change
Net sales	$1,383.6	$1,444.9	$(61.3)	(4.2%)
EBITDA	$343.0	$369.8	$(26.8)	(7.2%)
EBITDA margin	24.8%	25.6%		(80) bps

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net sales	$1,383.6	$1,444.9	$(61.3)	(4.2%)
Less: Acquisitions	39.7	—	39.7	NM
Currency	(19.9)	—	(19.9)	NM
Net sales, excluding the impact of acquisitions and currency	$1,363.8	$1,444.9	$(81.1)	(5.6)%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $2.9 million or 0.6% in the three months ended September 30, 2020 compared with the three months ended September 30, 2019. The decrease was primarily driven by lower demand across most industrial sectors, partially offset by increased demand in the renewable energy sector and higher pricing. EBITDA decreased $7.3 million or 6.3% in the three months ended September 30, 2020 compared with the three months ended September 30, 2019 primarily due to lower volume and the unfavorable impact of price/mix and foreign currency exchange rate changes, as well as higher restructuring charges, partially offset by the favorable impact of cost reductions and improved manufacturing performance.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $81.1 million or 5.6% in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The decrease was primarily driven by lower demand across most industrial sectors, partially offset by increased demand in the renewable energy sector, as well as higher pricing. EBITDA decreased $26.8 million or 7.2% in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 primarily due to the impact of lower demand and the impact of unfavorable foreign currency exchange rate changes, partially offset by the favorable impact of cost reductions, lower material and logistics costs and the favorable impact of acquisitions.

Corporate:

	Three Months Ended September 30,
	2020	2019	$ Change	Change
Corporate EBITDA	$(10.6)	$(11.2)	$0.6	(5.4%)
Corporate EBTIDA % to net sales	(1.2)%	(1.2)%		— bps

	Nine Months Ended September 30,
	2020	2019	$ Change	Change
Corporate EBITDA	$(28.2)	$(40.6)	$12.4	(30.5%)
Corporate EBTIDA % to net sales	(1.1)%	(1.4)%		30 bps
Corporate EBITDA increased in the three months ended September 30, 2020 compared with the three months ended September 30, 2019, primarily due to the favorable impact of cost reductions.

Corporate EBITDA increased in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, primarily due to the favorable impact of cost reductions, lower performance-based compensation and lower transaction costs related to acquisitions.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

Current Assets:

	September 30, 2020	December 31, 2019	$ Change	% Change
Cash and cash equivalents	$313.1	$209.5	$103.6	49.5%
Restricted cash	0.9	6.7	(5.8)	(86.6)%
Accounts receivable, net	571.5	545.1	26.4	4.8%
Unbilled receivables	141.1	129.2	11.9	9.2%
Inventories, net	789.9	842.0	(52.1)	(6.2)%
Deferred charges and prepaid expenses	32.7	36.7	(4.0)	(10.9)%
Other current assets	115.3	105.4	9.9	9.4%
Total current assets	$1,964.5	$1,874.6	$89.9	4.8%
Refer to the "Cash Flows" section for a discussion on the change in Cash and cash equivalents. Accounts receivable increased primarily due to higher net sales in August and September 2020 as compared to net sales in November and December 2019. The increase in unbilled receivables was primarily due to an increase of revenue recognized for marine contracts in 2020.

Inventories, net decreased primarily due to a decrease in finished goods inventory as a result of higher sales volume for the last two months of third quarter of 2020, compared with the last two months of fourth quarter of 2019, as well as inventory management efforts to reduce inventory levels.

Property, Plant and Equipment, Net:

	September 30, 2020	December 31, 2019	$ Change	% Change
Property, plant and equipment, net	$980.2	$989.2	$(9.0)	(0.9)%
The decrease in net property, plant and equipment for the nine months of 2020 was primarily due to depreciation of $83 million in 2020 and the designation of certain assets totaling $4 million as held for sale, partially offset by capital expenditures of $82 million.

Other Assets:

	September 30, 2020	December 31, 2019	$ Change	% Change
Goodwill	$1,021.1	$993.7	$27.4	2.8%
Other intangible assets	737.2	758.5	(21.3)	(2.8)%
Operating lease assets	105.4	114.1	(8.7)	(7.6)%
Non-current pension assets	9.0	3.4	5.6	164.7%
Non-current other postretirement benefit assets	—	36.6	(36.6)	(100.0)%
Deferred income taxes	72.9	71.8	1.1	1.5%
Other non-current assets	18.8	18.0	0.8	4.4%
Total other assets	$1,964.4	$1,996.1	$(31.7)	(1.6)%
The increase in goodwill was primarily due to foreign currency exchange rate changes of $21 million. The decrease in other intangible assets was primarily due to current-year amortization of $42 million, partially offset by the impact of foreign currency exchange rate changes of $16 million.

At December 31, 2019, as a result of a plan amendment, one of the Company's postretirement benefit plans was overfunded. The decrease in non-current other postretirement benefit assets was due to the creation of a new VEBA trust in January 2020. The Company transferred $50 million from an existing VEBA trust under the overfunded plan to fund the new VEBA trust to pay certain active employees' medical benefits, which caused the postretirement plan to become underfunded. The remaining balance of this plan, after the transfer of the $50 million, was reclassified to accrued postretirement benefits on the Consolidated Balance sheet as of September 30, 2020. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Current Liabilities:

	September 30, 2020	December 31, 2019	$ Change	% Change
Short-term debt	$64.8	$17.3	$47.5	274.6%
Current portion of long-term debt	10.8	64.7	(53.9)	(83.3)%
Short-term operating lease liabilities	26.6	28.3	(1.7)	(6.0)%
Accounts payable	306.7	301.7	5.0	1.7%
Salaries, wages and benefits	116.7	134.5	(17.8)	(13.2)%
Income taxes payable	23.3	17.8	5.5	30.9%
Other current liabilities	191.5	172.3	19.2	11.1%
Total current liabilities	$740.4	$736.6	$3.8	0.5%
The increase in short-term debt was primarily due to the increase in borrowings under variable-rate lines of credit for the Company's foreign subsidiaries. The decrease in the current portion of long-term debt was primarily due to the payment of $47 million on the Company's 2020 Term Loan that matured in September 2020.

The decrease in accrued salaries, wages and benefits was primarily due to the 2019 performance-based compensation accruals exceeding similar accruals for 2020.

The increase in other current liabilities was primarily due to an increase in accrued taxes of $8 million, mostly related to higher value-added tax corresponding to higher net sales in August and September 2020 as compared to net sales in November and December 2019. In addition, accrued restructuring increased $5 million as compared to the prior year end. Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Non-Current Liabilities:

	September 30, 2020	December 31, 2019	$ Change	% Change
Long-term debt	$1,533.0	$1,648.1	$(115.1)	(7.0)%
Accrued pension benefits	161.5	165.1	(3.6)	(2.2)%
Accrued postretirement benefits	44.8	31.8	13.0	40.9%
Long-term operating lease liabilities	66.0	71.3	(5.3)	(7.4)%
Deferred income taxes	162.3	168.2	(5.9)	(3.5)%
Other non-current liabilities	102.1	84.0	18.1	21.5%
Total non-current liabilities	$2,069.7	$2,168.5	$(98.8)	(4.6)%
The decrease in long-term debt was due to the reduction in borrowings under the Accounts Receivable facility as the Company fully paid the outstanding balance of $98.2 million that was classified as long-term at December 31, 2019 while also reducing its borrowing under the Senior Credit Facility.

The increase in accrued postretirement benefits was primarily due to the creation of the new VEBA trust. In January 2020, the Company transferred $50 million from an existing VEBA trust under the Company's postretirement benefit plans to fund the new VEBA trust to pay certain active employees' medical benefits. The creation of the new VEBA trust shifted the balance from overfunded as of December 31, 2019 to a liability position as of September 30, 2020. Refer to Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

The increase in other non-current liabilities was primarily due to $10.5 million of payroll taxes that are deferred for more than 12 months under the CARES Act, as well as an increase in uncertain tax positions of approximately $4 million.

Shareholders’ Equity:

	September 30, 2020	December 31, 2019	$ Change	% Change
Common shares	$983.7	$990.7	$(7.0)	(0.7)%
Earnings invested in the business	2,073.4	1,907.4	166.0	8.7%
Accumulated other comprehensive loss	(39.3)	(50.1)	10.8	(21.6)%
Treasury shares	(989.7)	(979.8)	(9.9)	1.0%
Noncontrolling interest	70.9	86.6	(15.7)	(18.1)%
Total shareholders’ equity	$2,099.0	$1,954.8	$144.2	7.4%
Earnings invested in the business in the nine months of 2020 increased by net income attributable to the Company of $231.4 million, partially offset by dividends declared of $65.0 million. The increase in accumulated other comprehensive loss was primarily due to foreign currency translation adjustments of $15.0 million. See Other Disclosures - Foreign Currency for further discussion regarding the impact of foreign currency translation.
The increase in treasury shares was primarily due to the Company's purchase of one million of its common shares for $42.3 million in the first quarter of 2020, partially offset by $32.5 million of new shares issued, net of shares surrendered, for stock compensation plans in 2020. The decrease in noncontrolling interest was due to a dividend declared by Timken India Limited that resulted in payment to the noncontrolling interest parties in the third quarter of 2020.

Cash Flows

	Nine Months Ended September 30,
	2020	2019	$ Change
Net cash provided by operating activities	$457.2	$354.8	$102.4
Net cash used in investing activities	(101.4)	(162.2)	60.8
Net cash used in financing activities	(257.7)	(137.4)	(120.3)
Effect of exchange rate changes on cash	(0.3)	(6.4)	6.1
Increase in cash, cash equivalents and restricted cash	$97.8	$48.8	$49.0

Operating Activities:
The increase in net cash provided by operating activities for the first nine months of 2020 compared with the first nine months of 2019 was primarily due to a reduction in cash used for working capital items of $100.3 million, which includes a reduction in cash spent on active medical claims due to the use of VEBA funds discussed previously. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the nine months of 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019	$ Change
Cash Provided (Used):
Accounts receivable	$(27.6)	$(6.4)	$(21.2)
Unbilled receivables	(11.9)	(35.0)	23.1
Inventories	47.9	37.8	10.1
Trade accounts payable	2.8	(7.4)	10.2
Other accrued expenses	49.4	(28.7)	78.1
Cash provided by (used in) working capital items	$60.6	$(39.7)	$100.3

The following table displays the impact of income taxes on cash during the nine months of 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019	$ Change
Accrued income tax expense	$84.2	$110.4	$(26.2)
Income tax payments	(78.6)	(97.5)	18.9
Other miscellaneous items	0.1	(2.2)	2.3
Change in income taxes	$5.7	$10.7	$(5.0)
Investing Activities:
The decrease in net cash used in investing activities for the nine months of 2020 compared with the nine months of 2019 was primarily due to a decrease in cash used for acquisitions of $76.0 million, partially offset by a $10.5 million increase in cash used for investments in short-term marketable securities.
Financing Activities:
The increase in net cash used in financing activities for the nine months of 2020 compared with the nine months of 2019 was primarily due to a decrease in net borrowings of $123.3 million due to an increase of debt payments in 2020.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2020	December 31, 2019
Short-term debt	$64.8	$17.3
Current portion of long-term debt	10.8	64.7
Long-term debt	1,533.0	1,648.1
Total debt	$1,608.6	$1,730.1
Less: Cash and cash equivalents	313.1	209.5
Net debt	$1,295.5	$1,520.6

Ratio of Net Debt to Capital:

	September 30, 2020	December 31, 2019
Net debt	$1,295.5	$1,520.6
Total equity	2,099.0	1,954.8
Net debt plus total equity (capital)	$3,394.5	$3,475.4
Ratio of net debt to capital	38.2%	43.8%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At September 30, 2020, the Company had strong liquidity with $313.1 million of cash and cash equivalents on the Consolidated Balance Sheet. $260.7 million of its $313.1 million of cash and cash equivalents resided in jurisdictions outside the U.S. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At September 30, 2020, the Senior Credit Facility had outstanding borrowings of $114.3 million, which reduced the availability to $535.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2020, the Company's consolidated leverage ratio was 2.03 to 1.0 (based on the new net debt construct discussed further below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of September 30, 2020, the Company's consolidated interest coverage ratio was 9.74 to 1.0.

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

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 2.29% and the average rate on outstanding Euro borrowings was 1.10% as of September 30, 2020. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. The Company currently carries investment-grade credit ratings with Standard and Poor's (BBB-), Moody's (Baa3) and Fitch (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of September 30, 2020, the Company had no outstanding borrowings under the Accounts Receivable Facility and the availability under the Accounts Receivable Facility was at $100.0 million at September 30, 2020.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $278.3 million. At September 30, 2020, the Company had borrowings outstanding of $64.8 million and bank guarantees of $0.7 million, which reduced the aggregate availability under these facilities to approximately $212.8 million.

At September 30, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants.

The Company believes that it is in a strong financial position with over $300 million of cash and cash equivalents on the balance sheet as of September 30, 2020. Additionally, as of September 30, 2020 the Company had total availability under its Senior Credit Facility and Accounts Receivable Facility of over $600 million that may be used for general corporate purposes. The Company expects to continue to generate positive cash flow from operating activities over the remainder of 2020 and has no significant long-term debt maturities before September 2023. These sources of cash are expected to provide sufficient liquidity to allow the Company to meet its future cash requirements.

Financing Obligations and Other Commitments:
During the first nine months of 2020, the Company made cash contributions and payments of $11.1 million to its global defined benefit pension plans and $1.7 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $15 million in 2020. The Company expects to make additional payments of approximately $3 million to its other postretirement benefit plans in 2020. Excluding mark-to-market charges, the Company expects lower pension and other postretirement benefits expense in 2020.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2019, during the nine months ended September 30, 2020.

The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, performing its annual impairment test as of October 1. In each interim period, the Company assesses whether or not an indicator of impairment is present that would necessitate a goodwill and indefinite-lived intangible assets impairment analysis be performed in an interim period other than during the fourth quarter. While the Company currently expects the COVID-19 pandemic will have a near-term negative impact on the financial results of the Company, as evidenced by the customer demand in 2020, the duration and magnitude of the impact is currently not determinable. While the Company took a number of actions to align to the overall global short-term decrease in demand, those actions in the second quarter of 2020 were mainly short term in nature. The Company has also initiated other longer term cost reduction initiatives primarily in the third quarter of 2020, but there have been no current adjustments or expectations of adjusting any significant long term strategic plans or forecasts at this time. The Company is in the process of finalizing long term forecasts beyond 2020, including our internal review procedures with senior leadership and our board of directors. The Company notes that reporting units with goodwill and indefinite-lived intangibles primarily driven by recent acquisitions are likely to have fair values that are closer to the current carrying value of the reporting unit, primarily due to the shorter period of time for fair value from the recent acquisition to have changed. Generally, goodwill and indefinite-lived intangibles recorded in business combinations are more susceptible to risk of impairment soon after the acquisition primarily because the business combination is recorded at fair value based on operating plans and economic conditions present at the time of the acquisition.

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

For the nine months ended September 30, 2020, the Company recorded positive foreign currency translation adjustments of $15.0 million that increased shareholders' equity, compared with negative foreign currency translation adjustments of $61.9 million that decreased shareholders' equity for the nine months ended September 30, 2019. The foreign currency translation adjustments for the nine months ended September 30, 2020 were favorably impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Euro and Chinese Yuan Renminbi.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended September 30, 2020 totaled $4.6 million of net losses, compared with $2.2 million of net gains during the three months ended September 30, 2019. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the nine months ended September 30, 2020 totaled $3.9 million of net losses, compared with $5.3 million of net gains during the nine months ended September 30, 2019.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. Statements regarding expectations for full-year performance are based on the assumption that the second quarter of 2020 is the low point for the Company's sales revenue and markets gradually improve the balance of the year. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
•deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conduct business, including adverse effects from a global economic slowdown, terrorism, or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers or suppliers conduct business, changes in currency valuations and recent world events that have increased the risks posed by international trade disputes, tariffs and sanctions;
•negative impacts to the Company's business, results of operations, financial position or liquidity, disruption to the Company's supply chains, negative impacts to customer demand or operations, and availability and health of employees, as a result of COVID-19 or other pandemics and associated governmental measures such as restrictions on travel and manufacturing operations;
•the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the effects of distributor inventory corrections reflecting de-stocking of the supply chain and whether conditions of fair trade continue in the Company's markets;
•competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products or services by existing and new competitors, and new technology that may impact the way the Company’s products are produced, sold or distributed;
•changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials and energy; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; and changes in the cost of labor and benefits;
•the success of the Company’s operating plans, announced programs, initiatives and capital investments; the ability to integrate acquired companies; and the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings;
•the Company’s ability to maintain appropriate relations with unions or works councils that represent Company associates in certain locations in order to avoid disruptions of business and to maintain the continued service of our management and other key employees;
•unanticipated litigation, claims, investigations or assessments. This includes: claims, investigations or problems related to intellectual property, product liability or warranty, foreign export and trade laws, competition and anti-bribery laws, environmental or health and safety issues, data privacy and taxes;
•changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
•the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;
•the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and

•those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 or this Form 10-Q.
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

(a)Disclosure Controls and Procedures

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

(b)Changes in Internal Control Over Financial Reporting

During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On November 1, 2019, the Company completed the acquisition of BEKA. The results of this acquisition are included in the Company’s consolidated financial statements for the first nine months of 2020. The total and net assets of BEKA represent 4% and 8% of the Company’s total and net assets, respectively, as of September 30, 2020. The net sales and net income of BEKA represented 4% of the Company’s consolidated net sales and less than 1% of the Company’s consolidated net income for the first nine months of 2020. The Company is currently integrating this acquisition into its internal control framework and processes, and as prescribed by U.S Securities and Exchange Commission rules and regulations, the Company will include BEKA in the internal control over financial reporting assessment as of December 31, 2020.

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

The global outbreak of COVID-19 continues to create uncertainty with respect to economic demand and operations. We have global operations and customers and suppliers, in countries most impacted by COVID-19. The COVID-19 outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel and manufacturing operations in many regions of the world that are changing frequently as the pandemic evolves. In addition, we have implemented risk mitigation plans across the enterprise (including work-from-home policies, "social distancing," and use of personal protective equipment) to reduce the risk of spreading the virus in many of our global locations. To the extent that governments implement more restrictive mandates to combat the spread of COVID-19, or reimpose restrictions that have now lapsed, or to the extent that the COVID-19 outbreak intensifies, we could experience additional material impacts on our short-term and long-term operations and related results of operations, including revenue, gross margins, operating margins and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2020.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/2020 - 7/31/2020	63	$47.93	—	4,357,042
8/1/2020 - 8/31/2020	26,472	54.84	—	4,357,042
9/1/2020 - 9/30/2020	2,104	55.53	—	4,357,042
Total	28,639	$54.88	—

(1)Of the shares purchased in July, August and September, 63, 26,472 and 2,104, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
(2)For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common shares as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real-time trading stock price at the time the options are exercised.
(3)On February 6, 2017, the Company announced that its Board of Directors approved a share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. This share repurchase plan expires on February 28, 2021. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6. Exhibits

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2020 filed on October 29, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 29, 2020	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2020	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)