Form 10-K
period 2020-12-31
TIMKEN CO
filed 2021-02-16
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
    As of June 30, 2020, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $2,974,671,799 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2021
Common Shares, without par value	75,710,735 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 7, 2021 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken designs and manages a growing portfolio of engineered bearings and power transmission products and related services. The Company’s growing portfolio features many strong brands, including Timken®, Philadelphia Gear®, Drives®, Cone Drive®, Rollon®, Lovejoy®, Diamond®, BEKA® and Groeneveld®.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken later became, and continues to be, the world's largest manufacturer of tapered roller bearings, leveraging its expertise to develop a full portfolio of industry-leading products and services. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and power transmission to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 127 manufacturing facilities/service centers, 21 technology and engineering centers, and 68 distribution centers and warehouses, supported by a team comprised of more than 17,000 employees. Timken operates in 42 countries around the globe.

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

Engineered Bearings:
The Timken® bearing portfolio features a broad range of engineered bearing products, including tapered, spherical and cylindrical roller bearings; spherical plain bearings and rod end bearings; thrust and specialty ball bearings; and housed units. Timken is a leading authority on tapered roller bearings, and leverages its position by applying engineering know-how and technology across its entire bearing portfolio.

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

Plain Bearings. Timken produces a range of plain bearings including rod-ends, spherical plain bearings and journal bearings. These friction-type bearings are used to support misalignment and oscillating movements in a variety of applications and end-markets including aircraft controls, packaging equipment, off-highway equipment, heavy truck, performance auto racing, robotics and many more.

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

Gear Drives. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications such as crushing and pulverizing equipment, conveyors and pumps, power generation and military marine. These gear drive designs are custom made to meet user specifications, offering a wide-array of size, footprint and gear arrangements. Timken also offers Cone Drive® high-torque worm gears, harmonic solutions and precision slew drives. Cone Drive products can be found in a variety of industrial end-market sectors, including solar, oil and gas, aerial platforms, automation and food and beverage.

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

Industrial Clutches and Brakes. Timken offers a selection of engineered clutches, brakes, hydraulic power take-off units and other torque management devices marketed under the PT Tech® brand. These products are custom engineered for OEMs and used in mining, aggregate, wood recycling and metals industries.

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

Services accounted for approximately 4% of the Company’s net sales for the year ended December 31, 2020.

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

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were $2.1 million and $2.5 million, respectively, at December 31, 2020 and 2019. The investment balance at December 31, 2020 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2020 and 2019:

	December 31,
(Dollars in millions)	2020	2019
Segment:
Mobile Industries	$1,012.6	$952.9
Process Industries	1,016.2	782.5
Total Company	$2,028.8	$1,735.4
Approximately 83% of the Company’s backlog at December 31, 2020 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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

Compliance with Governmental Regulations:

Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company's manufacturing plants are expected to have an effective environmental management system which follows the ISO 14001 principles and internal audits are performed against this standard. Where appropriate to meet or exceed customer requirements, we are certified under the formal ISO 14001 certification process. As of the end of 2020, 21 of the Company’s plants had obtained ISO 14001 certification, including the majority of the Company's bearing manufacturing plants.

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

New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require Timken to incur costs or become the basis for new or increased liabilities that could have a materially adverse effect on the Company's business, financial condition or results of operations

Other Regulations
Because of its global operations, the Company is subject to a wide variety of domestic and foreign laws and regulations, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, FCPA and similar worldwide anti-bribery laws, and laws governing improper business practices. The Company has policies and procedures in place to promote compliance with these laws and regulations and management believes any ultimate liability with respect to pending actions will not materially affect the Company’s annual results of operations, cash flows or consolidated financial position. In the future, the Company may be subject to both new laws and regulations, and changes to existing laws and regulations which may continue to evolve through interpretations by courts and regulators. Accordingly, it is difficult to assess the possible effect of compliance with future requirements that differ from existing requirements. Such changes may require the Company to incur costs and such changes could form the basis for new or increased liabilities that could have a materially adverse effect on the Company’s business, financial condition or results of operations. Refer to Item 1.A Risk Factors – Risks Related to Legal, Compliance and Regulatory Matters for further discussion.

Patents, Trademarks and Licenses:
Timken owns numerous U.S. and foreign patents, trademarks and licenses relating to certain products. While Timken regards these as important, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

Employment:
At December 31, 2020, Timken had more than 17,000 employees worldwide. Approximately 9% of Timken’s U.S. employees are covered under collective bargaining agreements.

Human Capital:
The Company believes that its associates and their collective knowledge are its most valuable resource. As a result, the Company is committed to providing a safe and healthy work environment, attracting, motivating and retaining the best talent in the industry and providing opportunities for its associates to learn and advance their career with the Company.

Associate Health and Safety
The Coronavirus ("COVID-19") pandemic presented unique challenges with respect to protecting associate health and safety globally, and the Company is proud of how its associates responded. The health and safety of associates will always remain a top priority for the Company and the commitment to safety starts at the top of the organization. CEO, Richard Kyle, was the first-ever chair of the Company's Environmental Health and Safety Leadership Council, which was created in 2009 and continues to drive accountability and responsibility for safety throughout the organization.

The Company's commitment to the health and safety of its associates is evidenced by its strong safety results in 2019 and 2020 shown in the charts below:
*Rates calculated as (number of injuries and illnesses x 200,000) / employee hours worked. 2020 rates represent the Company's best estimate as of February 16, 2021.
- - - represents the 2019 average (mean) for U.S. metal manufacturers (North American Industry Classification System ("NAICS") code 332) that employ at least 1,000 employees, based on information provided by the U.S. Bureau of Labor Statistics at https://www.bls.gov/iif/.

The 2019 lost time accident rate of 0.19 represented record performance for the Company, while the 2020 rate of 0.31 remained strong. The Company aims to maintain a recordable rate within the top quartile of U.S. metal manufacturers (NAICS code 332) based on information provided by the U.S. Bureau of Labor Statistics, and it met that target in 2019. Industry data for 2020 was not available at the time of this report. In addition, the 2020 recordable rate of 0.91 represented record performance for the Company.

Attracting, Retaining, and Motivating Highly Qualified Associates
Successful execution of the Company's strategy continues to depend on attracting, retaining, and motivating highly qualified talent. As such, the Company believes it is important to reward associates with competitive wages and benefits to recognize professional excellence and career progression. The Company also believes it is important to provide pay and benefits that is competitive and equitable based on the local markets in which it operates.

In addition, the Company also believes that having open, honest dialogue with its associates is key to evolving its culture and keeping the Company strong. In line with that approach, the Company conducts comprehensive surveys on a periodic basis to measure employee engagement. The Company also deploys regular pulse surveys to gain insights from associates’ recent experiences and to better understand how effectively it is engaging, energizing and enabling its workforce.

The Company also provides several professional development and training opportunities to advance our associates’ skills and expertise. Some of these opportunities include online-learning platforms, job-specific training, and educational reimbursement programs. To better inform its hiring and associate development efforts, the Company has partnered with third-party vendors to provide required training for its managers focused on diversity and inclusion.

To further the Company's goal of inclusiveness, Timken associate resource groups (“ARGs”) around the world help us understand and address the challenges faced by our diverse workforce and the opportunities diversity offers in advancing our collective knowledge. Since 2009, our associates have driven the expansion of regional chapters across three primary ARGs: Women’s International Network (WIN), Multicultural Association of Professionals (MAP), and Young Professionals Network (YPN).

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

Item 1A. Risk Factors

The following are certain risk factors that could affect our business, financial condition and results of operations. The risks that are described below are not the only ones that we face. These risk factors should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.

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

Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. Our profitability is dependent on factors such as labor compensation and productivity and inventory and supply chain management, which are subject to risks that we may not be able to control. If there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, reducing production, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability. We have taken approximately $59 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

We seek to grow, in part, through strategic acquisitions, joint ventures and other alliances, which are intended to complement or expand our businesses, and expect to continue to do so in the future. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment or we uncover material issues that were not identified during our due diligence review, our results of operations, cash flow or financial condition could be adversely affected.

Our operating results depend in part on continued successful research, development and marketing of new and/or improved products and services, and there can be no assurance that we will continue to successfully introduce new products and services.

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles, especially as it relates to market and technological changes driven by electrification, environmental requirements, the continued rising importance of e-commerce and increased digitization. We may experience difficulties or delays in the research, development, production, or marketing of new products and services that may prevent us from recouping or realizing a return on the investments required to bring new products and services to market. The end result could have a negative impact on our operating results.

Loss of our rights to exclusive use of our intellectual property whether through patent infringement, counterfeiting, theft of trade secrets, or otherwise could have a material adverse effect on the Company. Third-party claims alleging our infringement of intellectual property rights could also have a material adverse effect on the Company.

We rely on a combination of patents, trademarks, trade secret laws, invention assignment agreements, confidentiality agreements, and other arrangements to protect our intellectual property rights. These rights are important to our business, and their loss, whether through patent infringement, counterfeiting, theft of trade secrets, or otherwise, could have a material adverse effect on the Company.

Additionally, third parties may bring claims to challenge the validity of our patents or other intellectual property rights or allege that we infringe their patents or other intellectual property rights. We may incur substantial costs if our competitors or other third parties allege such claims. If the outcomes of any such disputes are unfavorable to us, we could be subject to damages and reputational harm and our business could be otherwise adversely affected.

Risks Related to our Capital Structure, the Global Financial Markets, and Currency Exchange Rates

Our level of debt and financial covenants or a failure to maintain our credit ratings could limit our ability to invest in our business.

At times, our debt level may lead us to have less cash flow available for our business operations, capital expenditures, and strategic transactions and our ability to service our debt obligations or to obtain future financing could be negatively impacted by general adverse economic and industry conditions and interest rate trends. In addition, a failure to maintain our credit ratings could adversely affect our cost of borrowing, liquidity and access to capital markets.

The global nature of our business exposes us to foreign currency fluctuations that may affect our asset values, results of operations and competitiveness.

We are exposed to the risks of currency exchange rate fluctuations because a significant portion of our net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. These risks include a reduction in our net asset values, net sales, operating income and competitiveness.

For those countries outside the U.S. where we have significant sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our Consolidated Financial Statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced revenue, operating profit and shareholders' equity due to the impact of foreign exchange translation on our Consolidated Financial Statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

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

Global financial markets have experienced volatility in the past, including volatility in securities prices and diminished liquidity and credit availability. Our access to the financial markets cannot be assured and is dependent on, among other things, market conditions and company performance. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.

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

Risks Related to the Global Nature of our Operations

Global political instability and other risks of international operations may adversely affect our operating costs, revenues and the price of our products.

Our international operations expose us to risks not present in a purely domestic business, including primarily:
•changes in international treaties or trade unions (e.g., the UK's recent withdrawal from the European Union, commonly referred to as "Brexit"), which may make our products or our customers' products more costly to export or import;
•changes in tariff regulations, which may make our products more costly to export or import;
•difficulties establishing and maintaining relationships with local OEMs, distributors and dealers;
•import and export licensing requirements;
•compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and environmental or other regulatory requirements, which could increase our operating and other expenses and limit our operations;
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act ("FCPA");
•difficulty in staffing and managing geographically diverse operations; and
•tax exposures related to cross-border intercompany transfer pricing and other tax risks unique to international operations.
•compliance with data protection regulations

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

The U.S. government has imposed tariffs on certain foreign goods, including steel and other raw materials as well as certain products made from such materials. Changes in U.S. trade policy have resulted in, and could further result in, U.S. trading partners adopting responsive trade policies that make it more difficult or costly for us to export our products to those countries. These measures have resulted in increased costs for goods imported into the U.S. If we are unable to increase the price of our products or otherwise mitigate these increased costs, it could adversely impact our revenue and profit margins.

Risks Related to Human Capital Management and Employee Benefits

If we are unable to attract, retain and develop key personnel, our business could be materially adversely affected.

Our business substantially depends on the continued service of key members of our management and other key employees. The loss of the services of a significant number of members of our management or other key employees could have a material adverse effect on our business. Our future success also will depend on our ability to attract, retain and develop highly skilled personnel, such as engineering, finance, marketing and senior management professionals, as well as skilled labor. Competition for these types of employees is intense, and we could experience difficulty from time to time in hiring, developing and retaining the personnel necessary to support our business. If we do not succeed in retaining and developing our current employees and attracting new high-quality employees, our business could be materially adversely affected.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities, whether caused by fire, flooding, epidemics, pandemics (including the COVID-19 outbreak), other natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our employees are represented by labor unions or works councils under collective bargaining agreements with varying durations and terms. We have experienced work stoppages at certain of our facilities historically at times, and while these stoppages have been short-term in nature, no assurances can be made that we will not experience additional work stoppages due to government directives, employee health concerns, and other types of conflicts with labor unions, works councils, and other similar groups in the future.

A work stoppage at one of our suppliers, whether caused by epidemic, pandemic or otherwise could also materially and adversely affect our operations if an alternative source of supply were not readily available. In addition, if one or more of our customers were to experience a work stoppage, whether due to an epidemic, pandemic or otherwise, that customer could halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the credit and default risk or bankruptcy of customers or suppliers as a result of work stoppages could also materially and adversely affect our operations and results.

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

Risks Related to Legal, Compliance and Regulatory Matters

If government-imposed restrictions continue, are re-imposed, or are expanded, our business could be further adversely impacted.

The global outbreak of COVID-19 continues to create uncertainty with respect to economic demand and operations. We have global operations and customers and suppliers, in countries most impacted by COVID-19. The COVID-19 outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel and manufacturing operations in many regions of the world that are changing frequently as the pandemic evolves. In addition, we have implemented risk mitigation plans across the enterprise (including work-from-home policies, "social distancing," and use of personal protective equipment) to reduce the risk of spreading the virus in many of our global locations. To the extent that governments implement more restrictive mandates to combat the spread of COVID‐19, or reimpose restrictions that have now lapsed, or to the extent that the COVID‐19 outbreak intensifies, we could experience additional material impacts on our short-term and long-term operations and related results of operations, including revenue, gross margins, operating margins and cash flows.

The full magnitude of the COVID‐19 pandemic, including the extent of the total impact on the Company’s business, financial position, results of operations or liquidity, which could be material, cannot be reasonably estimated at this time due to the fluidity of the situation. The full impact of the COVID‐19 pandemic will be determined by its duration, its geographic spread, the rate and intensity of individual spread, the extent and length of business disruptions due to government mandates and health authority guidance and the overall impact on the global economy, among other factors.

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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to manage remediation activities and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability arising from environmental, health and safety laws, property damage or personal injury. Actual or alleged violations of environmental, health and safety laws or environmental permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal fines, as well as, under some environmental, health, and safety laws, the assessment of strict liability and/or joint and several liability. New laws and regulations, including those that may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our results of operations, cash flow or financial condition.

We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, and laws governing improper business practices. We are affected by both new laws and regulations, and changes to existing laws and regulations which may continue to evolve through interpretations by courts and regulators. Furthermore, the laws and regulations to which we are subject may differ from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of noncompliance.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these laws, but we cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees, agents or third-party intermediaries. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

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

New or more stringent government regulations or standards designed to address climate change could increase our operational costs and severe weather associated with a changing climate could negatively impact our operations and those of our customers and suppliers.

We are subject to domestic and foreign regulations and standards governing emissions controls which are, in part, designed to address climate change. Due to increasing global concern over the effects of climate change, new or more stringent regulations and standards may be mandated. In addition, various stakeholders may demand additional controls beyond what is required by such regulations or standards. Tighter emissions controls as a result of these actions could increase our operational costs and could lead to disruptions in our operations as compliance is attained. Severe weather associated with a changing climate could also negatively impact the operation of our facilities, as well as those of our customers and suppliers.

Risks Related to Data Privacy and Information Security

The Company may be subject to risks relating to its information technology systems, including the risk of security breaches.

The Company relies on information technology systems to manage and operate its business and to process, transmit and store sensitive and confidential data, including its intellectual property and other proprietary business information and that of its customers and suppliers. Despite security measures taken by the Company, the Company’s information technology systems (both on-premises and third-party managed) may be vulnerable to attacks by hackers or breached due to employee error, supplier error, malfeasance or other disruptions. We have been and may in the future be subject to attempts to gain unauthorized access to our information technology systems. To date, the impacts of prior events have not had a material adverse effect on us. Any such breach in security could expose the Company and its employees, customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes, litigation and operational disruptions, which in turn could adversely affect the Company's reputation, competitive position, business or results of operations.

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

General Risk Factors

Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, as well as the cyclical nature of our customers' businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.

There has been significant volatility in the capital markets and in the end markets and geographic regions in which we and our customers operate, which has negatively affected our revenues. Our revenues also may be negatively affected by changes in customer demand, changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.

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

Our most recent evaluation resulted in our conclusion that, as of December 31, 2020, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Changes in accounting standards could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB") and the SEC. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. It is possible that future accounting guidance we are required to adopt, or future changes in accounting principles, could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The Company’s corporate headquarters are located in North Canton, Ohio, and, at December 31, 2020, the Company maintained 73 manufacturing plants. The Company also maintains various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to the Company’s operations. The facilities are situated in the United States, as well as 41 other countries, including China, India, and Romania. The Company owns the majority of its manufacturing plants, and its leased properties primarily consist of sales and administrative offices and distribution centers.

The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. The Company believes all buildings are in satisfactory operating condition to conduct business. The extent to which the Company utilizes its properties varies by property and from time to time. The Company believes that its capacity levels are adequate for its present and anticipated future needs. Most of the Company’s manufacturing facilities remain capable of handling additional volume increases.

Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about environmental proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required as we believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or annual results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Information about our Executive Officers
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 16, 2021 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Christopher A. Coughlin	60	2014 Executive Vice President, Group President
Philip D. Fracassa	52	2014 Executive Vice President and Chief Financial Officer
Richard G. Kyle	55	2014 President and Chief Executive Officer
Hans Landin	48	2018 Group Vice President
		2017 Vice President - Mechanical Power Transmission
		2014 Vice President - Power Transmission and Engineering Systems
Ronald J. Myers	62	2017 Executive Vice President - Human Resources
		2015 Vice President of Human Resources
Hansal N. Patel	40	2019 Vice President, General Counsel and Secretary
		2019 Vice President - Legal and Corporate Secretary
		2018 Director - Legal and Corporate Secretary
		2016 Managing Attorney - M&A, Securities and Assistant Corporate Secretary
		2014 Senior Corporate Attorney, Securities and Finance
Andreas Roellgen	53	2016 Vice President - Europe, Asia and Africa
		2014 Vice President - Process Industries and Managing Director, Europe

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR". The estimated number of record holders of the Company’s common shares at December 31, 2020 was 3,461. The estimated number of beneficial shareholders at December 31, 2020 exceeds 80,000.

Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2020 - 10/31/2020	518	$58.70	—	4,357,042
11/1/2020 - 11/30/2020	154,350	69.05	96,000	4,261,042
12/1/2020 - 12/31/2020	4,486	74.94	4,000	4,257,042
Total	159,354	$69.19	100,000	—

(1)Of the shares purchased in October, November and December, 518, 58,350 and 486 respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.
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
(3)On February 6, 2017, the Company's Board of Directors approved a share repurchase plan pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2021. Under this plan the Company purchased shares from time to time in open market purchases or privately negotiated transactions and was able to make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. On February 12, 2021, the Company's Board of Directors approved a new share repurchase plan, effective March 1, 2021, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2026.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2016	2017	2018	2019	2020
Timken	$143	$182	$141	$219	$307
S&P 500	112	136	130	171	203
S&P 400 Industrials	129	159	135	181	211

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2016, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2020, and reinvestment of dividends.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share, shareholder and per employee data)	2020	2019	2018	2017	2016
Statements of Income
Net sales	$3,513.2	$3,789.9	$3,580.8	$3,003.8	$2,669.8
Gross profit	1,009.9	1,141.8	1,040.1	812.1	706.3
Operating income	454.9	516.4	454.5	299.5	244.4
Net income	292.4	374.7	305.5	202.3	141.1
Net income attributable to The Timken Company	$284.5	$362.1	$302.8	$203.4	$140.8
Balance Sheets
Total assets	$5,041.6	$4,859.9	$4,445.2	$3,402.4	$2,763.2
Total debt	1,564.6	1,730.1	1,681.6	962.3	659.2
Total liabilities	2,816.4	2,905.1	2,802.5	1,927.5	1,452.3
Total equity	$2,225.2	$1,954.8	$1,642.7	$1,474.9	$1,310.9
Other Comparative Data
Net income / net sales	8.3%	9.9%	8.5%	6.7%	5.3%
Net income attributable to The Timken Company / net sales	8.1%	9.6%	8.5%	6.8%	5.3%
Return on equity (1)	13.1%	19.2%	18.6%	13.7%	10.8%
Net sales per employee (2)	$193.8	$208.8	$220.5	$206.3	$185.3
Capital expenditures	121.6	140.6	112.6	104.7	137.5
Capital expenditures / net sales	3.5%	3.7%	3.1%	3.5%	5.2%
Depreciation and amortization	167.1	160.6	146.0	137.7	131.7
Basic earnings per share (3)	3.78	4.78	3.93	2.62	1.79
Diluted earnings per share (4)	3.72	4.71	3.86	2.58	1.78
Dividends per share	$1.13	$1.12	$1.11	$1.07	$1.04
Weighted average number of shares outstanding - basic	75,354,280	75,758,123	77,119,602	77,736,398	78,516,029
Weighted average number of shares outstanding - diluted	76,401,366	76,896,565	78,337,481	78,911,149	79,234,324
Number of employees at year-end	17,430	18,829	17,477	15,006	14,111

(1)Return on equity is defined as net income divided by ending total equity.
(2)Dollars in thousands, based on average number of employees employed during the year.
(3)Based on weighted average number of shares outstanding during the year.
(4)Based on weighted average number of shares outstanding during the year, assuming dilution of stock options and awards.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and power transmission products. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. Timken posted $3.5 billion in sales in 2020 and employs more than 17,000 people globally, operating in 42 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:
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

The following highlights some of the Company's more significant accomplishments in 2020:

•Sales to renewable energy customers grew by over 50% from 2019 through strong market growth and the benefit of outgrowth initiatives. Renewable energy became Timken’s largest individual end-market sector in 2020 at 12% of sales. The Company also announced over $75 million in capital investments to be made through early 2022 to increase the company’s renewable energy capabilities across its footprint.

•The Company reacted swiftly to the COVID-19 pandemic by taking decisive actions to (a) protect employees and other stakeholders while continuing to serve customers in essential industries and (b) reduce costs to mitigate the impact from lower revenue caused by the pandemic and improve the Company’s overall cost structure.

•Timken paid its 391st through 394th consecutive quarterly dividends during 2020, including a dividend of $0.29 per share during the fourth quarter, an increase of 4% from the prior quarter. 2020 marked the 7th consecutive year of annual dividend increases. The Company also repurchased 1.1 million shares of common stock in 2020.

•The Company completed the acquisition of the assets of Aurora Bearing Company (“Aurora”) in November 2020, which will enhance the Timken’s product portfolio and leadership position in engineered bearings. With annual sales of approximately $30 million in 2020, Aurora serves a diverse range of industrial sectors, including aerospace and defense, racing, off-highway equipment, and packing.

RESULTS OF OPERATIONS
2020 vs. 2019

Overview:

	2020	2019	$ Change	% Change
Net sales	$3,513.2	$3,789.9	$(276.7)	(7.3%)
Net income	292.4	374.7	(82.3)	(22.0%)
Net income attributable to noncontrolling interest	7.9	12.6	(4.7)	(37.3%)
Net income attributable to The Timken Company	$284.5	$362.1	$(77.6)	(21.4%)
Diluted earnings per share	$3.72	$4.71	$(0.99)	(21.0%)
Average number of diluted shares	76,401,366	76,896,565	—	(0.6%)

The decrease in net sales was primarily driven by lower organic volume revenue and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions and positive pricing. The decrease in net income was primarily due to the impact of lower volume, the unfavorable impact of foreign currency exchange rate changes and higher restructuring and pension remeasurement charges. The decrease was partially offset by lower selling, general and administrative ("SG&A") expenses, reflecting cost reduction initiatives, lower material and logistics costs, and the benefits from acquisitions and favorable price/mix.

Throughout the COVID-19 pandemic in 2020, Timken continued to operate and fill customer orders, and adjusted production as required by local government directives and to reflect changes in global demand. For most of the second quarter, the Company's operations were adversely impacted by lower global demand caused by the ongoing spread of COVID-19 around the world, which included various customer shut-downs and government imposed operating restrictions. During the second quarter, the Company took steps to reduce costs by implementing temporary salary reductions, work furloughs and other actions to align its costs with near-term demand expectations. During the third and fourth quarters, Timken was able to operate with no major restrictions, and production levels improved. Timken continued certain temporary cost reduction actions and expanded and accelerated certain structural cost reduction initiatives to align its costs with near-term demand expectations and to improve the profitability of the Company longer term.

Outlook:

The world continues to be impacted by the COVID-19 pandemic. The Company continues to adhere to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. Timken has implemented risk mitigation plans across the enterprise to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent practicable. The Company’s main priority continues to be the health of its employees and others in the communities where it does business.

While the Company’s operations and financial results were adversely impacted during 2020 resulting from the COVID-19 pandemic, operations had largely stabilized by the end of the year. The Company will continue to monitor, assess and manage the uncertainty surrounding the COVID-19 pandemic. Timken’s outlook for 2021 assumes that COVID-19 conditions around the world will improve globally as the year progresses.

The Company expects 2021 full-year revenue to be up approximately 12% compared to 2020, primarily due to higher organic revenue across both the Mobile Industries and Process Industries segments, the impact from foreign currency exchange rates and the benefit of acquisitions. The Company's earnings are expected to be up approximately 20% in 2021 compared with 2020, primarily due to the impact of higher volume, partially offset by higher material costs and higher operating expenses to serve increased customer demand.

The Company expects to generate cash from operating activities of approximately $450 million in 2021, a decrease from 2020 of approximately $128 million, or 22%, as the Company anticipates working capital to be a use of cash in 2021 versus a source of cash in 2020. The Company expects capital expenditures to be approximately $150 million (approximately 3.8% of sales) in 2021, compared with $122 million in 2020.

THE STATEMENTS OF INCOME

Sales:

	2020	2019	$ Change	Change
Net sales	$3,513.2	$3,789.9	$(276.7)	(7.3%)

Net sales decreased in 2020 compared with 2019, primarily due to lower organic revenue (net of positive pricing) of $365 million and the unfavorable impact of foreign currency exchange rate changes of $32 million, partially offset by the benefit of acquisitions of $120 million. The lower organic revenue was primarily due to lower demand driven by the economic slowdown caused by the COVID-19 pandemic that impacted most market sectors, partially offset by growth in renewable energy market sector.

Gross Profit:

	2020	2019	$ Change	Change
Gross profit	$1,009.9	$1,141.8	$(131.9)	(11.6%)
Gross profit % to net sales	28.7%	30.1%	—	(140)	bps

Gross profit decreased in 2020 compared with 2019, primarily due to the impact of lower volume of $168 million, the unfavorable impact of foreign currency exchange rate changes of $28 million and unfavorable manufacturing performance of $12 million. These items were partially offset by the net benefit of acquisitions of $39 million, lower material and logistics costs $28 million and favorable price/mix of $4 million. In addition, the Company recognized net insurance proceeds of $1 million in 2020 after incurring property losses of $8 million in 2019.

Selling, General and Administrative Expenses:

	2020	2019	$ Change	Change
Selling, general and administrative expenses	$533.8	$618.6	$(84.8)	(13.7%)
Selling, general and administrative expenses % to net sales	15.2%	16.3%	—	(110) bps

The decrease in selling, general and administrative ("SG&A") expenses in 2020 compared with 2019 was primarily due to lower employee costs and related benefits and lower discretionary spending as the Company implemented cost reduction initiatives, including temporary salary reductions, work furloughs and permanent headcount reductions, to reduce costs to combat the impact of the COVID-19 pandemic and the impact lower demand, mainly during the second quarter of 2020. Performance-based compensation was also lower in 2020, compared to 2019.

Impairment and Restructuring Charges:

	2020	2019	$ Change
Impairment charges	$0.4	$2.6	$(2.2)
Severance and related benefit costs	19.6	3.0	16.6
Exit costs	1.2	1.2	—
Total	$21.2	$6.8	$14.4

Impairment and restructuring charges of $21.2 million in 2020 were comprised primarily of severance and related benefits associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Company's Indianapolis, Indiana chain plant and the reorganization of the Company's Canton, Ohio and Gaffney, South Carolina bearing facilities. In addition, the Company recognized severance and related benefits as it began to accelerate and expand cost reduction initiatives.

Impairment and restructuring charges of $6.8 million in 2019 were primarily due to severance and related benefits associated with a variety of initiatives to reduce headcount, as well as a goodwill impairment charge of $1.8 million for one of its reporting units.

Other Income (Expense):

	2020	2019	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(4.7)	$10.2	$(14.9)	(146.1%)
Other income, net	10.0	13.0	(3.0)	(23.1%)
The Company recognized non-service pension and other postretirement expense in 2020 primarily due to the recognition of net actuarial losses ("Mark-to-Market Charges"). In 2019, the Company recognized non-service pension and other postretirement income. The Mark-to-Market Charges in 2020 were primarily due to the impact of lower discount rates to measure the benefit obligations for pension and other postretirement plans and the impact of experience losses, partially offset by favorable asset returns. The Mark-to-Market Charges in 2019 were the result of higher than expected returns on plan asset and the impact of a reduction in contractual rates for the Medicare Advantage plans, driven by a law change that repealed the tax on Health Care Insurers after 2020, partially offset by lower discount rates to measure the benefit obligations for pension and other postretirement plans. In addition, there was higher amortization of prior service credit in the current year due to a plan amendment for the Company's postretirement benefit plans in the second half of 2019. Refer to Note 15 - Retirement Benefit Plans and Note 16 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for more information.

The change in other income in 2020, compared to 2019, was primarily due to foreign currency losses, net of hedging activity, recognized in 2020, compared to foreign currency gains, net of hedging activity, in 2019, more than offset by an acquisition-related gain in 2020. The acquisition-related gain represents a bargain purchase price gain on the acquisition of the assets of Aurora acquired on November 30, 2020. Refer to Note 3 - Acquisitions for more information.

Income Tax Expense:

	2020	2019	$ Change	Change
Income tax expense	$103.9	$97.7	$6.2	6.3%
Effective tax rate	26.2%	20.7%	—	550	bps

The effective tax rate for 2020 was 26.2%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to earnings in certain foreign jurisdictions where the effective tax rate was higher than 21%, unfavorable U.S. permanent differences and U.S. state and local income taxes.

The effective tax rate for 2019 was 20.7%, which was slightly favorable compared to the U.S. federal statutory rate of 21%, primarily due to the release of foreign valuation allowance against certain foreign deferred tax assets and the remeasurement of deferred tax balances to reflect the reduced India statutory rate. These impacts were partially offset by reductions in foreign jurisdictions where the effective tax rate was higher than 21%, additional discrete accruals for uncertain tax positions, U.S. state and local income taxes and withholding taxes recorded on planned dividend distributions.

The change in the effective rate for 2020 compared with 2019 was an increase of 5.5%. The increase was primarily due to the release of certain valuation allowances and the remeasurement of deferred tax balances to reflect the reduced India statutory tax rate during 2019. These items were partially offset by prior year discrete accruals for uncertain tax positions and withholding taxes recorded on planned dividend distributions during 2019.

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

The following items highlight the Company's acquisitions completed in 2020 and 2019 by segment based on the customers and underlying markets served:
•The Company acquired Aurora during the fourth quarter of 2020. Results for Aurora are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.
•The Company acquired BEKA Lubrication ("BEKA") during the fourth quarter of 2019. The majority of the results for BEKA are reported in the Mobile Industries segment.
•The Company acquired The Diamond Chain Company ("Diamond Chain") during the second quarter of 2019. The majority of the results for Diamond Chain are reported in the Process Industries segment.

Mobile Industries Segment:

2020	2019	$ Change	Change
Net sales	$1,671.6	$1,893.9	$(222.3)	(11.7%)
EBITDA	$232.5	$284.9	$(52.4)	(18.4%)
EBITDA margin	13.9%	15.0%	—	(110)	bps

2020	2019	$ Change	% Change
Net sales	$1,671.6	$1,893.9	$(222.3)	(11.7%)
Less: Acquisitions	76.0	—	76.0	NM
Currency	(21.0)	—	(21.0)	NM
Net sales, excluding the impact of acquisitions and currency	$1,616.6	$1,893.9	$(277.3)	(14.6%)

The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $277.3 million or 14.6% in 2020 compared with 2019, reflecting lower shipments across most market sectors, partially offset by higher pricing. EBITDA decreased in 2020 by $52.4 million or 18.4% compared with 2019, primarily due to the impact of lower volume and related manufacturing utilization, as well as the unfavorable impact of foreign currency exchange rate changes. These decreases were partially offset by the favorable impact of cost reduction initiatives and price/mix, lower material and logistics costs, and the favorable impact of acquisitions.

Process Industries Segment:

2020	2019	$ Change	Change
Net sales	$1,841.6	$1,896.0	$(54.4)	(2.9%)
EBITDA	$442.9	$466.6	$(23.7)	(5.1%)
EBITDA margin	24.0%	24.6%	—	(60)	bps

2020	2019	$ Change	% Change
Net sales	$1,841.6	$1,896.0	$(54.4)	(2.9%)
Less: Acquisitions	44.1	—	44.1	NM
Currency	(11.0)	—	(11.0)	NM
Net sales, excluding the impact of acquisitions and currency	$1,808.5	$1,896.0	$(87.5)	(4.6%)

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $87.5 million or 4.6% in 2020 compared with 2019. The decrease was primarily driven by lower demand across most industrial sectors, partially offset by increased demand in the renewable energy sector, as well as higher pricing. EBITDA decreased $23.7 million or 5.1% in 2020 compared with 2019 primarily due to the impact of lower demand, the impact of unfavorable foreign currency exchange rate changes and the unfavorable impact of price/mix, partially offset by the favorable impact of cost reduction initiatives, favorable manufacturing performance, lower material and logistics costs and the favorable impact of acquisitions.

Corporate:

	2020	2019	$ Change	Change
Corporate EBITDA	$(40.7)	$(55.4)	$14.7	(26.5%)
Corporate EBITDA % to net sales	(1.2%)	(1.5%)	—	30	bps

Corporate expenses decreased in 2020 compared with 2019 primarily due to the favorable impact of cost reduction initiatives, lower performance-based compensation and lower transaction costs related to acquisitions.

RESULTS OF OPERATIONS:
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

SG&A expenses in 2019 compared with 2018 was primarily due to SG&A expense from acquisitions of $45 million, partially offset by the favorable impact from changes in foreign currency exchange rates of $10 million.

Interest Expense and Income:

	2019	2018	$ Change	% Change
Interest expense	$(72.1)	$(51.7)	$(20.4)	39.5%
Interest income	$4.9	$2.1	$2.8	133.3%

Interest expense increased in 2019 compared to 2018 primarily due to higher average outstanding debt during the year, which was primarily used to fund acquisitions.

Other Income (Expense):

	2019	2018	$ Change	% Change
Non-service pension and other postretirement income (expense)	$10.2	$(6.2)	$16.4	(264.5%)
Other income, net	$13.0	$9.4	$3.6	38.3%

The increase in non-service pension and other postretirement income (expense) for 2019 compared with 2018 was primarily due to the recognition of Mark-to-Market Charges of $4.2 million in 2019 compared to actuarial losses of $22.1 million in 2018. The Mark-to-Market Charges were the result of higher than expected returns on plan assets and the impact of a reduction in contractual rates for Medicare Advantage plans, driven by a law change that repealed the tax on health care insurers after 2020, partially offset by lower discount rates to measure the benefit obligations for pension and other postretirement plans. Actuarial losses in 2018 were partially offset by the benefit of curtailment gains of $10.2 million for two of the U.S. pension plans.

Income Tax Expense:

	2019	2018	$ Change	Change
Income tax expense	$97.7	$102.6	$(4.9)	(4.8%)
Effective tax rate	20.7%	25.1%	—	(440)	bps

The effective tax rate for 2019 was 20.7%, which was slightly favorable compared to the U.S. federal statutory rate of 21%, primarily due to the release of a foreign valuation allowance against certain foreign deferred tax assets and the remeasurement of deferred tax balances to reflect the reduced India statutory tax rate. These impacts were partially offset by earnings in foreign jurisdictions where the effective tax rate was higher than 21%, additional discrete accruals for uncertain tax positions, U.S. state and local income taxes and withholding taxes recorded on planned dividend distributions.

The effective tax rate for 2018 was 25.1%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to earnings in certain foreign jurisdictions where the effective tax rate was higher than 21%, unfavorable U.S. permanent differences and U.S. state and local income taxes. These impacts were partially offset by reductions to the one-time net charge related to the taxation of unremitted foreign earnings and the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate enacted with the Tax Cut and Jobs Act of 2017 ("U.S. Tax Reform").

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

The following items highlight the Company's acquisitions and divestitures completed in 2019 and 2018:
•The Company acquired BEKA during the fourth quarter of 2019. The majority of the results for BEKA are reported in the Mobile Industries segment.
•The Company acquired Diamond Chain during the second quarter of 2019. The majority of the results for Diamond Chain are reported in the Process Industries segment.
•The Company acquired ABC Bearings Limited ("ABC Bearings"), Apiary Investments Holding Limited ("Cone Drive"), and Rollon S.p.A. ("Rollon") during the third quarter of 2018. Substantially all of the results for ABC Bearings are reported in the Mobile Industries segment. Results for Cone Drive and Rollon are reported in the Mobile Industries and Process Industries segments based on customers and underlying markets served.
•The Company divested Groeneveld Information Technology Holding B.V. (the "ICT Business") on September 19, 2018. The Company acquired the ICT Business in 2017 as a part of the Groeneveld Group ("Groeneveld") acquisition. The ICT Business is separate from the Groeneveld lubrication solutions business and was considered non-core to the operations. Results for the ICT Business were reported in the Mobile Industries segment.

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

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019.

Current Assets:

	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$320.3	$209.5	$110.8	52.9%
Restricted cash	0.8	6.7	(5.9)	(88.1%)
Accounts receivable, net	581.1	545.1	36.0	6.6%
Unbilled receivables	110.9	129.2	(18.3)	(14.2%)
Inventories, net	841.3	842.0	(0.7)	(0.1%)
Deferred charges and prepaid expenses	39.9	36.7	3.2	8.7%
Other current assets	106.0	105.4	0.6	0.6%
Total current assets	$2,000.3	$1,874.6	$125.7	6.7%

Refer to the "Cash Flows" section for discussion on the change in cash and cash equivalents. Accounts receivable increased primarily due to the timing of billings related to marine contracts as of December 31, 2020. Unbilled receivables decreased primarily due to customer billings exceeding revenue recognized for marine contracts as of December 31, 2020.

Property, Plant and Equipment, Net:

	December 31,
	2020	2019	$ Change	% Change
Property, plant and equipment, net	$1,035.6	$989.2	$46.4	4.7%

The increase in property, plant and equipment, net in 2020 was primarily due to capital expenditures of $132 million, the net impact of foreign currency exchange rate changes of $22 million and $11 million from a business acquired in 2020. The increase was partially offset by depreciation of $111 million in 2020.

Other Assets:

	December 31,
	2020	2019	$ Change	% Change
Goodwill	$1,047.6	$993.7	$53.9	5.4%
Other intangible assets	741.4	758.5	(17.1)	(2.3%)
Operating lease assets	118.2	114.1	4.1	3.6%
Non-current pension assets	2.0	3.4	(1.4)	(41.2%)
Non-current other postretirement benefit assets	—	36.6	(36.6)	(100.0%)
Deferred income taxes	77.0	71.8	5.2	7.2%
Other non-current assets	19.5	18.0	1.5	8.3%
Total other assets	$2,005.7	$1,996.1	$9.6	0.5%

The increase in goodwill in 2020 was primarily due to foreign currency exchange rate changes of $46 million. The decrease in other intangible assets was primarily due to amortization of $47 million in 2020, partially offset by the impact of foreign currency exchange rate changes of $36 million
The decrease in non-current postretirement benefit assets was due to the creation of a new Voluntary Employee Beneficiary Association ("VEBA") trust in January 2020. The creation of a new $50 million VEBA trust to pay for certain active employee's medical benefits shifted the balance from an overfunded asset position as of December 31, 2019 to a liability position as of December 31, 2020. Refer to Note 16 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for further discussion.

Current Liabilities:

	December 31,
	2020	2019	$ Change	% Change
Short-term debt	$119.8	$17.3	$102.5	NM
Current portion of long-term debt	10.9	64.7	(53.8)	(83.2%)
Short-term operating lease liabilities	27.2	28.3	(1.1)	(3.9%)
Accounts payable	351.4	301.7	49.7	16.5%
Salaries, wages and benefits	135.7	134.5	1.2	0.9%
Income taxes payable	16.1	17.8	(1.7)	(9.6%)
Other current liabilities	186.9	172.3	14.6	8.5%
Total current liabilities	$848.0	$736.6	$111.4	15.1%

The increase in short-term debt was primarily due to borrowings under the $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility") being now classified as short-term due to its upcoming maturity in November of 2021, as well as an increase in borrowings under the variable-rate lines of credit for the Company's foreign subsidiaries. The decrease in the current portion of long-term debt was primarily due to the payment of $47 million on the Company's €100 million term loan that matured on September 18, 2020 (the "2020 Term Loan").

The increase in accounts payable was primarily due to efforts by the Company to increase days payable outstanding in 2020, partially offset by the impact of foreign currency exchange rate changes of $11 million.

The increase in other current liabilities was primarily due to an increase in the current derivative liability of $6 million. Refer to Note 19 - Derivative Instruments in the Notes to the Consolidated Financial Statements for additional information. In addition, accrued restructuring increased $5 million as compared to the prior year end. Refer to Note 14 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Non-Current Liabilities:

	December 31,
	2020	2019	$ Change	% Change
Long-term debt	$1,433.9	$1,648.1	$(214.2)	(13.0%)
Accrued pension benefits	163.0	165.1	(2.1)	(1.3%)
Accrued postretirement benefits	41.3	31.8	9.5	29.9%
Long-term operating lease liabilities	75.5	71.3	4.2	5.9%
Deferred income taxes	148.7	168.2	(19.5)	(11.6%)
Other non-current liabilities	106.0	84.0	22.0	26.2%
Total non-current liabilities	$1,968.4	$2,168.5	$(200.1)	(9.2%)

The decrease in long-term debt was due to repayment of debt during the year, including the repayment of the 2020 Term Loan that matured in September of 2020 and reduced borrowings under the Fourth Amended and Restated Credit Agreement (the "Senior Credit Facility"), as well as the reclassification of borrowings under the Accounts Receivable facility to short-term as of December 31, 2020.

The increase in accrued postretirement benefits was primarily due to the creation of the new VEBA trust. In January 2020, the Company transferred $50 million from an existing VEBA trust under the Company's postretirement benefit plans to fund the new VEBA trust to pay for certain active employees' medical benefits. The creation of the new VEBA trust shifted the balance from overfunded as of December 31, 2019 to a liability position as of December 31, 2020. Refer to Note 16 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for further discussion.
The increase in other non-current liabilities was primarily due to $8.5 million of payroll taxes that are deferred for more than 12 months under the Coronavirus Aid, Relief, and Economic Security Act, as well as an increase to the uncertain tax positions of approximately $5 million.

Shareholders’ Equity:

	December 31,
	2020	2019	$ Change	% Change
Common stock	$781.4	$990.7	$(209.3)	(21.1%)
Retained earnings	1,339.5	1,907.4	(567.9)	(29.8%)
Accumulated other comprehensive income (loss)	41.3	(50.1)	91.4	(182.4%)
Treasury shares	(9.3)	(979.8)	970.5	99.1%
Noncontrolling interest	72.3	86.6	(14.3)	(16.5%)
Total equity	$2,225.2	$1,954.8	$270.4	13.8%

The decrease in common stock is primarily due to the retirement of shares, resulting in a $12.4 million reduction to stated capital and a $213.3 million reduction to other paid-in capital, partially offset by stock option exercises of $16.1 million. Earnings invested in the business in 2020 decreased primarily due to the retirement of treasury shares of $764.9 million and dividends declared of $87.0 million, partially offset by net income attributable to the Company of $284.5 million.
The increase in accumulated other comprehensive income was primarily due to current year foreign currency adjustments of $92.7 million. See "Other Disclosures - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The decrease in treasury shares was primarily due to the retirement of 23.0 million shares for $990.6 million and $29.2 million of shares issued, net of shares surrendered, for stock compensation plans for 2020, partially offset by the purchase of 1.1 million of its common shares for $49.3 million. The decrease in noncontrolling interest was primarily due to a dividend declared by Timken India Limited that resulted in payment to the noncontrolling interest parties in the third quarter of 2020.

CASH FLOWS

	2020	2019	$ Change
Net cash provided by operating activities	$577.6	$550.1	$27.5
Net cash used in investing activities	(153.5)	(364.9)	211.4
Net cash (used in) provided by financing activities	(331.1)	(100.7)	(230.4)
Effect of exchange rate changes on cash	11.9	(1.4)	13.3
Increase in cash and cash equivalents	$104.9	$83.1	$21.8

Operating Activities:
The increase in net cash provided by operating activities in 2020 compared with 2019 was primarily due to a favorable impact of working capital items of $47.6 million, the favorable impact of income taxes of $8.4 million, the favorable impact of pension and other postretirement benefit expense and contributions of $38.1 million, partially offset by lower net income of $82.3 million. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.

The following chart displays the impact of working capital items on cash during 2020 and 2019, respectively:

	2020	2019	$ Change
Cash provided (used):
Accounts receivable	$(20.7)	$24.1	$(44.8)
Unbilled receivables	18.5	(12.6)	31.1
Inventories	27.4	50.7	(23.3)
Trade accounts payable	22.6	19.9	2.7
Other accrued expenses	55.1	(26.8)	81.9
Cash provided by working capital items	$102.9	$55.3	$47.6

The following table displays the impact of income taxes on cash during 2020 and 2019, respectively:

	2020	2019	$ Change
Accrued income tax expense	$103.9	$97.7	$6.2
Income tax payments	(119.3)	(118.6)	(0.7)
Other miscellaneous	0.7	(2.2)	2.9
Change in income taxes	$(14.7)	$(23.1)	$8.4

Investing Activities:
The decrease in net cash used in investing activities in 2020 compared with 2019 was primarily due to a $202.5 million decrease in cash used for acquisitions and a $19.0 million decrease in cash used in capital expenditures, partially offset by a $5.2 million increase in cash used for investments in short-term marketable securities.

Financing Activities:
The decrease in net cash used by financing activities in 2020 compared with 2019 was primarily due to a decrease in net borrowings of $234.6 million due to an increase of debt payments in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	December 31,
	2020	2019
Short-term debt	$119.8	$17.3
Current portion of long-term debt	10.9	64.7
Long-term debt	1,433.9	1,648.1
Total debt	$1,564.6	$1,730.1
Less: Cash and cash equivalents	320.3	209.5
Net debt	$1,244.3	$1,520.6

Ratio of Net Debt to Capital:

	December 31,
	2020	2019
Net debt	$1,244.3	$1,520.6
Total equity	2,225.2	1,954.8
Capital (net debt + total equity)	$3,469.5	$3,475.4
Ratio of net debt to capital	35.9%	43.8%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At December 31, 2020, the Company had strong liquidity with $320.3 million of cash and cash equivalents on the Consolidated Balance Sheet. $287.4 million of its $320.3 million of cash and cash equivalents resided in jurisdictions outside the U.S. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At December 31, 2020, the Senior Credit Facility had outstanding borrowings of $9.7 million, which reduced the availability to $640.3 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2020, the Company's consolidated leverage ratio was 1.92 to 1.0 (based on the net debt construct discussed further below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of December 31, 2020, the Company's consolidated interest coverage ratio was 10.14 to 1.0.

On May 27, 2020, both the Senior Credit Facility and the $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan") were amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio.  As amended, the consolidated leverage ratio under both the Senior Credit Facility and the 2023 Term Loan is calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation will be effective through June 30, 2021, after which the calculation of the consolidated leverage ratio under the Senior Credit Facility and the 2023 Term Loan will revert back to a total debt construct.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 2.01% and the average rate on outstanding Euro borrowings was 1.48% as of December 31, 2020. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. The Company currently carries investment-grade credit ratings with Moody's (Baa3), Fitch (BBB-) and Standard and Poor's (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of December 31, 2020, the Company had $58.0 million outstanding borrowings under the Accounts Receivable Facility. Certain borrowing base limitations reduced the availability under the Accounts Receivable Facility to $83.9 million at December 31, 2020. The Company currently intends to renew or replace the Accounts Receivable Facility prior to its maturity.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $277.4 million. At December 31, 2020, the Company had borrowings outstanding of $61.8 million and bank guarantees of $0.7 million, which reduced the aggregate availability under these facilities to approximately $214.9 million.

At December 31, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants.

The Company expects to generate cash from operating activities of approximately $450 million in 2021, a decrease from 2020 of approximately $128 million, or 22%, as the Company anticipates working capital to be a use of cash in 2021 versus a source of cash in 2020. The Company expects capital expenditures to be approximately $150 million in 2021, compared with $122 million in 2020.

FUTURE CONTRACTUAL PAYMENTS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2020 were as follows:

Payments due by period:

Future Contractual Payments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$351.8	$52.3	$103.2	$88.6	$107.7
Long-term debt, including current portion	1,444.8	10.9	20.4	664.5	749.0
Short-term debt	119.8	119.8	—	—	—
Operating leases	113.5	30.2	39.5	19.1	24.7
Retirement benefits	152.5	21.3	31.4	29.8	70.0
Total	$2,295.9	$264.7	$234.0	$821.1	$976.1

The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 11 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.
In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans. Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. During 2020, the Company made cash contributions and payments of approximately $17.9 million to its global defined benefit pension plans and $2.7 million to its other postretirement benefit plans. Refer to Note 15 - Retirement Benefit Plans and Note 16 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Refer to Note 5 - Income Taxes and Note 12 - Contingencies in the Notes to the Consolidated Financial Statements for additional information regarding the Company's exposure for certain tax and legal matters.

In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2020, outstanding letters of credit totaled $41.5 million, primarily having expiration dates within 12 months.

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

Inventory:
Inventories are valued at the lower of cost or market, with approximately 61% valued by the first-in, first-out ("FIFO") method and the remaining 39% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized a decrease in its LIFO reserve of $3.2 million during 2020 compared to an increase in its LIFO reserve of $5.0 million during 2019.

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

Accounting guidance permits an entity to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing, including goodwill, is required. No qualitative factors indicated that it was more likely than not that the fair value of reporting units were less than their respective carrying values, but due to the length of time since the previous quantitative tests, the Company chose to perform a quantitative analysis for all reporting units as of October 1, 2020.

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

The income approach requires several assumptions including future sales growth, EBITDA margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next five years. These forecasts form the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the five years forecast by the reporting units), as well as projections of future operating margins (for the period beyond the forecast five years). During the fourth quarter of 2020, the Company used discount rates for its individual reporting units in the range of 10.0% to 11.0% and a terminal revenue growth rate in the range of 2.0% to 3.0%.

The market approach requires several assumptions including sales and EBITDA multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2020, the Company used sales multiples in the range of 1.05 to 2.00 and EBITDA multiples in the range of 7.0 to 9.5 for its reporting units.

As of December 31, 2020, the Company had $1,047.6 million of goodwill on its Consolidated Balance Sheet, of which $384.6 million was attributable to the Mobile Industries segment and $663.0 million was attributable to the Process Industries segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for movements in the carrying amount of goodwill by segment.

The Company notes that reporting units with goodwill and indefinite-lived intangibles primarily due to recent acquisitions are likely to have fair values that are closer to the current carrying value, due to the shorter period of time for fair value from the recent acquisition to have changed. The Lubrication reporting unit has a carrying value of $436.9 million and the fair value as of October 1, 2020 exceeded that amount by 10%. The Lubrication reporting unit primarily consists of businesses acquired in 2017 and 2019, and as a result, it is consistent with expectations that the fair value is closer to the carrying value.

In addition, there was one indefinite-lived intangible with a carrying value totaling $17.5 million in which the fair value exceeded the carrying value of the assets by 10% or less. This is consistent with management's expectations, as the acquisition that generated this asset was completed in the second half of 2019.

Based on the October 1, 2020 quantitative assessment, all other reporting units and indefinite-lived intangibles have fair value that exceeds the current carrying value by more than 10%.

Management believes the future sales growth and EBITDA margins in the long range plan and the discount rate used in the valuations requires significant use of judgment. If any of our reporting units do not meet our long range plan estimates or our discount rate increase significantly, we could be required to perform an interim goodwill impairment analysis or charges in future periods. The assumptions used for the reporting units and indefinite-lived intangibles with fair values exceeding carrying values of 10% or less are more sensitive to future performance and will be monitored accordingly.

Income taxes:
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.

The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets relate primarily tax loss carryforwards in foreign jurisdictions, as well as pension and postretirement benefit obligations in the U.S., which the Company believes are more likely than not to result in future tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. The Company recorded $0.7 million in 2020 and $44.5 million in 2019 of tax benefits related to the reversal of valuation allowances. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the valuation allowance reversals.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2020, the Company recorded $6.4 million of net tax expense for uncertain tax positions, which consisted of $10.7 million of interest and increases to current and prior year uncertain tax positions. This expense was partially offset by $4.2 million related to the net reversal of accruals for prior year uncertain tax positions and settlements with tax authorities. The Company also recorded $3.8 million of uncertain tax positions related to deferred tax liabilities.

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $23.9 million during 2020 for defined benefit pension plans, compared to net periodic benefit cost of $22.7 million during 2019. The Company recognized mark-to-market charges of $16.2 million during 2020 compared to $13.9 million during 2019. Mark-to-market charges in 2020 were primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $88.0 million and the impact of experience losses of $16.9 million, partially offset by higher than expected returns on plan assets of $84.3 million and other changes in valuation assumptions of $4.4 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 66 basis point reduction in the weighted-average discount rate used to measure its U.S. plan obligations, which decreased from 3.50% in 2019 to 2.84% in 2020.

In 2021, the Company expects net periodic benefit cost to be approximately $1 million for defined benefit pension plans, compared with net periodic benefit cost of $23.9 million in 2020. Net periodic benefit cost for 2021 does not include mark-to-market charges that will be recognized immediately through earnings in the fourth quarter of 2021, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market charges of $16.2 million and curtailment losses of $0.9 million recognized in 2020, net periodic benefit cost was $6.8 million in 2020. The expected reduction in net periodic benefit cost, excluding mark-to-market charges and curtailment losses, primarily reflects lower expected interest costs.

The Company expects to contribute to its defined benefit pension plans or pay directly to participants of defined benefit plans approximately $16 million in 2021 compared with $17.9 million of contributions and payments in 2020.
For expense purposes in 2020, the Company applied a weighted-average discount rate of 3.50% to its U.S. defined benefit pension plans. For expense purposes in 2021, the Company will apply a weighted-average discount rate of 2.84% to its U.S. defined benefit pension plans.
For expense purposes in 2020, the Company applied an expected weighted-average rate of return of 5.22% for the Company’s U.S. pension plan assets. For expense purposes in 2021, the Company will apply an expected weighted-average rate of return on plan assets of 4.69%.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation ("PBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31,2020
	Change	PBO
Assumption:
Discount rate	.25%	$22.6

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $22.6 million and decrease income before income taxes through the recognition of actuarial losses of $22.6 million. A 25 basis point increase in the discount rate will decrease the PBO by $22.6 million and increase income before income taxes through the recognition of actuarial gains of $22.6 million. Defined benefit pension plans in the U.S. represent 64% of the Company's benefit obligation.

Other Postretirement Benefit Plans:
The Company recognized net periodic benefit credit of $6.5 million during 2020 for other postretirement benefit plans, compared to net periodic benefit credit of $20.5 million during 2019. The Company recognized mark-to-market charges of $1.4 million during 2020 compared to mark-to-market gains of $18.0 million during 2019. Mark-to-market charges in 2020 were primarily due to the impact of an 81 basis point decrease in the discount rate used to measure the Company's defined benefit postretirement obligations, which decreased from 3.43% in 2019 to 2.62% in 2020. The decrease in the discount rate resulted in a $3.9 million loss. This mark-to-market charge was partially offset by mark-to-market gains of $2.0 million due to the impact of a reduction in the rate for Medicare Advantage plans, $0.4 million due to higher than expected returns on plans assets and $0.1 million due to changes in other actuarial assumptions.

In addition to mark-to-market charges and gains, the Company recognized prior service credits of $9.8 million during 2020 compared to $5.4 million during 2019. During July 2019, the Company announced changes to the medical plan offerings for certain of its postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees. This plan amendment resulted in a $92.8 million reduction in the postretirement benefit obligation and a corresponding pretax adjustment to accumulated other comprehensive loss. The pretax adjustment of $92.8 million began being amortized in the third quarter of 2019 and will be amortized from accumulated other comprehensive loss into net periodic benefit cost (as a benefit) until 2031.

In 2021, the Company expects net periodic benefit credit of approximately $8 million for other postretirement benefit plans, compared to net periodic benefit credit of $6.5 million in 2020. Net periodic benefit credit for 2021 does not include mark-to-market charges that will be recognized immediately through earnings in the fourth quarter of 2021, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market charges of $1.4 million recognized in 2020, the net periodic benefit credit was $7.9 million in 2020, which is relatively consistent with the outlook for 2021.

In January 2020, the Company established a second VEBA trust for certain active employees’ medical benefits. The Company transferred $50 million from the existing VEBA trust to fund this new VEBA trust. The $50 million that was transferred was primarily classified as other current assets based on the portfolio of the assets in the trust. The Company utilized all of the assets of the trust in 2020 for the payment of certain active employees’ medical benefits. In January 2021, the Company transferred the remaining $11.1 million in the existing VEBA trust to the new VEBA trust. As a result, the Company expects to fund 2021 payments for other postretirement benefit plans, which are expected to be approximately $5 million, from the general funds of the Company.

For expense purposes in 2020, the Company applied a discount rate of 3.43% to its other postretirement benefit plans. For expense purposes in 2021, the Company will apply a discount rate of 2.62% to its other postretirement benefit plans. For expense purposes in 2020, the Company applied an expected rate of return of 3.00% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation ("APBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2020
	Change	APBO
Assumption:
Discount rate	.25%	$1.3

In the table above, a 25 basis point decrease in the discount rate will increase the APBO by $1.3 million and decrease income before income taxes through the recognition of actuarial losses of $1.3 million. A 25 basis point increase in the discount rate will decrease the APBO by $1.3 million and increase income before income taxes through the recognition of actuarial gains of $1.3 million.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 5.5% for 2021, declining gradually to 5.0% in 2023 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2020 through 2022, and are assumed to increase by 7.3% for 2022, declining gradually to 5.0% in 2031 and thereafter. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2020 total service and interest cost components by $0.1 million and would have increased the postretirement benefit obligation by $1.8 million. A one percentage point decrease would provide corresponding reductions of $0.1 million and $1.6 million, respectively.

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

Net of related derivative activity, the Company recognized a foreign currency exchange loss resulting from transactions of $10.0 million for the year ended December 31, 2020, and recognized a gain of $6.1 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2020, the Company recorded a positive non-cash foreign currency translation adjustment of $97.3 million that increased shareholders’ equity, compared with a negative non-cash foreign currency translation adjustment of $19.7 million that decreased shareholders’ equity for the year ended December 31, 2019. The foreign currency translation adjustments for the year ended December 31, 2020 were favorably impacted by the weakening of the U.S. dollar relative to other currencies as of December 31, 2020 compared to December 31, 2019.

Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the U.S.

Quarterly Dividend:
On February 12, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.29 per common share. The quarterly dividend will be paid on March 4, 2021 to shareholders of record as of February 22, 2021. This will be the 395th consecutive quarterly dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2020 Annual Report to Shareholders that are not historical in nature (including the Company’s forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

(a)deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conduct business, including adverse effects from a global economic slowdown, terrorism, or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers or suppliers conduct business, changes in currency valuations and recent world events that have increased the risks posed by international trade disputes, tariffs and sanctions;
(b)negative impacts to the Company's business, results of operations, financial position or liquidity, disruption to the Company's supply chains, negative impacts to customer demand or operations, and availability and health of employees, as a result of COVID-19 or other pandemics and associated governmental measures such as restrictions on travel and manufacturing operations;
(c)the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the effects of distributor inventory corrections reflecting de-stocking of the supply chain and whether conditions of fair trade continue in the Company's markets;
(d)competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products or services by existing and new competitors, and new technology that may impact the way the Company’s products are produced, sold or distributed;
(e)changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials and energy; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; the effects of government-imposed restrictions meant to address climate change; and changes in the cost of labor and benefits;
(f)the success of the Company’s operating plans, announced programs, initiatives and capital investments; the ability to integrate acquired companies and to address material issues not uncovered during the Company's due diligence review; and the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings;
(g)the Company’s ability to maintain appropriate relations with unions or works councils that represent Company associates in certain locations in order to avoid disruptions of business and to maintain the continued service of our management and other key employees;
(h)unanticipated litigation, claims, investigations or assessments. This includes: claims, investigations or problems related to intellectual property, product liability or warranty, foreign export and trade laws, competition and anti-bribery laws, environmental or health and safety issues, data privacy and taxes;
(i)changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
(j)the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;
(k)the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
(l)those items identified under Item 1A. Risk Factors on pages 9 through 17.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by the Company's international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact from our variable rate debt would be an increase in interest expense of $4.6 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.

Foreign Currency Exchange Rate Change Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2020, there were $173.2 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $6.8 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions, except per share data)
Net sales	$3,513.2	$3,789.9	$3,580.8
Cost of products sold	2,503.3	2,648.1	2,540.7
Gross Profit	1,009.9	1,141.8	1,040.1
Selling, general and administrative expenses	533.8	618.6	580.7
Impairment and restructuring charges	21.2	6.8	4.9
Operating Income	454.9	516.4	454.5
Interest expense	(67.6)	(72.1)	(51.7)
Interest income	3.7	4.9	2.1
Non-service pension and other postretirement (expense) income	(4.7)	10.2	(6.2)
Other income, net	10.0	13.0	9.4
Income Before Income Taxes	396.3	472.4	408.1
Provision for income taxes	103.9	97.7	102.6
Net Income	292.4	374.7	305.5
Less: Net income attributable to noncontrolling interest	7.9	12.6	2.7
Net Income Attributable to The Timken Company	$284.5	$362.1	$302.8

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$3.78	$4.78	$3.93

Diluted earnings per share	$3.72	$4.71	$3.86
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
Net Income	$292.4	$374.7	$305.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	92.7	(19.9)	(67.4)
Pension and postretirement liability adjustments	(3.5)	66.9	0.4
Change in fair value of derivative financial instruments	(2.4)	(2.0)	3.8
Other comprehensive income (loss), net of tax	86.8	45.0	(63.2)
Comprehensive Income, net of tax	379.2	419.7	242.3
Less: comprehensive income (loss) attributable to noncontrolling interest	3.3	12.4	(4.2)
Comprehensive Income Attributable to The Timken Company	$375.9	$407.3	$246.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2020	2019
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$320.3	$209.5
Restricted cash	0.8	6.7
Accounts receivable, less allowances: (2020 - $16.5 million; 2019 - $18.1 million)	581.1	545.1
Unbilled receivables	110.9	129.2
Inventories, net	841.3	842.0
Deferred charges and prepaid expenses	39.9	36.7
Other current assets	106.0	105.4
Total Current Assets	2,000.3	1,874.6
Property, Plant and Equipment, Net	1,035.6	989.2
Other Assets
Goodwill	1,047.6	993.7
Other intangible assets, net	741.4	758.5
Operating lease assets	118.2	114.1
Non-current pension assets	2.0	3.4
Non-current other postretirement benefit assets	—	36.6
Deferred income taxes	77.0	71.8
Other non-current assets	19.5	18.0
Total Other Assets	2,005.7	1,996.1
Total Assets	$5,041.6	$4,859.9
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$119.8	$17.3
Current portion of long-term debt	10.9	64.7
Short-term operating lease liabilities	27.2	28.3
Accounts payable, trade	351.4	301.7
Salaries, wages and benefits	135.7	134.5
Income taxes payable	16.1	17.8
Other current liabilities	186.9	172.3
Total Current Liabilities	848.0	736.6
Non-Current Liabilities
Long-term debt	1,433.9	1,648.1
Accrued pension benefits	163.0	165.1
Accrued postretirement benefits	41.3	31.8
Long-term operating lease liabilities	75.5	71.3
Deferred income taxes	148.7	168.2
Other non-current liabilities	106.0	84.0
Total Non-Current Liabilities	1,968.4	2,168.5
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2020 – 75,834,668 shares; 2019 – 98,375,135 shares)
Stated capital	40.7	53.1
Other paid-in capital	740.7	937.6
Retained earnings	1,339.5	1,907.4
Accumulated other comprehensive loss	41.3	(50.1)
Treasury shares at cost (2020 – 158,836 shares; 2019 – 22,836,180 shares)	(9.3)	(979.8)
Total Shareholders’ Equity	2,152.9	1,868.2
Noncontrolling interest	72.3	86.6
Total Equity	2,225.2	1,954.8
Total Liabilities and Equity	$5,041.6	$4,859.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$292.4	$374.7	$305.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.1	160.6	146.0
Impairment charges	0.4	2.6	1.3
Loss (gain) on sale of assets	0.9	(3.6)	0.3
Gain on disposal of lease assets	—	(0.4)	—
Acquisition-related gain	(11.1)	—	—
Loss on divestitures	—	—	0.8
Deferred income tax benefit	(23.2)	(8.9)	(21.4)
Stock-based compensation expense	23.2	27.1	32.3
Pension and other postretirement expense	17.4	2.2	20.7
Pension and other postretirement benefit contributions and payments	(20.6)	(43.4)	(18.7)
Changes in operating assets and liabilities:
Accounts receivable	(20.7)	24.1	(66.4)
Unbilled receivables	18.5	(12.6)	(21.8)
Inventories	27.4	50.7	(87.1)
Accounts payable, trade	22.6	19.9	(20.2)
Other accrued expenses	55.1	(26.8)	32.2
Income taxes	8.5	(14.2)	1.9
Other, net	19.7	(1.9)	27.1
Net Cash Provided by Operating Activities	577.6	550.1	332.5

Investing Activities
Capital expenditures	(121.6)	(140.6)	(112.6)
Acquisitions, net of cash acquired of $5.9 million in 2019 and $30.1 million in 2018	(24.0)	(226.5)	(765.4)
Proceeds from disposals of property, plant and equipment	1.5	6.3	1.5
Proceeds from divestitures	—	—	14.0
Investments in short-term marketable securities, net	(9.4)	(4.1)	(2.7)
Net Cash Used in Investing Activities	(153.5)	(364.9)	(865.2)

Financing Activities
Cash dividends paid to shareholders	(87.0)	(84.9)	(85.7)
Purchase of treasury shares	(49.3)	(62.7)	(98.5)
Proceeds from exercise of stock options	37.4	27.5	12.8
Payments related to tax withholding for stock-based compensation	(16.0)	(15.4)	(5.4)
Proceeds from long-term debt	562.0	662.8	1,391.1
Payments on long-term debt	(757.7)	(633.8)	(663.8)
Deferred financing costs	(1.7)	(1.9)	(1.2)
Accounts receivable facility financing borrowings	144.0	25.0	152.0
Accounts receivable facility financing payments	(186.0)	—	(139.9)
Short-term debt activity, net	40.1	(17.0)	(6.7)
Noncontrolling interest dividends paid	(16.9)	(0.3)	(1.6)
Net Cash (Used in) Provided by Financing Activities	(331.1)	(100.7)	553.1
Effect of exchange rate changes on cash	11.9	(1.4)	(12.7)
Increase In Cash, Cash Equivalents and Restricted Cash	104.9	83.1	7.7
Cash, cash equivalents and restricted cash at beginning of year	216.2	133.1	125.4
Cash, Cash Equivalents and Restricted Cash at End of Year	$321.1	$216.2	$133.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
(Dollars in millions, except per share data)	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- controlling Interest
Year Ended December 31, 2018
Balance at January 1, 2018	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Cumulative effect of the new revenue standard (net of income tax benefit of $1.5 million)	4.0			4.0
Cumulative effect of ASU 2018-02	—			0.7	(0.7)
Net income	305.5			302.8			2.7
Foreign currency translation adjustments	(67.4)				(60.5)		(6.9)
Pension and other postretirement liability adjustments (net of $0.5 million income tax expense)	0.4				0.4
Change in fair value of derivative financial instruments, net of reclassifications	3.8				3.8
Shares issued for the acquisition of ABC Bearings	66.0		30.9				35.1
Dividends – $1.11 per share	(85.7)			(85.7)
Stock-based compensation expense	32.3		32.3
Purchase of treasury shares	(98.5)					(98.5)
Stock option exercise activity	12.8		(3.8)			16.6
Restricted share activity	—		(11.3)			11.3
Payments related to tax withholding for stock-based compensation	(5.4)					(5.4)
Balance at December 31, 2018	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Year Ended December 31, 2019
Net income	374.7			362.1			12.6
Foreign currency translation adjustments	(19.9)				(19.7)		(0.2)
Pension and other postretirement liability adjustments (net of $22.2 million income tax expense)	66.9				66.9
Change in fair value of derivative financial instruments, net of reclassifications	(2.0)				(2.0)
Change in ownership of noncontrolling interest	(0.5)		(10.3)				9.8
Noncontrolling interest acquired	1.8						1.8
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Dividends – $1.12 per share	(84.9)			(84.9)
Stock-based compensation expense	27.1		27.1
Purchase of treasury shares	(62.7)					(62.7)
Stock option exercise activity	27.5		(7.8)			35.3
Restricted share activity	—		(23.3)			23.3
Payments related to tax withholding for stock-based compensation	(15.4)					(15.4)
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Year Ended December 31, 2020
Cumulative effect of ASU 2016-13 (net of income tax benefit of $0.2 million)	(0.5)			(0.5)
Net income	292.4			284.5			7.9
Foreign currency translation adjustments	92.7				97.3		(4.6)
Pension and other postretirement liability adjustments (net of $1.1 million income tax benefit)	(3.5)				(3.5)
Change in fair value of derivative financial instruments, net of reclassifications	(2.4)				(2.4)
Change in ownership of noncontrolling interest	0.5						0.5
Noncontrolling interest acquired	(1.0)		1.0				(2.0)
Dividends declared to noncontrolling interest	(16.1)						(16.1)
Treasury stock retirement	—	(12.4)	(213.3)	(764.9)		990.6
Dividends – $1.13 per share	(87.0)			(87.0)
Stock-based compensation expense	23.2		23.2
Purchase of treasury shares	(49.3)					(49.3)
Stock option exercise activity	37.4		16.1			21.3
Restricted share activity	—		(23.9)			23.9
Payments related to tax withholding for stock-based compensation	(16.0)					(16.0)
Balance at December 31, 2020	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
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

Revenue is recognized when performance obligations under the terms of a contract with a customer of the Company are satisfied. Of the Company's revenue, approximately 85-90% is from short-term, fixed-price contracts and continues to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later point in time when control of the products transfers to the customer. The Company recognizes approximately 10-15% of revenue over time for services and certain sales of customer-specific product as it satisfies the performance obligations because of the continuous transfer of control to the customer, supported as follows:

•For certain service contracts, this continuous transfer of control to the customer occurs as the Company's service enhances assets that the customer owns and controls at all times and the Company is contractually entitled to payment for work performed to date plus a reasonable margin.
•For U.S. government contracts, the customer is allowed to unilaterally terminate the contract for convenience, and is required to pay the Company for costs incurred plus a reasonable margin and can take control of any work in process.
•For certain non-U.S. government contracts involving customer-specific products, the customer controls the work in process based on contractual termination clauses or restrictions on the Company's use of the product and the Company possesses a right to payment for work performed to date plus a reasonable margin.

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

The pricing and payment terms for non-U.S. government contracts are based on the Company's standard terms and conditions or the result of specific negotiations with each customer. The Company's standard terms and conditions require payment 45-75 days from the invoice date, but the timing of payment for specific negotiated terms may vary. The Company also has both prime and subcontracts in support of the provision of goods and services to the U.S. government. Certain of these contracts are subject to the Federal Acquisition Regulation ("FAR") and are priced based on a competitive market prices. Under the payment terms of certain of those U.S. government fixed-price contracts, the customer pays the Company performance-based payments, which are interim payments of up to 90% of the costs incurred to date based on quantifiable measures of performance or on the achievement of specified events or milestones. Because the customer retains a portion of the contract price until completion of such contracts, certain of these U.S. government fixed-price contracts result in revenue recognized in excess of billings, which is presented within "Unbilled Receivables" on the Consolidated Balance Sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Note 1 - Significant Accounting Policies (continued)

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

Restricted Cash:
Cash of $0.8 million and $6.7 million at December 31, 2020 and 2019, respectively, was restricted for contractually specified uses. The decrease was primarily due to the release of the Company's contractual cash hold-back for working capital adjustment as part of the BEKA acquisition.

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

Note 1 - Significant Accounting Policies (continued)

Unbilled Receivables:
Unbilled receivables on the Consolidated Balance Sheet primarily include unbilled amounts typically resulting from sales under long-term contracts when the following conditions exist: (i) cost-to-cost method of revenue recognition is utilized; (ii) the revenue recognized exceeds the amount billed to the customer; and (iii) the right to payment is primarily subject only to the passage of time. The amounts recorded for unbilled receivables do not exceed their net realizable value.

Inventories:
Inventories are valued at the lower of cost or net realizable value, with approximately 61% valued by the FIFO method and the remaining 39% valued by the LIFO method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method.

Investments:
Short-term investments are investments with maturities between three months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2020 and 2019 with a fair value and cost basis of $37.6 million and $25.7 million, respectively, which were included in "Other current assets" on the Consolidated Balance Sheets.

Property, Plant and Equipment:
Property, plant and equipment, net on the Consolidated Balance Sheets is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, 3 to 10 years for computer software and 3 to 20 years for machinery and equipment.

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

Leases:
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

Goodwill and Other Intangible Assets:
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from 1 to 20 years. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment at least annually. The Company performs its annual impairment test as of October 1st. Furthermore, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.

Note 1 - Significant Accounting Policies (continued)

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

Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Translation adjustments for assets and liabilities are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income. Net of related derivative activity, the Company recognized a foreign currency exchange loss resulting from transactions of $10.0 million for the year ended December 31, 2020, and recognized a gain of $6.1 million and a gain of $3.6 million for the years ended December 31, 2019 and 2018, respectively.

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

Stock-Based Compensation:
The Company recognizes stock-based compensation expense over the related vesting period of the awards based on the fair value on the grant date. Stock options are issued with an exercise price equal to the opening market price of Timken common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The fair value of stock-based awards that will settle in Timken common shares, other than stock options, is based on the opening market price of Timken common shares on the grant date. The fair value of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards. The Company recognizes forfeitures on stock-based awards as they occur. In addition, the Company’s share grants provide for the payment of dividends to employees and the Board of Directors upon vesting. These dividends are charged to retained earnings when paid.

Note 1 - Significant Accounting Policies (continued)

Earnings Per Share:
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

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," and was subsequently updated with ASU 2019-04 in April of 2019. These ASUs change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance replaced the current incurred loss approach with an expected loss model. The new expected credit loss impairment model applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application requires significant judgment. ASU 2016-13 was effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2020, and the impact of adoption was not material to the Company's results of operations and financial condition. Refer to the Consolidated Statements of Shareholders’ Equity for the cumulative effect of initially applying ASU 2016-13.

Note 1 - Significant Accounting Policies (continued)

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740.  The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance.  This standard is effective for public companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company has assessed the adoption of ASU 2019-12, and determined that the standard is not expected to materially impact the Company’s results of operations and financial condition.

Note 2 - Acquisitions

The Company completed one acquisition in 2020. On November 30, 2020, the Company completed the acquisition of the assets of Aurora. With expected 2020 annual sales of approximately $30 million, Aurora serves a diverse range of industrial sectors, including aerospace and defense, racing, off-highway equipment and packing. Aurora is headquartered in Montgomery, Illinois. The total purchase price for this acquisition was $17.8 million, including $0.5 million of the purchase price that was held back for the settlement of net working capital, subject to a post-closing net working capital adjustment. Based on markets and customers served, results for Aurora are reported in both the Mobile Industries segment and the Process Industries segment.

During 2019 the Company completed two acquisitions. On November 1, 2019, the Company completed the acquisition of BEKA, a leading global supplier of automatic lubrication systems. BEKA serves a diverse range of industrial sectors, including wind, food and beverage, rail, on- and off-highway and other process industries. Headquartered in Pegnitz, Germany, BEKA has manufacturing and research and development facilities in Germany, and assembly facilities and sales offices around the world. On April 1, 2019, the Company completed the acquisition of Diamond Chain, a leading supplier of high-performance roller chains for industrial markets. Diamond Chain serves a diverse range of market sectors, including industrial distribution, material handling, food and beverage, agriculture, construction and other process industries. Diamond Chain operates primarily in the U.S. and China.

Note 2 - Acquisitions (continued)

The purchase price allocations at fair value, net of cash acquired, for 2020 and 2019 acquisitions as of December 31, 2020 and 2019 are presented below:

	2020	2019
Assets:
Accounts receivable	$2.7	$26.1
Inventories	16.4	59.4
Other current assets	0.1	5.1
Property, plant and equipment	10.9	57.4
Operating lease assets	—	5.1
Goodwill	—	52.6
Other intangible assets	—	84.3
Other non-current assets	—	0.9
Total assets acquired	$30.1	$290.9
Liabilities:
Accounts payable, trade	$0.8	$10.6
Salaries, wages and benefits	—	6.8
Income taxes payable	—	2.1
Other current liabilities	0.9	7.1
Short-term debt	—	0.8
Long-term debt	—	17.2
Accrued pension cost	—	0.8
Accrued postretirement liability	—	0.1
Long-term operating lease liabilities	—	4.5
Deferred taxes	—	2.9
Other non-current liabilities	—	1.1
Total liabilities assumed	$1.7	$54.0
Noncontrolling interest acquired	—	1.8
Net assets acquired	$28.4	$235.1
Cash flow reconciling items:
Working capital adjustment related to 2018 acquisitions paid in 2019	$—	$2.9
Working capital adjustment for 2019 acquisitions paid (recognized) in 2020	6.7	(6.7)
Indemnification settlement received	—	(4.8)
Bargain purchase price gain	(11.1)	—
Cash paid for acquisitions, net of cash acquired	$24.0	$226.5
In April 2020, the Company paid $6.7 million for a working capital adjustment to the purchase price for BEKA in accordance with the purchase agreement. This adjustment, as well as other measurement period adjustments recorded in 2020, resulted in an $8.4 million increase to goodwill.

As a result of applying the accounting rules on business combinations, the Company recognized a bargain purchase gain of $11.1 million on the acquisition of Aurora. The Company believes it was able to negotiate a bargain purchase price for the business due to some historic operational performance challenges, as well as the seller’s desire to exit the business in an expedited manner in an exclusive process with the Company.

In January 2019, the Company paid a working capital adjustment of $2.9 million in connection with the Cone Drive acquisition, which was accrued and reflected in the purchase price in 2018. In May 2019, the Company received a $4.8 million payment from escrow related to an indemnification settlement for the Cone Drive acquisition, which is reflected as a purchase price adjustment. These adjustments, as well as other measurement period adjustments recorded in 2019, resulted in a $1.9 million increase to Goodwill.

Note 2 - Acquisitions (continued)

The amounts for 2020 in the table above represent the preliminary purchase price allocations for Aurora. These purchase price allocations are based on preliminary information and are subject to change as additional information concerning final asset and liability valuations is obtained. The purchase price allocation for Aurora is preliminary as a result of the proximity of the acquisition date to December 31, 2020, and as a result, no elements of the purchase price allocation have been finalized. During the measurement period for this acquisition, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. As a result of recognizing the bargain purchase price gain, any change will be reflected as an adjustment to pretax income.

No intangible assets were acquired in 2020. The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2019:

	2019
		Weighted- Average Life
Trade names (indefinite life)	$28.2	Indefinite
Technology and know-how	22.4	17 years
Customer relationships	33.3	19 years
Capitalized software	0.5	2 years
Total intangible assets	$84.4
The total acquired intangible asset amount for 2019 acquisitions does not fully align with the purchase price allocations shown previously due to measurement period adjustments reflected in the purchase price allocations.

Note 3 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020
	Mobile	Process	Total
United States	$853.8	$699.6	$1,553.4
Americas excluding United States	168.1	138.0	306.1
Europe / Middle East / Africa	389.9	457.0	846.9
China	102.2	421.0	523.2
Asia-Pacific excluding China	157.6	126.0	283.6
Net sales	$1,671.6	$1,841.6	$3,513.2

	December 31, 2019
	Mobile	Process	Total
United States	$1,007.1	$821.0	$1,828.1
Americas excluding United States	209.6	167.7	377.3
Europe / Middle East / Africa	390.8	489.2	880.0
China	92.1	268.5	360.6
Asia-Pacific excluding China	194.3	149.6	343.9
Net sales	$1,893.9	$1,896.0	$3,789.9

	December 31, 2018
	Mobile	Process	Total
United States	$1,028.8	$769.5	$1,798.3
Americas excluding United States	208.9	176.7	385.6
Europe / Middle East / Africa	382.5	380.2	762.7
China	95.4	218.4	313.8
Asia-Pacific excluding China	188.1	132.3	320.4
Net sales	$1,903.7	$1,677.1	$3,580.8
When reviewing revenues by sales channel, the Company separates net sales to OEMs from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the years ended December 31, 2020 and December 31, 2019:

Revenue by sales channel	December 31, 2020	December 31, 2019
Original equipment manufacturers	60%	56%
Distribution/end users	40%	44%

In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the years ended December 31, 2020 and December 31, 2019, approximately 11% and 12%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% and 5% of total net sales represented service revenue in 2020 and 2019, respectively. Finally, the payment terms with the U.S. government or its contractors represented approximately 8% of total net sales for 2020 and 2019, respectively.

Note 3 - Revenue (continued)

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $224.3 million at December 31, 2020.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the year ended December 31, 2020:

December 31, 2020
Beginning balance, January 1	$129.2
Additional unbilled revenue recognized	393.6
Less: amounts billed to customers	(411.9)
Ending balance	$110.9

There were no impairment losses recorded on unbilled receivables for the year ended December 31, 2020.

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

Note 4 - Segment Information (continued)

Measurement of segment profit or loss and segment assets:
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is EBITDA.

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

Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2020	2019	2018
Net sales to external customers:
Mobile Industries	$1,671.6	$1,893.9	$1,903.7
Process Industries	1,841.6	1,896.0	1,677.1
	$3,513.2	$3,789.9	$3,580.8
Segment EBITDA:
Mobile Industries	$232.5	$284.9	$272.2
Process Industries	442.9	466.6	405.7
Total EBITDA, for reportable segments	$675.4	$751.5	$677.9
Corporate EBITDA	(40.7)	(55.4)	(61.4)
Corporate pension and other postretirement benefit related (expense) income (1)	(18.5)	4.1	(12.8)
Acquisition-related gain (2)	11.1	—	—
Depreciation and amortization	(167.1)	(160.6)	(146.0)
Interest expense, net	(63.9)	(67.2)	(49.6)
Income before income taxes	$396.3	$472.4	$408.1
(1) Corporate pension and other postretirement benefit related (expense) income represents curtailments, professional fees associated with pension de-risking and actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions.
(2) The acquisition-related gain represents a bargain purchase price gain on the acquisition of Aurora, acquired on November 30, 2020. See Note 2 - Acquisitions for additional information.

	2020	2019
Assets employed at year-end:
Mobile Industries	$2,082.2	$2,109.9
Process Industries	2,482.6	2,366.7
Corporate (2)	476.8	383.3
	$5,041.6	$4,859.9
(2) Corporate assets include corporate buildings and cash and cash equivalents.

Note 4 - Segment Information (continued)

	2020	2019	2018
Capital expenditures:
Mobile Industries	$70.5	$74.2	$48.3
Process Industries	50.1	65.3	63.3
Corporate	1.0	1.1	1.0
	$121.6	$140.6	$112.6
Depreciation and amortization:
Mobile Industries	$79.7	$73.6	$73.5
Process Industries	86.6	86.2	71.9
Corporate	0.8	0.8	0.6
	$167.1	$160.6	$146.0
Geographic Financial Information:

	2020	2019
Property, Plant and Equipment, net:
United States	$401.8	$391.7
China	196.4	183.4
India	140.0	132.6
Romania	118.0	105.3
Rest of world	179.4	176.2
	$1,035.6	$989.2
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

Income before income taxes:

	2020	2019	2018
United States	$144.1	$190.7	$202.0
Non-United States	252.2	281.7	206.1
Income before income taxes	$396.3	$472.4	$408.1

The provision for income taxes consisted of the following:

	2020	2019	2018
Current:
Federal	$40.3	$20.8	$46.1
State and local	7.9	4.8	9.9
Foreign	78.9	81.0	68.0
	$127.1	$106.6	$124.0
Deferred:
Federal	$(19.5)	$39.8	$(19.9)
State and local	(1.3)	6.5	(0.7)
Foreign	(2.4)	(55.2)	(0.8)
	$(23.2)	$(8.9)	$(21.4)
United States and foreign tax provision on income	$103.9	$97.7	$102.6
The Company made net income tax payments of $119.3 million, $118.6 million and $121.3 million in 2020, 2019 and 2018, respectively.

The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes:

	2020	2019	2018
Income tax at the U.S. federal statutory rate	$83.2	$99.2	$85.7
Adjustments:
State and local income taxes, net of federal tax benefit	4.8	7.4	6.8
Tax on foreign remittances and U.S. tax on foreign income	22.5	26.4	21.1
Tax expense related to undistributed earnings of foreign subsidiaries	0.1	6.0	—
Foreign losses without current tax benefits	2.5	3.2	3.7
Foreign earnings taxed at different rates including tax holidays	11.1	12.6	11.1
U.S. foreign tax credit	(13.8)	(18.3)	(21.2)
Accruals and settlements related to tax audits	3.4	11.1	(3.8)
Valuation allowance changes	(0.7)	(44.5)	—
Deferred taxes related to branch operations	—	5.3	—
U.S. Tax Reform	—	—	(10.6)
Other tax rate change	0.8	(5.0)	(2.4)
Other items, net	(10.0)	(5.7)	12.2
Provision for income taxes	$103.9	$97.7	$102.6
Effective income tax rate	26.2%	20.7%	25.1%

Note 5 - Income Taxes (continued)

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

There are no changes to the Company’s assertion about its permanent reinvestment in undistributed foreign earnings. The Company recorded $0.1 million and $6.0 million of income tax expense related to foreign withholding taxes on planned one-time distribution for the years ended December 31, 2020 and 2019, respectively. No additional deferred taxes have been recorded for any other outside basis differences as these amounts continue to be indefinitely reinvested in foreign operations. The amounts of undistributed foreign earnings were $810.3 million and $785.3 million at December 31, 2020 and December 31, 2019, respectively. It is not practicable to calculate the additional taxes that might be payable on such unremitted earnings due to the variety of circumstances and tax laws applicable at the time of distribution.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2020 and 2019 was as follows:

	2020	2019
Deferred tax assets:
Accrued postretirement benefits cost	$15.4	$0.1
Accrued pension cost	57.4	55.1
Other employee benefit accruals	11.0	10.9
Tax loss and credit carryforwards	90.2	86.0
Other, net	46.7	46.9
Valuation allowances	(36.7)	(33.7)
	$184.0	$165.3
Deferred tax liabilities - principally depreciation and amortization	(255.7)	(261.6)
Net deferred tax (liabilities) assets	$(71.7)	$(96.3)

Note 5 - Income Taxes (continued)

The Company has U.S. federal and state tax credit and loss carryforwards with tax benefits totaling $6.7 million, portions of which will expire in 2021 and continue until 2040. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $83.5 million, portions of which will expire in 2021 while others will be carried forward indefinitely. The Company has provided valuation allowances of $35.9 million against certain of these carryforwards and $0.8 million against other deferred tax assets. A majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law for which deferred taxes have been recorded.

As of December 31, 2020, the Company had $45.6 million of total gross unrecognized tax benefits, $39.2 million of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2020, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $8.4 million during the next 12 months. The potential decrease would be primarily driven by settlements with tax authorities and the expiration of various applicable statutes of limitation. As of December 31, 2020, the Company had accrued $8.6 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

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

The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Beginning balance, January 1	$38.9	$26.0	$14.0
Tax positions related to the current year:
Additions	2.2	3.6	0.4
Tax positions related to prior years:
Additions	8.7	11.7	17.8
Reductions	(1.0)	(1.1)	(2.9)
Settlements with tax authorities	(0.3)	(1.2)	(2.2)
Lapses in statutes of limitation	(2.9)	(0.1)	(1.1)
Ending balance, December 31	$45.6	$38.9	$26.0

During 2020, gross unrecognized tax benefits increased primarily for additional accruals for uncertain tax positions related to non-U.S. transfer pricing along with prior year tax matters in multiple jurisdictions related to previous acquisitions and non-deductible expenses. These increases were partially offset by releases of accrual for lapses in statutes of limitations.

Note 5 - Income Taxes (continued)

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

As of December 31, 2020 the Company is subject to examination by the IRS for tax years 2017 to the present. The Company also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2013 to the present, as well as various foreign tax jurisdictions, including Mexico, China, Poland, France, Germany and India for tax years as early as 1999 to the present. The Company’s unrecognized tax benefits were presented on the Consolidated Balance Sheets as a component of other non-current liabilities and as a reduction to deferred income taxes.

Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Numerator:
Net income attributable to The Timken Company	$284.5	$362.1	$302.8
Less: undistributed earnings allocated to nonvested stock	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$284.5	$362.1	$302.8
Denominator:
Weighted average number of shares outstanding - basic	75,354,280	75,758,123	77,119,602
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,047,086	1,138,442	1,217,879
Weighted average number of shares outstanding, assuming dilution of stock options and awards	76,401,366	76,896,565	78,337,481
Basic earnings per share	$3.78	$4.78	$3.93
Diluted earnings per share	$3.72	$4.71	$3.86

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 676,627, 1,016,435 and 1,139,146 during 2020, 2019 and 2018, respectively.

Note 7 - Inventories
The components of inventories at December 31, 2020 and 2019 were as follows:

	2020	2019
Manufacturing supplies	$34.8	$34.2
Raw materials	99.5	100.0
Work in process	320.3	308.9
Finished products	441.2	439.0
Subtotal	$895.8	$882.1
Allowance for surplus and obsolete inventory	(54.5)	(40.1)
Total Inventories, net	$841.3	$842.0

Inventories at December 31, 2020 valued on the FIFO cost method were 61% and the remaining 39% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $172.1 million and $168.9 million greater at December 31, 2020 and 2019, respectively. The Company recognized an increase in its LIFO reserve of $3.2 million during 2020, compared to a decrease in its LIFO reserve of $5.0 million during 2019. Inventory and the allowance for surplus and obsolete inventory increased from 2019 primarily as a result of recent acquisitions.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2020 and 2019 were as follows:

	2020	2019
Land and buildings	$535.3	$510.9
Machinery and equipment	2,206.2	2,093.3
Subtotal	$2,741.5	$2,604.2
Less: accumulated depreciation	(1,705.9)	(1,615.0)
Property, Plant and Equipment, net	$1,035.6	$989.2

Total depreciation expense was $110.9 million, $103.3 million and $99.2 million in 2020, 2019 and 2018, respectively.

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

The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has four reporting units and the Process Industries segment has two reporting units. Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2020:

	Mobile Industries	Process Industries	Total
Beginning Balance	$361.3	$632.4	$993.7
Acquisitions	5.6	2.8	8.4
Foreign currency translation adjustments	17.7	27.8	45.5
Ending Balance	$384.6	$663.0	$1,047.6

The $8.4 million addition from acquisitions was the result of measurement period adjustments related to the 2019 acquisitions of BEKA and Diamond Chain bringing total goodwill to $52.6 million for these acquisitions. Approximately $19.0 million of this amount is tax deductible. Refer to Note 2 - Acquisitions for further information.

Year ended December 31, 2019:

	Mobile Industries	Process Industries	Total
Beginning Balance	$349.7	$610.8	$960.5
Acquisitions	18.2	27.9	46.1
Foreign currency translation adjustments and other changes	(6.6)	(6.3)	(12.9)
Ending Balance	$361.3	$632.4	$993.7

In 2019, the $46.1 million addition resulted from the acquisitions of BEKA and Diamond Chain and the measurement period adjustments of $1.9 million recorded in 2019 for 2018 acquisitions.
No material goodwill impairment losses were recorded in 2020, 2019 or 2018.

Note 9 - Goodwill and Other Intangible Assets (continued)

Intangible Assets:
The following table displays intangible assets as of December 31, 2020 and 2019:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$532.2	$(161.9)	$370.3	$510.9	$(128.8)	$382.1
Technology and know-how	277.2	(72.0)	205.2	265.1	(54.7)	210.4
Trade names	14.2	(8.8)	5.4	12.7	(6.1)	6.6
Capitalized Software	276.4	(254.6)	21.8	270.3	(245.8)	24.5
Other	4.7	(3.7)	1.0	13.8	(9.1)	4.7
	$1,104.7	$(501.0)	$603.7	$1,072.8	$(444.5)	$628.3
Intangible assets not subject to amortization:
Trade names	$129.0		$129.0	$121.5		$121.5
FAA air agency certificates	8.7		8.7	8.7		8.7
	$137.7		$137.7	$130.2		$130.2
Total intangible assets	$1,242.4	$(501.0)	$741.4	$1,203.0	$(444.5)	$758.5

There were no intangible assets acquired in 2020. Intangible assets acquired in 2019 totaled $84.4 million from the BEKA and Diamond Chain acquisitions. Intangible assets subject to amortization acquired in 2019 were assigned useful lives of two to 20 years and had a weighted-average amortization period of 18.1 years.

Amortization expense for intangible assets was $56.2 million, $57.3 million and $46.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense for intangible assets is estimated to be approximately $54.2 million in 2021, $49.4 million in 2022, $46.2 million in 2023, $44.3 million in 2024 and $43.2 million in 2025.

Note 10 - Leasing

The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.

Lease expense for the years ended December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Operating lease expense	$36.0	$36.6
Amortization of right-of-use assets on finance leases	1.5	1.2
Total lease expense	$37.5	$37.8
The following tables present the impact of leasing on the Consolidated Balance Sheet.

Operating Leases	December 31, 2020	December 31, 2019
Lease assets:
Operating lease assets	$118.2	$114.1
Lease liabilities:
Short-term operating lease liabilities	$27.2	$28.3
Long-term operating lease liabilities	75.5	71.3
Total operating lease liabilities	$102.7	$99.6

Finance Leases	December 31, 2020	December 31, 2019
Lease assets:
Property, plant and equipment, net	$5.3	$5.0
Lease liabilities:
Current portion of long-term debt	$0.8	$0.5
Long-term debt	2.9	2.9
Total finance lease liabilities	$3.7	$3.4

Future minimum lease payments under non-cancellable leases at December 31, 2020 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2021	$30.2	$1.5
2022	23.5	1.3
2023	16.0	0.6
2024	10.5	0.3
2025	8.6	0.1
Thereafter	24.7	—
Total future minimum lease payments	$113.5	$3.8
Less: imputed interest	(10.8)	(0.1)
Total	$102.7	$3.7

Note 10 - Leasing (continued)

The following tables present other information related to leases:

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35.7	$35.6
Financing cash flows from finance leases	1.2	1.6
Lease assets added in the period:
Operating leases	$39.9	$58.6
Finance leases	0.9	2.0

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	5.1 years	5.3 years
Finance leases	2.9 years	3.3 years
Weighted-average discount rate:
Operating leases	3.69%	3.87%
Finance leases	2.55%	2.55%

Note 11 - Financing Arrangements
Short-term debt as of December 31, 2020 and 2019 was as follows:

	2020	2019
Variable-rate Accounts Receivable Facility with an interest rate of 0.96% at December 31, 2020 and of 2.77% at December 31, 2019	$58.0	$1.8
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.24% to 1.75% at December 31, 2020 and 0.27% to 1.75% at December 31, 2019	61.8	15.5
Short-term debt	$119.8	$17.3

The Company has a $100.0 million Accounts Receivable Facility, which matures November 30, 2021. The Company currently intends to renew or replace the Accounts Receivable Facility prior it its maturity. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited to certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $83.9 million at December 31, 2020. As of December 31, 2020, there were outstanding borrowings of $58.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to $25.9 million. All of the outstanding borrowings under the Accounts Receivable Facility were classified as short-term due to its upcoming maturity in November of 2021. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The interest rate was 1.0%, 2.8% and 3.2% at December 31, 2020, 2019 and 2018, respectively.
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $277.4 million in the aggregate. Most of these lines of credit are uncommitted. At December 31, 2020, the Company’s foreign subsidiaries had borrowings outstanding of $61.8 million and guarantees of $0.7 million, which reduced the aggregate availability under these facilities to $214.9 million. The weighted-average interest rate on these lines of credit during the year were 0.6%, 0.5% and 0.6% in 2020, 2019 and 2018, respectively. The increase in the weighted-average interest rate was primarily due to an increase in borrowings in Europe with higher rates. The weighted-average interest rate on lines of credit outstanding at December 31, 2020 and 2019 was 0.8% and 1.0%, respectively.

Note 11 - Financing Arrangements (continued)
Long-term debt as of December 31, 2020 and 2019 was as follows:

	2020	2019
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 2.01% and Euro of 1.48% at December 31, 2020 and 2.85% and 1.00%, respectively, at December 31, 2019	$9.7	$132.7
Variable-rate Euro Term Loan(1), matured on September 18, 2020, with an interest rate of 1.13% at December 31, 2019.	—	54.4
Variable-rate Accounts Receivable Facility, with an interest rate of 2.77% at December 31, 2019.	—	98.2
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 1.63% at December 31, 2020 and of 2.92% at December 31, 2019.	329.6	338.5
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.0	348.5
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	182.9	167.7
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.5	396.1
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.7	154.6
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	18.8	18.0
Other	3.6	4.1
Total debt	$1,444.8	$1,712.8
Less current maturities	10.9	64.7
Long-term debt	$1,433.9	$1,648.1
(1) Net of discount and fees

The Company entered into the Senior Credit Facility on June 25, 2019. The Senior Credit Facility amends and restates the Company's previous credit agreement, dated as of June 19, 2015. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At December 31, 2020, the Company had $9.7 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $640.3 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. On May 27, 2020, the Senior Credit Facility was amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio is calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation is effective through June 30, 2021, after which the calculation of the consolidated leverage ratio under the Senior Credit Facility will revert back to using a total debt construct.

On November 1, 2019, the Company assumed certain fixed-rate debt of €16 million associated with the BEKA acquisition that matures on June 30, 2033.

On September 11, 2018, the Company entered into the $350 million 2023 Term Loan. Proceeds from the 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the 2023 Term Loan agreement to, among other things, align covenants and other terms with the Senior Credit Facility. On May 27, 2020, the 2023 Term Loan agreement was further amended to align the calculation of the consolidated leverage ratio and other terms with the Senior Credit Facility.

On September 18, 2017, the Company entered into the 2020 Term Loan, that matured on September 18, 2020. Upon the final payment during the third quarter of 2020, the Company fully repaid the 2020 Term Loan.

At December 31, 2020, the Company was in full compliance with all applicable covenants on its outstanding debt.

Note 11 - Financing Arrangements (continued)
The maturities of long-term debt (including $3.7 million of finance leases) for the five years subsequent to December 31, 2020 are as follows:

Year
2021	$10.9
2022	10.2
2023	10.2
2024	304.5
2025	360.0
Thereafter	749.0

Interest paid was $65.2 million in 2020, $67.4 million in 2019 and $42.5 million in 2018. This differs from interest expense due to the timing of payments, the amortization of deferred financing fees and interest capitalized of $1.5 million in 2020, $1.1 million in 2019 and $0.4 million in 2018.

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
The Company had total environmental accruals of $5.3 million and $5.2 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2020 and 2019, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain products. The product warranty liability included in other current liabilities on the Consolidated Balance Sheets for 2020 and 2019 was $9.4 million and $7.5 million, respectively. The increase in the liability during 2020 primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims, expected trends and course of dealing experience that continue to mature. Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.

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

During 2020, 2019 and 2018, the Company recognized stock-based compensation expense of $3.6 million ($2.7 million after tax or $0.04 per diluted share), $4.9 million ($3.7 million after tax or $0.05 per diluted share) and $4.8 million ($3.7 million after tax or $0.05 per diluted share), respectively, for stock option awards.

Beginning in 2020, the Company discontinued the use of nonqualified stock options. As such, there were no stock option awards granted in 2020. The fair value of stock option awards granted in 2019 and 2018 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2019	2018
Weighted-average fair value per option	$9.58	$10.29
Risk-free interest rate	2.46%	2.62%
Dividend yield	2.52%	2.30%
Expected stock volatility	28.29%	27.78%
Expected life - years	5	5

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

A summary of stock option award activity for the year ended December 31, 2020 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	2,913,272	$40.10
Exercised	(956,258)	39.07
Canceled of expired	(52,265)	43.27
Outstanding - end of year	1,904,749	$40.53	7 years	$70.1
Options expected to vest	1,904,749	40.53	7 years	70.1
Options exercisable	1,259,075	38.94	6 years	48.4

The total intrinsic value of stock option awards exercised during the years ended December 31, 2020, 2019 and 2018 was $20.7 million, $13.4 million and $6.7 million, respectively. Net cash proceeds from the exercise of stock option awards were $37.4 million, $27.5 million and $12.8 million, respectively.

In addition to stock option awards, the Company has granted performance-based restricted stock units, time-based restricted stock units and deferred shares under its long-term incentive plan. A summary of those awards granted in 2020 is presented below:

	Expected to be Settled in Equity	Expected to be Settled in Cash	Total Awards Granted
Performance-based restricted stock units	442,371	11,251	453,622
Time-based restricted stock units	204,550	4,480	209,030
Deferred shares	5,000	—	5,000

Note 13 - Stock Compensation (continued)

Performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and cliff vest three years from the date of grant. Time-based restricted stock units generally vest in 25% increments annually beginning on the first anniversary of the grant. Deferred shares generally cliff vest five years from the date of grant. For time-based restricted stock units that are expected to settle in cash, the Company had $1.0 million and $1.1 million accrued in salaries, wages and benefits as of December 31, 2020 and 2019, respectively, on the Consolidated Balance Sheets.

A summary of stock award activity, including performance-based restricted stock units, time-based restricted stock units and deferred shares that will settle in common shares for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	1,106,386	$43.13
Granted - new awards	651,921	50.05
Vested	(557,590)	43.76
Canceled or expired	(75,245)	47.97
Outstanding - end of year	1,125,472	$46.50

As of December 31, 2020, a total of 1,125,472 stock awards have been awarded that have not yet vested. The Company distributed shares totaling 557,590 in 2020, 539,396 in 2019 and 290,287 in 2018 due to the vesting of stock awards. The grant date fair value of these vested shares was $24.4 million, $17.3 million and $11.8 million, respectively. The Company recognized compensation expense of $19.6 million, $22.3 million and $27.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, relating to performance-based restricted stock units, time-based restricted stock units, deferred shares and restricted shares.

As of December 31, 2020, the Company had unrecognized compensation expense of $22.5 million related to stock options and stock awards, which is expected to be recognized over a total weighted-average period of two years. There were 7.8 million shares available for future grants for all plans at December 31, 2020.

Note 14 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2020:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$0.2	$0.2	$—	$0.4
Severance expense and related benefit costs	8.2	11.0	0.4	19.6
Exit costs	0.6	0.6	—	1.2
Total	$9.0	$11.8	$0.4	$21.2

Year ended December 31, 2019:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$1.8	$0.8	$—	$2.6
Severance expense and related benefit costs	1.6	0.9	0.5	3.0
Exit costs	0.2	1.0	—	1.2
Total	$3.6	$2.7	$0.5	$6.8
Year ended December 31, 2018:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$—	$1.3	$—	$1.3
Severance expense and related benefit costs	1.1	0.3	1.6	3.0
Exit costs	0.3	0.3	—	0.6
Total	$1.4	$1.9	$1.6	$4.9
The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

COVID-19 Pandemic Cost Reduction Initiatives:
During 2020, the Company recorded $12.0 million in severance and related benefit costs to eliminate approximately 200 salaried positions to align current employment levels with customer demand. Of the $12.0 million charge, $5.8 million related to the Mobile Industries segment, $5.8 million related to the Process Industries segment and $0.4 million related to Unallocated Corporate.

Mobile Industries:
On October 16, 2019, the Company announced the reorganization of its bearing plant in Gaffney, South Carolina. The Company transferred its high-volume bearing production and roller production to other Timken manufacturing facilities in the U.S. The transfer of these operations was substantially completed by the end of the third quarter of 2020 and is expected to affect approximately 150 employees. The Company expected to incur approximately $8 million to $10 million of pretax costs in total related to this reorganization. During 2020 and 2019, the Company recognized severance and related benefits of $0.3 million and $1.3 million, respectively, and exit costs of $0.4 million and $0.1 million, respectively, related to this reorganization. The Company has incurred cumulative pretax costs related to this reorganization of $7.5 million as of December 31, 2020, including rationalization costs recorded in cost of products sold.

Note 14 - Impairment and Restructuring Charges (continued)

Process Industries:
On February 4, 2020, the Company announced the closure of its chain plant in Indianapolis, Indiana. This plant was part of the Diamond Chain acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to close by the end of the fourth quarter of 2021 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million of expenses related to this closure. During 2020, the Company recorded severance and related benefit costs of $3.1 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $6.0 million as of December 31, 2020, including rationalization costs recorded in cost of products sold.

On September 3, 2020, the Company announced the reorganization of its bearing plant in Canton, Ohio. The Company will be transferring production for certain product lines to other Timken locations in order to streamline resources and better align capacity with demand. The transfer of these operations is expected to occur by early 2021 and is expected to affect approximately 40 employees. The Company expects to incur approximately $2.0 million to $2.5 million of pretax costs related to this reorganization. During 2020, the Company recognized severance and related benefits of $1.1 million related to this reorganization. The Company has incurred cumulative pretax costs related to this reorganization of $1.2 million as of December 31, 2020, including rationalization costs recorded in cost of products sold.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning balance, January 1	$2.7	$2.7
Expense	20.8	4.2
Payments	(15.5)	(4.2)
Ending balance, December 31	$8.0	$2.7

The restructuring accrual at December 31, 2020 and 2019 is included in other current liabilities on the Consolidated Balance Sheets.

Note 15 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans generally are noncontributory. Pension benefits earned generally are based on years of service and compensation during active employment. The cash contributions and payments for the Company’s defined benefit pension plans were $17.9 million, $35.4 million and $11.3 million in 2020, 2019 and 2018, respectively. The 2019 contributions and payments include a $24 million payout of deferred compensation to a former executive officer of the Company.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$10.7	$10.7	$12.6	$1.8	$1.5	$1.7
Interest cost	21.0	23.5	24.0	5.5	7.3	7.2
Expected return on plan assets	(25.3)	(25.8)	(29.3)	(8.7)	(10.2)	(11.6)
Amortization of prior service cost	1.6	1.6	1.7	0.2	0.2	0.1
Recognition of net actuarial (gains) losses	(3.9)	(3.5)	30.0	20.1	17.4	8.8
Curtailment losses (gains)	0.9	—	(10.2)	—	—	—
Net periodic benefit cost	$5.0	$6.5	$28.8	$18.9	$16.2	$6.2

Assumptions	2020	2019	2018
U.S. Plans:
Discount rate	3.04% to 3.55%	3.67% to 4.43%	3.75% to 3.94%
Future compensation assumption	2.50%	2.50%	2.50%
Expected long-term return on plan assets	4.50% to 6.25%	5.35% to 6.25%	5.75% to 6.50%
International Plans:
Discount rate	0.75% to 9.00%	1.50% to 11.00%	1.25% to 9.00%
Future compensation assumption	2.00% to 8.20%	2.00% to 8.23%	2.00% to 8.00%
Expected long-term return on plan assets	1.75% to 9.00%	2.50% to 9.00%	2.50% to 9.00%

The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2020	2019
U.S. Plans:
Discount rate	2.71% to 2.91%	3.04% to 3.55%
Future compensation assumption	2.50%	2.50%
International Plans:
Discount rate	0.25% to 7.75%	0.75%
Future compensation assumption	1.90% to 8.18%	2.00% to 8.20%

Note 15 - Retirement Benefit Plans (continued)

The Company recognized actuarial losses of $16.2 million during 2020 primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $88.0 million and the impact of experience losses of $16.9 million, partially offset by higher than expected returns on plan assets of $84.3 million and other changes in valuation assumptions of $4.4 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by 66 basis point reduction in the weighted-average discount rate used to measure its U.S. plan obligations, which decreased from 3.50% in 2019 to 2.84% in 2020.

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

The Company recognized actuarial losses of $38.8 million during 2018 primarily due to lower than expected returns on plan assets of $83.4 million driven by negative returns on fixed income investments, which were offset by the increase in discount rates used to measure its defined benefit pension obligations of $62.4 million. The impact of experience losses and other changes in valuation assumptions resulted in losses of approximately $17.8 million. The discount rate used to measure the U.S. plan obligations increased by 56 basis points from 3.80% during 2017 compared to 4.36% in 2018.

During the fourth quarter of 2018, the Company's Board of Directors approved the freezing of the benefits for two of the Company's U.S. defined benefit pension plans, effective December 31, 2022. In conjunction with this action, the Company recognized a curtailment gain of $10.2 million in 2018.

For expense purposes in 2020, the Company applied a weighted-average discount rate of 3.5% to its U.S. defined benefit pension plans. For expense purposes in 2021, the Company will apply a weighted-average discount rate of 2.84% to its U.S. defined benefit pension plans.

For expense purposes in 2020, the Company applied a weighted-average expected rate of return of 5.22% for the Company’s U.S. pension plan assets. For expense purposes in 2021, the Company will apply a weighted-average expected rate of return on plan assets of 4.69%.

Note 15 - Retirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2020 and 2019:

	U.S. Plans		International Plans
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$634.7	$586.6	$328.8	$300.3
Service cost	10.7	10.7	1.8	1.5
Interest cost	21.0	23.5	5.5	7.3
Plan amendments	0.1	—	—	—
Actuarial losses	56.6	74.9	43.9	29.1
International plan exchange rate change	—	—	14.1	7.6
Curtailments	0.3	—	—	—
Benefits paid	(60.3)	(61.0)	(14.4)	(17.4)
Acquisitions	—	—	—	0.4
Benefit obligation at end of year	$663.1	$634.7	$379.7	$328.8

	U.S. Plans		International Plans
	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of year	$520.2	$448.3	$274.7	$254.6
Actual return on plan assets	85.8	104.2	32.5	21.9
Company contributions / payments	7.6	28.7	10.3	6.7
International plan exchange rate change	—	—	9.7	8.9
Benefits paid	(60.3)	(61.0)	(14.4)	(17.4)
Fair value of plan assets at end of year	553.3	520.2	312.8	274.7
Funded status at end of year	$(109.8)	$(114.5)	$(66.9)	$(54.1)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$1.8	$—	$0.2	$3.4
Current liabilities	(14.2)	(5.4)	(1.5)	(1.5)
Non-current liabilities	(97.4)	(109.1)	(65.6)	(56.0)
	$(109.8)	$(114.5)	$(66.9)	$(54.1)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost	$2.7	$4.8	$3.9	$3.9
Accumulated other comprehensive loss	$2.7	$4.8	$3.9	$3.9

Changes in prior service cost recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$4.8	$6.4	$3.9	$4.0
Prior service cost	0.1	—	—	—
Recognized prior service cost	(1.6)	(1.6)	(0.2)	(0.2)
Loss recognized due to curtailment	(0.6)	—	—	—
Foreign currency impact	—	—	0.2	0.1
Total recognized in accumulated other comprehensive loss at December 31	$2.7	$4.8	$3.9	$3.9

Note 15 - Retirement Benefit Plans (continued)
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Defined benefit pension plans in the U.S. represent 64% of the benefit obligation and 64% of the fair value of plan assets as of December 31, 2020.

Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2020. As a result, $2.0 million and $3.4 million at December 31, 2020 and 2019, respectively, are included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $15.7 million and $6.9 million at December 31, 2020 and 2019, respectively. The increase in the current portion of accrued pension benefits relates to the expected 2021 deferred compensation payment to a former executive officer of the Company. In 2020, the current portion of accrued pension benefits relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at December 31, 2020 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $521.2 million, the accumulated benefit obligation was $515.9 million and the fair value of plan assets was $343.4 million at December 31, 2020.

The total accumulated benefit obligation for all plans was $1,026.3 million and $942.0 million at December 31, 2020 and 2019, respectively.

Investment performance increased the value of the Company’s pension assets by 16.5% in 2020.

As of December 31, 2020, 2019 and 2018, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2020 and 2019, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2020	2019
Equity securities	18%	to	24%	22%	21%
Fixed income securities	70%	to	82%	75%	74%
Other investments	2%	to	4%	3%	5%
Total				100%	100%

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

Note 15 - Retirement Benefit Plans (continued)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:
Level 1 -Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 -Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3 -Unobservable inputs for the asset or liability.
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$37.1	$—	$—	$37.1	$17.1	$—	$—	$17.1
Government and agency securities	45.1	3.0	—	48.1	35.8	3.0	—	38.8
Corporate bonds - investment grade	—	99.5	—	99.5	—	79.5	—	79.5
Equity securities - U.S. companies	—	—	—	—	0.1	—	—	0.1
Common collective funds - fixed income	44.5	—	—	44.5	42.0	—	—	42.0
Mutual funds - fixed income	55.4	—	—	55.4	66.9	—	—	66.9
Mutual funds - international equity	60.4	—	—	60.4	36.0	—	—	36.0
Mutual funds - domestic equity	—	—	—	—	3.2	—	—	3.2
Mutual funds - other assets	—	—	—	—	1.4	—	—	1.4
	$242.5	$102.5	$—	$345.0	$202.5	$82.5	$—	$285.0

Investments measured at net asset value:
Cash and cash equivalents				$—				$0.2
Equity securities - international companies				0.3				1.0
Common collective funds - domestic equities				63.2				76.3
Common collective funds - international equities				42.6				31.9
Common collective funds - fixed income				203.8				202.5
Common collective funds - diversified growth				20.1				17.9
Limited partnerships				13.2				18.7
Real estate partnerships				7.7				11.2
Other liability-driven investments				144.4				128.2
Other assets				25.8				22.0
Total Assets				$866.1				$794.9
International investments measured at net asset value totaled $265.0 million as of December 31, 2020 and $231.8 million as of December 31, 2019, respectively.

Note 15 - Retirement Benefit Plans (continued)
Cash and cash equivalents are valued at redemption value. Government and agency securities are valued at the closing price reported in the active market in which the individual securities are traded. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. Equity securities (both common and preferred stock) are valued at the closing price reported in the active market in which the individual security is traded. Common collective funds are valued based on a net asset value per share. Mutual funds classified as Level 1 assets include investments in fixed income and international equities. These investments are comprised of securities listed on exchange, market, or automated quotation systems, for which active, quoted prices are available. Mutual funds are valued based on a net asset value per share for shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or a pricing vendor or the fund family if an active market is not available. Asset-backed securities are valued based on quoted prices for similar assets in active markets. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

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

Cash Flows:

Employer Contributions to Defined Benefit Plans
2019	$35.4
2020	17.9
2021 (estimated)	16.0

Estimated future benefit payments, including estimated lump sum distributions, are expected to be as follows:

Benefit Payments
2021	$98
2022	74
2023	72
2024	64
2025	62
2026-2030	270

Note 15 - Retirement Benefit Plans (continued)

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company made contributions to its defined contribution plans of $27.1 million, $27.9 million and $23.7 million in 2020, 2019 and 2018, respectively. Effective January 1, 2019, the primary U.S. Company sponsored defined contribution plan no longer allows contributions to be made to the Company stock fund to align with industry trends to remove investments in company stock as an option in a company sponsored defined contribution plan. All participants in this plan are required to transfer remaining funds in the Company stock fund to other fund options by December 31, 2022. At December 31, 2020, the plans held 1,095,124 of the Company’s common shares with a fair value of $84.7 million. The Company paid dividends totaling $1.5 million, $2.3 million and $2.9 million in 2020, 2019 and 2018, respectively, to plans to be disbursed to participant accounts holding the Company’s common shares.

Note 16 - Other Postretirement Benefit Plans
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

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2020	2019	2018
Components of net periodic benefit (credit) cost:
Service cost	$0.2	$0.2	$0.2
Interest cost	2.1	5.9	7.6
Expected return on plan assets	(0.4)	(3.2)	(3.7)
Amortization of prior service credit	(9.8)	(5.4)	(1.7)
Recognition of net actuarial losses (gains)	1.4	(18.0)	(16.7)
Net periodic benefit (credit) cost	$(6.5)	$(20.5)	$(14.3)

Assumptions:	2020	2019	2018
Discount rate	3.43%	3.48% to 4.30%	3.57%
Rate of return	3.00%	4.85%	4.50%

The following table summarizes assumptions used to measure the benefit obligation for the other postretirement benefit plans at December 31:

Assumptions:	2020	2019
Discount rate	2.62%	3.43%

The Company recognized actuarial losses of $1.4 million during 2020 primarily due to the impact of an 81 basis point decrease in the discount rate used to measure the Company's defined benefit postretirement obligations, which decreased from 3.43% in 2019 to 2.62% in 2020. The decrease in the discount rate resulted in a $3.9 million loss. This actuarial loss was partially offset by actuarial gains of $2.0 million due to the impact of a reduction in the rate for Medicare Advantage plans, $0.4 million due to higher than expected returns on plans assets and $0.1 million due to changes in other actuarial assumptions.

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

During July 2019, the Company announced changes to the medical plan offerings for certain of its postretirement benefit plans, effective January 1, 2020, which will impact the benefits provided to certain retirees. This plan amendment resulted in a $92.8 million reduction in its postretirement benefit obligations and a corresponding pretax adjustment to accumulated other comprehensive loss. Starting with the three months ended September 30, 2019, the pretax adjustment of $92.8 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost (as a benefit) until 2031.

Note 16 - Other Postretirement Benefit Plans (continued)
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

For expense purposes in 2020, the Company applied a discount rate of 3.43% to its other postretirement benefit plans. For expense purposes in 2021, the Company will apply a discount rate of 2.62% to its other postretirement benefit plans.

For expense purposes in 2020, the Company applied an expected rate of return of 3.00% to the VEBA trust assets.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the other postretirement benefit plans as of December 31, 2020 and 2019:

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$63.4	$186.9
Service cost	0.2	0.2
Interest cost	2.1	5.9
Plan amendments	(3.1)	(92.8)
Actuarial losses (gains)	1.8	(14.4)
International plan exchange rate change	—	0.2
Benefits paid	(6.8)	(22.7)
Acquisitions	—	0.1
Benefit obligation at end of year	$57.6	$63.4

Change in plan assets:
Fair value of plan assets at beginning of year	$64.4	$72.3
Company contributions / payments	2.7	8.0
Transfer to VEBA trust for certain active employees' medical benefits	(50.0)	—
Return on plan assets	0.8	6.8
Benefits paid	(6.8)	(22.7)
Fair value of plan assets at end of year	11.1	64.4
Funded status at end of year	$(46.5)	$1.0

Note 16 - Other Postretirement Benefit Plans (continued)

Amounts recognized on the Consolidated Balance Sheets:	2020	2019
Non-current assets	$—	$36.6
Current liabilities	(5.2)	(3.8)
Non-current liabilities	(41.3)	(31.8)
	$(46.5)	$1.0

Amounts recognized in accumulated other comprehensive income:
Net prior service credit	$(91.5)	$(98.2)
Accumulated other comprehensive income	$(91.5)	$(98.2)

Changes to prior service credit recognized in accumulated other comprehensive (income) loss:
Accumulated other comprehensive income at beginning of year	$(98.2)	$(10.8)
Prior service credit	(3.1)	(92.8)
Recognized prior service credit	9.8	5.4
Total recognized in accumulated other comprehensive income at December 31	$(91.5)	$(98.2)

The presentation in the above tables for amounts recognized in accumulated other comprehensive (income) loss on the Consolidated Balance Sheets is before the effect of income taxes.

The current portion of accrued postretirement benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $5.2 million and $3.8 million at December 31, 2020 and 2019, respectively. In 2021, the current portion of accrued postretirement benefits related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 5.5% for 2021, declining gradually to 5.0% in 2023 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2021 and 2022, and are assumed to increase by 7.25% for 2022, declining gradually to 5.0% in 2031 and thereafter.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2020 total service and interest cost components by $0.1 million and would have increased the postretirement benefit obligation by $1.8 million. A one percentage point decrease would provide corresponding reductions of $0.1 million and $1.6 million, respectively.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2020 and 2019, was as follows:

	Current Target Allocation	Percentage of VEBA Assets at December 31,
Asset Category		2020	2019
Equity securities	—	—%	18%
Fixed income securities	100%	100%	82%
Total		100%	100%

Note 16 - Other Postretirement Benefit Plans (continued)

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

The following table presents those investments of the Company’s VEBA trust assets as of December 31, 2020 and 2019, respectively:

	Balance at December 31, 2020
Assets:	NAV	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.5	$—	$—	$—
Mutual fund - fixed income	—	10.6	—	—
Total Assets	$0.5	$10.6	$—	$—

	Balance at December 31, 2019
Assets:	NAV	Level 1	Level 2	Level 3
Cash and cash equivalents	$9.4	$—	$—	$—
Common collective fund - U.S. equities	7.4	—	—	—
Common collective fund - international equities	4.2	—	—	—
Common collective fund - fixed income	43.4	—	—	—
Total Assets	$64.4	$—	$—	$—

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security. Mutual funds are valued at the closing priced reported in the active market in which the individual funds are traded.

In January 2020, the Company established a second VEBA trust for certain active employees’ medical benefits. The Company transferred $50 million from the existing VEBA trust to fund the second VEBA trust. The $50 million that was transferred was primarily classified as other current assets based on the portfolio of the assets in the trust. The Company utilized all of the assets of the trust in 2020 for the payment of certain active employees’ medical benefits. In January 2021, the Company transferred the remaining $11.1 million in the existing VEBA trust to the second VEBA trust.

Cash Flows:
The Company did not make any employer contributions to the VEBA in 2020 and 2019. The Company does not expect to make any employer contributions in 2021.

Estimated future benefit payments to be funded by the Company are expected to be as follows:

Future Benefit Payments
2021	$5
2022	5
2023	5
2024	4
2025	4
2026-2030	18

Note 17 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the years ended December 31, 2020 and December 31, 2019, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$(1.7)	$(50.1)
Other comprehensive income (loss) before reclassifications and income taxes	92.7	2.8	(1.2)	94.3
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(7.4)	(2.3)	(9.7)
Income tax benefit	—	1.1	1.1	2.2
Net current period other comprehensive income (loss), net of income taxes	92.7	(3.5)	(2.4)	86.8
Noncontrolling interest	4.6	—	—	4.6
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	97.3	(3.5)	(2.4)	91.4
Balance at December 31, 2020	$(18.0)	$63.4	$(4.1)	$41.3

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2018	$(95.6)	$—	$0.3	$(95.3)
Other comprehensive income (loss) before reclassifications and income taxes	(19.9)	92.7	1.2	74.0
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(3.6)	(3.8)	(7.4)
Income tax (expense) benefit	—	(22.2)	0.6	(21.6)
Net current period other comprehensive income (loss), net of income taxes	(19.9)	66.9	(2.0)	45.0
Noncontrolling interest	0.2	—	—	0.2
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	(19.7)	66.9	(2.0)	45.2
Balance at December 31, 2019	$(115.3)	$66.9	$(1.7)	$(50.1)

Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

Note 18 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$320.3	$318.6	$1.7	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	37.6	—	37.6	—
Foreign currency hedges	1.1	—	1.1	—
Total Assets	$359.8	$319.4	$40.4	$—

Liabilities:
Foreign currency hedges	$8.1	$—	$8.1	$—
Total Liabilities	$8.1	$—	$8.1	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$160.7	$158.2	$2.5	$—
Cash and cash equivalents measured at net asset value	48.8
Restricted cash	6.7	6.7	—	—
Short-term investments	25.7	—	25.7	—
Short-term investments measured at net asset value	0.1
Foreign currency hedges	7.6	—	7.6	—
Total Assets	$249.6	$164.9	$35.8	$—

Liabilities:
Foreign currency hedges	$1.4	$—	$1.4	$—
Total Liabilities	$1.4	$—	$1.4	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at redemption value. Short-term investments are investments with maturities between four months and one year, and generally are valued at amortized cost, which approximates fair value A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.
Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 2 - Acquisitions for further discussion.
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

No material assets were measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019.

Note 18 - Fair Value (continued)

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,220.7 million and $1,185.8 million at December 31, 2020 and 2019, respectively. The carrying value of this debt was $1,103.2 million and $1,086.5 million at December 31, 2020 and 2019, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 07, 2027 (the "2027 Notes") as a hedge against its net investment in one of its European affiliates. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the twelve months ended December 31, 2020 was to record a loss of $2.0 million to accumulated comprehensive loss with a corresponding offset to other (expense) income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2020 and 2019, the Company had $173.2 million and $295.7 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.

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

Note 19 - Derivative Instruments (continued)

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of December 31, 2020 and 2019, the Company had $86.9 million and $87.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.

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

As of December 31, 2020 and 2019, the Company had $86.2 million and $207.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the years ended December 31, 2020, 2019 and 2018, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2020	2019	2018
Foreign currency forward contracts	Other income (expense), net	$(3.7)	$5.9	$5.1

Note 20 - Research and Development
The Company leverages its technical knowledge, research expertise, and production and engineering capabilities across all of its products and end markets to deliver high-performance products and services to its customers. Costs included in "Research and Development Expense" primarily relate to new product innovation. Costs included in "Engineering Expense" primarily relate to the technological enhancement of existing products and services as we align with our customers evolving needs. Expenditures may fluctuate from year-to-year depending on special projects and needs.

	Year Ended December 31,
Expenditures as a percentage of sales	2020	2019	2018
Research and Development Expense	1.2%	1.1%	1.0%
Engineering Expense	1.0%	1.3%	1.3%
Total	2.2%	2.4%	2.3%

Note 21 - Quarterly Financial Data
(Unaudited)

	2020
	1st	2nd	3rd	4th	Total
Net sales	$923.4	$803.5	$894.6	$891.7	$3,513.2
Gross profit	278.9	230.3	263.7	237.0	1,009.9
Selling, general and administrative expenses	153.6	111.8	132.7	135.7	533.8
Impairment and restructuring charges	3.6	3.1	12.0	2.5	21.2
Net income (1)	84.0	61.8	91.3	55.3	292.4
Net income attributable to noncontrolling interests	3.3	(0.1)	2.5	2.2	7.9
Net income attributable to The Timken Company	80.7	61.9	88.8	53.1	284.5
Net income per share - Basic:	$1.07	$0.82	$1.18	$0.70	$3.78
Net income per share - Diluted:	$1.06	$0.82	$1.16	$0.69	$3.72
Dividends per share	$0.28	$0.28	$0.28	$0.29	$1.13

	2019
	1st	2nd	3rd	4th	Total
Net sales	$979.7	$1,000.0	$914.0	$896.2	$3,789.9
Gross profit	302.6	305.7	277.5	256.0	1,141.8
Selling, general and administrative expenses	152.7	158.7	148.0	159.2	618.6
Impairment and restructuring charges	—	1.9	1.6	3.3	6.8
Net income (2)	95.3	94.9	66.7	117.8	374.7
Net income attributable to noncontrolling interests	3.4	2.4	2.5	4.3	12.6
Net income attributable to The Timken Company	91.9	92.5	64.2	113.5	362.1
Net income per share - Basic:	$1.21	$1.22	$0.85	$1.51	$4.78
Net income per share - Diluted:	$1.19	$1.20	$0.84	$1.48	$4.71
Dividends per share	$0.28	$0.28	$0.28	$0.28	$1.12

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)Net income for the second quarter of 2020 included net actuarial losses of $8.8 million. Net income for the third quarter of 2020 included net actuarial gains of $11.9 million and impairment and restructuring charges of $12.0 million. Net income for the fourth quarter of 2020 included net actuarial losses of $21.6 million.
(2)Net income for the third quarter of 2019 included net actuarial losses of $16.9 million, Net income for the fourth quarter of 2019 included the reversal of tax valuation allowances of $44.5 million and net actuarial gains of $21.1 million.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2021 expressed an unqualified opinion thereon.
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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Pension and other postretirement benefit obligations
Description of the Matter
At December 31, 2020, the Company’s aggregate defined benefit pension and other postretirement benefit obligation was $1,100.4 million and exceeded the fair value of defined benefit pension and other postretirement plan assets of $877.2 million, resulting in an unfunded defined benefit pension and other postretirement benefit obligation of $223.2 million. As explained in Note 1, Significant Accounting Policies, Note 15, Retirement Benefit Plans, and Note 16, Other Postretirement Benefit Plans, to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement, through updating the estimates used to measure the defined benefit pension and other postretirement benefit obligation and plan assets to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the pension and other postretirement benefit obligations is complex and required the involvement of specialists due to the highly judgmental nature of certain of the actuarial assumptions (e.g., discount rate) used in the measurement process. These assumptions had a significant effect on the projected benefit obligation and net periodic benefit costs recognized.

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
February 16, 2021

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
There have been no changes during the Company’s fourth quarter of 2020 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2020, Timken’s internal control over financial reporting is effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Timken Company and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Timken Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) of the Company and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 16, 2021

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions "Nominees" and “Delinquent Section 16(a) Reports” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 7, 2021 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Experts is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

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

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2020 Summary Compensation Table,” “2020 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2020 Year-End,” “2020 Option Exercises and Stock Vested,” “2020 Pension Benefits Table,” “2020 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2020 and 2019 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditor” in the Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) - Listing of Exhibits

Exhibit

(3.1)	Amended Articles of Incorporation of Registrant, (effective May 7, 2013) were filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of the Registrant adopted on May 10, 2016, were filed on July 28, 2016 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(4.1)	Fourth Amended and Restated Credit Agreement, dated as of June 25, 2019, among The Timken Company, Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agent, and the Lenders party thereto, was filed on June 25, 2019 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.2)	First Amendment to Credit Agreement, dated as of May 27, 2020, among the Timken Company, Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agents, KeyBank National Association as Paying Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto was filed on May 27, 2020 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.*

(4.3)	Credit Agreement, dated as of September 11, 2018, among The Timken Company, KeyBank National Association, as Administrative Agent, and the Lenders party thereto, was filed on September 14, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	First Amendment to Credit Agreement, dated as of July 12, 2019, among The Timken Company, KeyBank National Association, as Administrative Agent, and the Lenders party thereto was filed on July 12, 2019 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.5)	Second Amendment to Credit Agreement, dated as of May 27, 2020, among The Timken Company KeyBank National Association, as Administrative Agent, and the other lenders party thereto was filed on May 27, 2020 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.*

(4.6)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.7)
Indenture, dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.8)	Indenture, dated as of August 20, 2014, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., was filed on August 20, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.9)	Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.10)	First Supplemental Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note), was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.11)	Description of The Timken Company Common Shares was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the Registrant's consolidated total assets. The Registrant agrees to furnish a copy of such agreements upon request.*

Management Contracts and Compensation Plans

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective as of January 1, 2019 was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.
.
(10.2)	The Timken Company Director Deferred Compensation Plan, amended and restated effective December 31, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	Form of The Timken Company 1996 Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	Form of The Timken Company Director Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.5)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 5, 2008 and approved by the shareholders on May 1, 2008 was filed on March 18, 2008 as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)	The Timken Company 2011 Long-Term Incentive Plan, as amended and restated as of February 13, 2015 for directors, officers and other key employees as approved by the shareholders on May 7, 2015 was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.7)	The Timken Company 2019 Equity and Incentive Compensation Plan for directors, officers and other key employees as approved by the shareholders on May 10, 2019 was filed on March 22, 2019 as Appendix B to Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.8)	Amended and Restated Supplemental Pension Plan of The Timken Company, amended and restated effective as of January 1, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)	Amendment No. 1 to the Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of October 1, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.12)	The Timken Company Senior Executive Management Performance Plan, as amended and restated as of February 13, 2015 and approved by shareholders on May 7, 2015, was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)	The Timken Company Short-Term Incentive Plan Global Plan Document for officers and other key employees, effective as of January 1, 2020 and pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as amended and adopted on November 13, 2020 and is attached hereto as Exhibit 10.1.

(10.14)
Form of Severance Agreement (for Executive Officers appointed on or after November 12, 2015), as adopted on November 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Form of Severance Agreement as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Severance Agreement with Andreas Roellgen, dated as of July 18, 2016, was filed on July 31, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Form of Indemnification Agreement for Directors was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	Form of Indemnification Agreement for Executive Officers was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.20)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	Form of Employee Excess Benefits Agreement, entered into with all Executive Officers after January 1, 2011, was filed on August 4, 2011 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	Amendment No. 1 to the Employee Excess Benefits Agreement, dated January 1, 2011, entered into with Richard G. Kyle, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement with all Executive Officers after January 1, 2011 and Form of Amendment No. 2 to the Amended and Restated Excess Benefits Agreement with certain Executive Officers and certain key employees of the Company, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	Amendment No. 2 to the Amended and Restated Employee Excess Benefits Agreement, dated December 17, 2008, entered into with Christopher A. Coughlin, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	Amendment No. 3 to the Amended and Restated Employee Excess Benefits Agreement, dated December 18, 2008, entered into with Philip D. Fracassa, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.27)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)
Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on August 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on December 10, 2009, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.31)	Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	Form of Nonqualified Stock Option Agreement for non-transferable options for Non-Officer Employees, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	Form of Nonqualified Stock Option Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Form of Nonqualified Stock Option Agreement (U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Nonqualified Stock Option Agreement (Non-U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	Form of Nonqualified Stock Option Agreement (U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	Form of Nonqualified Stock Option Agreement (non-U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.38)	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.39)	Form of Nonqualified Stock Option Agreement (non-U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.42)	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.45)	Form of Restricted Share Agreement for Non-Employee Directors (one year vesting), as adopted on February 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.46)	Form of Deferred Shares Agreement (five year cliff vesting) entered into with employees after January 1, 2012, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.49)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.50)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.51)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.52)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.53)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.54)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.55)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.56)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.57)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.58)	Form of Deferred Share Equivalents Agreement five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.59)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.60)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.61)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.62)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.63)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.64)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.65)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.66)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.67)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.68)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.69)	Deferred Shares Agreement with Ronald J. Myers, effective as of February 6, 2020 and granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan was filed on May 1, 2020 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.70)	Form of Performance-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.71)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.72)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.73)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.74)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.75)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.76)	Form of Time-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.77)	Form of Time-Based Restricted Stock Unit Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.80)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.81)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.82)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.83)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.84)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.85)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.86)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

*Portions of this exhibit have been omitted, which portions will be furnished to the Securities and Exchange Commission upon request.

Listing of Exhibits (continued)

(10.1)
The Timken Company Short-Term Incentive Plan Global Plan Document for officers and other key employees, effective as of January 1, 2020 and pursuant to the Timken Company 2019 Equity and Incentive Plan, as amended and adopted on November 13, 2020.

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
Date: February 16, 2021	Date: February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ Ajita G. Rajendra *
Maria A. Crowe, Director	Ajita G. Rajendra, Director
Date: February 16, 2021	Date: February 16, 2021

By: /s/ Elizabeth A. Harrell *	By: /s/ Frank C. Sullivan *
Elizabeth A. Harrell	Frank C. Sullivan, Director
Date: February 16, 2021	Date: February 16, 2021

By: /s/ Richard G. Kyle *	By: /s/ John M. Timken, Jr.*
Richard G. Kyle, Director	John M. Timken, Jr., Director
Date: February 16, 2021	Date: February 16, 2021

* By: /s/ Sarah C. Lauber	By: /s/ Ward J. Timken, Jr.*
Sarah C Lauber	Ward J. Timken, Jr., Director
Date: February 16, 2021	Date: February 16, 2021

By: /s/ John A. Luke, Jr.*	By: /s/ Jacqueline F. Woods *
John A. Luke, Jr., Director	Jacqueline F. Woods, Director
Date: February 16, 2021	Date: February 16, 2021

By: /s/ Christopher L. Mapes *	* By: /s/ Philip D. Fracassa
Christopher L. Mapes, Director	Philip D. Fracassa, attorney-in-fact
Date: February 16, 2021	By authority of Power of Attorney
filed as Exhibit 24 hereto
By: /s/ James F. Palmer *	Date: February 16, 2021
James F. Palmer, Director
Date: February 16, 2021

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2020	2019	2018
Balance at beginning of period	$18.1	$21.9	$20.3
Additions:
Charged to costs and expenses (1)	2.8	1.8	3.1
Charged to other accounts (2)	—	—	1.3
Deductions:
Charged to costs and expenses (3)	3.4	4.9	2.8
Charged to other accounts (2)	1.0	0.7
Balance at end of period	$16.5	$18.1	$21.9

Allowance for surplus and obsolete inventory:	2020	2019	2018
Balance at beginning of period	$40.1	$43.2	$34.2
Additions:
Charged to costs and expenses (4)	11.6	5.2	16.1
Charged to other accounts (2)	11.8	1.9	2.4
Deductions (5)	9.0	10.2	9.5
Balance at end of period	$54.5	$40.1	$43.2

Valuation allowance on deferred tax assets:	2020	2019	2018
Balance at beginning of period	$33.7	$77.5	$79.4
Additions:
Charged to costs and expenses (6)	2.7	1.1	—
Charged to other accounts (2)	1.0	—	—
Deductions
Charged to costs and expenses (7)	0.7	44.5	—
Charged to other accounts (2)	—	0.4	1.9
Balance at end of period	$36.7	$33.7	$77.5

(1)Provision for uncollectible accounts included in expenses.
(2)Currency translation and change in reserves due to acquisitions, net of divestitures.
(3)Actual accounts written off against the allowance, net of recoveries.
(4)Provision for surplus and obsolete inventory included in expenses.
(5)Inventory items written off against the allowance.
(6)Increase in valuation allowance is recorded as a component of the provision for income taxes.
(7)Amount relates to the reversal of valuation allowances and was recorded as a component of the provision for income taxes. The Company released $44.5 million of foreign valuation allowances for the year-ended December 31, 2019, $40.7 million of which relates to the valuation allowance that was recorded against German indefinite-lived loss carryforwards and pension deferred tax assets. Refer to Note 5 - Income Taxes in the Note to the Consolidated Financial Statements for further discussion on valuation allowance reversals.