Form 10-Q
period 2021-03-31
TIMKEN CO
filed 2021-04-28
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2021
Common Shares, without par value	75,983,473 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions, except per share data)
Net sales	$1,025.4	$923.4
Cost of products sold	726.2	644.5
Gross Profit	299.2	278.9
Selling, general and administrative expenses	144.5	153.6
Impairment and restructuring charges	4.0	3.6
Operating Income	150.7	121.7
Interest expense	(14.9)	(17.1)
Interest income	0.5	1.5
Non-service pension and other postretirement income	4.0	3.4
Other income, net	1.0	4.1
Income Before Income Taxes	141.3	113.6
Provision for income taxes	25.3	29.6
Net Income	116.0	84.0
Less: Net income attributable to noncontrolling interest	2.7	3.3
Net Income Attributable to The Timken Company	$113.3	$80.7

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.49	$1.07

Diluted earnings per share	$1.47	$1.06
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Net Income	$116.0	$84.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(44.4)	(78.8)
Pension and postretirement liability adjustments	(1.6)	(1.3)
Change in fair value of marketable securities	—	(0.4)
Change in fair value of derivative financial instruments	2.2	4.2
Other comprehensive loss, net of tax	(43.8)	(76.3)
Comprehensive Income, net of tax	72.2	7.7
Less: comprehensive income (loss) attributable to noncontrolling interest	2.3	(4.2)
Comprehensive Income Attributable to The Timken Company	$69.9	$11.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$302.3	$320.3
Restricted cash	0.8	0.8
Accounts receivable, less allowances (2021 – $16.8 million; 2020 – $16.5 million)	712.3	581.1
Unbilled receivables	113.3	110.9
Inventories, net	864.8	841.3
Deferred charges and prepaid expenses	40.3	39.9
Other current assets	109.8	106.0
Total Current Assets	2,143.6	2,000.3
Property, Plant and Equipment, net	1,020.6	1,035.6
Other Assets
Goodwill	1,028.4	1,047.6
Other intangible assets	712.6	741.4
Operating lease assets	113.1	118.2
Non-current pension assets	0.1	2.0
Deferred income taxes	69.8	77.0
Other non-current assets	18.0	19.5
Total Other Assets	1,942.0	2,005.7
Total Assets	$5,106.2	$5,041.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$167.5	$119.8
Current portion of long-term debt	10.8	10.9
Short-term operating lease liabilities	26.2	27.2
Accounts payable, trade	362.6	351.4
Salaries, wages and benefits	120.2	135.7
Income taxes payable	24.9	16.1
Other current liabilities	204.6	186.9
Total Current Liabilities	916.8	848.0
Non-Current Liabilities
Long-term debt	1,423.7	1,433.9
Accrued pension benefits	157.4	163.0
Accrued postretirement benefits	52.1	41.3
Long-term operating lease liabilities	70.9	75.5
Deferred income taxes	138.3	148.7
Other non-current liabilities	96.9	106.0
Total Non-Current Liabilities	1,939.3	1,968.4
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2021 – 76,729,850 shares; 2020 – 75,834,668 shares)
Stated capital	40.7	40.7
Other paid-in capital	761.3	740.7
Retained earnings	1,429.0	1,339.5
Accumulated other comprehensive (loss) income	(2.1)	41.3
Treasury shares at cost (2021 – 746,378 shares; 2020 – 158,836 shares)	(53.4)	(9.3)
Total Shareholders’ Equity	2,175.5	2,152.9
Noncontrolling Interest	74.6	72.3
Total Equity	2,250.1	2,225.2
Total Liabilities and Equity	$5,106.2	$5,041.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$116.0	$84.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.0	42.3
Impairment charges	3.4	0.1
Loss on sale of assets	0.3	1.2
Acquisition-related gain	(0.6)	—
Deferred income tax benefit	(2.0)	(5.1)
Stock-based compensation expense	6.5	5.6
Pension and other postretirement income	(1.0)	(0.3)
Pension and other postretirement benefit contributions and payments	(2.5)	(5.5)
Changes in operating assets and liabilities:
Accounts receivable	(138.9)	(47.6)
Unbilled receivables	(2.5)	(8.3)
Inventories	(33.3)	0.3
Accounts payable, trade	19.9	—
Other accrued expenses	17.0	(34.3)
Income taxes	3.6	12.5
Other, net	2.8	11.3
Net Cash Provided by Operating Activities	31.7	56.2
Investing Activities
Capital expenditures	(29.4)	(31.8)
Investments in short-term marketable securities, net	(9.9)	0.2
Other	(0.1)	—
Net Cash Used in Investing Activities	(39.4)	(31.6)
Financing Activities
Cash dividends paid to shareholders	(23.8)	(22.9)
Purchase of treasury shares	(26.3)	(42.3)
Proceeds from exercise of stock options	14.1	7.5
Payments related to tax withholding for stock-based compensation	(17.8)	(10.2)
Accounts receivable facility borrowings	66.1	10.0
Accounts receivable facility payments	(24.1)	(10.0)
Proceeds from long-term debt	70.0	200.0
Payments on long-term debt	(73.4)	(37.9)
Short-term debt activity, net	8.8	72.3
Net Cash (Used in) Provided by Financing Activities	(6.4)	166.5
Effect of exchange rate changes on cash	(3.9)	(13.3)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(18.0)	177.8
Cash, cash equivalents and restricted cash at beginning of year	321.1	216.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$303.1	$394.0
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company" or "Timken") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2 - Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which is intended to reduce complexity in the accounting for income taxes while maintaining or improving the usefulness of information provided to financial statement users. The guidance amends certain existing provisions under ASC 740 to address a number of distinct items. This standard is effective for public companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted ASU 2019-12 effective January 1, 2021, and the impact of the adoption was not material to the Company's results of operations and financial condition.

New Accounting Guidance Issued and Not Yet Adopted:

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis.

Note 3 - Acquisitions
The Company completed one acquisition in 2020. On November 30, 2020, the Company completed the acquisition of the assets of Aurora Bearing Company ("Aurora"). With annual sales of approximately $30 million, Aurora serves a diverse range of industrial sectors, including aerospace and defense, racing, off-highway equipment and packing. Aurora is headquartered in Montgomery, Illinois. The total purchase price for this acquisition was $17.3 million, including a post-closing net working capital adjustment. Based on markets and customers served, results for Aurora are reported in both the Mobile Industries segment and the Process Industries segment.

The following table presents the purchase price allocation at fair value, net of cash acquired, for the Aurora acquisition as of March 31, 2021:

	Initial Purchase Price Allocation	Adjustments	Purchase Price Allocation
Assets:
Accounts receivable, net	$2.7	$—	$2.7
Inventories, net	16.4	—	16.4
Other current assets	0.1	0.2	0.3
Property, plant and equipment, net	10.9	—	10.9
Total assets acquired	$30.1	$0.2	$30.3
Liabilities:
Accounts payable, trade	$0.8	$—	$0.8
Other current liabilities	0.9	(0.4)	0.5
Total liabilities assumed	1.7	(0.4)	1.3
Net assets acquired	$28.4	$0.6	$29.0
As a result of applying the accounting rules on business combinations, the Company recognized a bargain purchase gain of $11.7 million on the acquisition of Aurora. The Company recognized $0.6 million of the bargain purchase price gain during the first three months of 2021 primarily due to the working capital adjustment. The Company believes it was able to negotiate a bargain purchase price for the business due to some historic operational performance challenges, as well as the seller's desire to exit the business in an expedited manner in an exclusive process with the Company.

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Mobile	Process	Total	Mobile	Process	Total
United States	$242.9	$186.2	$429.1	$238.2	$192.6	$430.8
Americas excluding United States	48.8	43.2	92.0	48.8	35.0	83.8
Europe / Middle East / Africa	127.1	127.2	254.3	108.7	115.6	224.3
China	34.4	124.3	158.7	21.8	81.0	102.8
Asia-Pacific excluding China	51.3	40.0	91.3	49.2	32.5	81.7
Net sales	$504.5	$520.9	$1,025.4	$466.7	$456.7	$923.4
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2021	March 31, 2020
Original equipment manufacturers	61%	59%
Distribution/end users	39%	41%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the three months ended March 31, 2021 and March 31, 2020, approximately 9% and 12%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% and 5% of total net sales represented service revenue during each of the three months ended March 31, 2021 and March 31, 2020, respectively. Finally, the United States ("U.S.") government or its contractors represented approximately 7% and 8% of total net sales during the three months ended March 31, 2021 and March 31, 2020, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $388.5 million at March 31, 2021.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2021:

March 31, 2021
Beginning balance, January 1	$110.9
Additional unbilled revenue recognized	91.3
Less: amounts billed to customers	(88.9)
Ending balance	$113.3

There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2021.

Note 5 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended March 31,
	2021	2020
Net sales:
Mobile Industries	$504.5	$466.7
Process Industries	520.9	456.7
Net sales	$1,025.4	$923.4
Segment EBITDA:
Mobile Industries	$79.6	$75.1
Process Industries	131.0	107.5
Total EBITDA, for reportable segments	$210.6	$182.6
Unallocated corporate expense	(11.6)	(11.1)
Corporate pension and other postretirement benefit related expense (1)	(0.9)	—
Acquisition-related gain (2)	0.6	—
Depreciation and amortization	(43.0)	(42.3)
Interest expense	(14.9)	(17.1)
Interest income	0.5	1.5
Income before income taxes	$141.3	$113.6
(1) Corporate pension and other postretirement benefit related expense represents actuarial gains and (losses) that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions or experience.

(2) The acquisition-related gain represents measurement period adjustments to the bargain purchase gain on the acquisition of Aurora, which closed on November 30, 2020. See Note 3 - Acquisitions for additional information.

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2021	2020
Provision for income taxes	$25.3	$29.6
Effective tax rate	17.9%	26.1%

Income tax expense for the three months ended March 31, 2021 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the release of accruals for uncertain tax positions from the settlement of the 2017 and 2018 U.S. federal tax years, and favorable U.S. permanent book-tax differences. This is partially offset by the projected mix of earnings in international jurisdictions with relatively higher tax rates.

The effective tax rate of 17.9% for the three months ended March 31, 2021 was lower than the rate for the three months ended March 31, 2020 primarily due to the release of accruals for uncertain tax positions and favorable U.S. permanent book-tax differences, including new elective Global Intangible Low Tax Income ("GILTI") high tax exemption rules.

Note 7 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to The Timken Company	$113.3	$80.7
Less: undistributed earnings allocated to nonvested stock	—	—
Net income available to common shareholders for basic and diluted earnings per share	$113.3	$80.7
Denominator:
Weighted average number of shares outstanding - basic	75,820,157	75,461,254
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,444,484	847,302
Weighted average number of shares outstanding assuming dilution of stock options and awards	77,264,641	76,308,556
Basic earnings per share	$1.49	$1.07
Diluted earnings per share	$1.47	$1.06
The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during certain periods presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2021 and 2020 were zero and 1,367,821, respectively.

Note 8 - Inventories
The components of inventories at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Manufacturing supplies	$35.2	$34.8
Raw materials	107.3	99.5
Work in process	332.9	320.3
Finished products	444.4	441.2
Subtotal	919.8	895.8
Allowance for obsolete and surplus inventory	(55.0)	(54.5)
Total Inventories, net	$864.8	$841.3
Inventories are valued at net realizable value, with approximately 61% valued on the first-in, first-out ("FIFO") method and the remaining 39% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at March 31, 2021 and December 31, 2020 was $179.6 million and $172.1 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$384.6	$663.0	$1,047.6
Foreign currency translation adjustments and other changes	(8.1)	(11.1)	(19.2)
Ending balance	$376.5	$651.9	$1,028.4

The following table displays intangible assets as of March 31, 2021 and December 31, 2020:

	Balance at March 31, 2021			Balance at December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$523.6	$(168.6)	$355.0	$532.2	$(161.9)	$370.3
Technology and know-how	272.4	(75.3)	197.1	277.2	(72.0)	205.2
Trade names	14.2	(9.0)	5.2	14.2	(8.8)	5.4
Capitalized software	276.5	(256.1)	20.4	276.4	(254.6)	21.8
Other	4.6	(3.8)	0.8	4.7	(3.7)	1.0
	$1,091.3	$(512.8)	$578.5	$1,104.7	$(501.0)	$603.7
Intangible assets not subject to amortization:
Trade names	$125.4		$125.4	$129.0		$129.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$134.1		$134.1	$137.7		$137.7
Total intangible assets	$1,225.4	$(512.8)	$712.6	$1,242.4	$(501.0)	$741.4

Amortization expense for intangible assets was $14.1 million and $14.2 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for intangible assets is projected to be $55.7 million in 2021; $48.7 million in 2022; $45.6 million in 2023; $43.1 million in 2024; and $42.5 million in 2025.

Note 10 - Financing Arrangements
Short-term debt at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Variable-rate Accounts Receivable Facility with an interest rate of 0.96% at March 31, 2021 and of 0.96% at December 31, 2020	$100.0	$58.0
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.50% to 1.75% at March 31, 2021 and 0.24% to 1.75% at December 31, 2020	67.5	61.8
Short-term debt	$167.5	$119.8
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. The Company currently intends to renew or replace the Accounts Receivable Facility prior to its maturity. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2021. As of March 31, 2021, there were outstanding borrowings of $100 million under the Accounts Receivable Facility, which reduced the availability under this facility to zero. All of the borrowings under the Accounts Receivable Facility were classified as short-term due to its upcoming maturity in November 2021. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

The lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings up to $270.6 million in the aggregate. Most of these lines of credit are uncommitted. At March 31, 2021, the Company’s foreign subsidiaries had borrowings outstanding of $67.5 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to $202.6 million.

Long-term debt at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 1.43% and Euro of 1.48% at March 31, 2021 and U.S. Dollar of 2.01% and Euro of 1.48% at December 31, 2020	$9.3	$9.7
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 1.63% at March 31, 2021 and 1.63% at December 31, 2020	327.5	329.6
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.2	349.0
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	175.6	182.9
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.6	396.5
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.7	154.7
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	17.7	18.8
Other	3.9	3.6
	1,434.5	1,444.8
Less: Current maturities	10.8	10.9
Long-term debt	$1,423.7	$1,433.9
(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)

The Company entered into the Fourth Amended and Restated Credit Agreement ("Senior Credit Facility") on June 25, 2019. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At March 31, 2021, the Company had $9.3 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $640.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. On May 27, 2020, the Senior Credit Facility was amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio is calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation is effective through June 30, 2021, after which the calculation of the consolidated leverage ratio under the Senior Credit Facility will revert back to using a total debt construct.

On November 1, 2019, the Company assumed certain fixed-rate debt of €16 million associated with the BEKA Lubrication ("BEKA") acquisition that matures on June 30, 2033.

On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2023 Term Loan were used to fund the acquisitions of Apiary Investments Holding Limited and Rollon S.p.A., which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the 2023 Term Loan agreement to, among other things, align covenants and other terms with the Senior Credit Facility. On May 27, 2020, the 2023 Term Loan agreement was further amended to align the calculation of the consolidated leverage ratio and other terms with the Senior Credit Facility.

At March 31, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt.

In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At March 31, 2021, outstanding letters of credit totaled $41.2 million, most with expiration dates within 12 months.

Note 11 - Contingencies
The Company and certain of its subsidiaries have been identified as potentially responsible parties for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, or similar state laws with respect to certain sites. Claims for investigation and remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.
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

The Company had total environmental accruals of $5.3 million for various known environmental matters that are probable and reasonably estimable at March 31, 2021 and December 31, 2020, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $10.2 million and $9.4 million at March 31, 2021 and December 31, 2020, respectively. The increase in the liability since year end primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims and expected trends that continue to mature.  Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.

Note 12 - Equity

The following tables present the changes in the components of equity for the three months ended March 31, 2021 and 2020, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2020	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
Net income	116.0			113.3			2.7
Foreign currency translation adjustment	(44.4)				(44.0)		(0.4)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.6 million)	(1.6)				(1.6)
Change in fair value of derivative financial instruments, net of reclassifications	2.2				2.2
Dividends – $0.29 per share	(23.8)			(23.8)
Stock-based compensation expense	6.5		6.5
Stock purchased at fair market value	(26.3)					(26.3)
Stock option exercise activity	14.1		14.1
Payments related to tax withholding for stock-based compensation	(17.8)					(17.8)
Balance at March 31, 2021	$2,250.1	$40.7	$761.3	$1,429.0	$(2.1)	$(53.4)	$74.6

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Cumulative effect of ASU 2016-13 (net of income tax benefit of $0.2 million)	(0.4)			(0.4)
Net income	84.0			80.7			3.3
Foreign currency translation adjustment	(78.8)				(71.3)		(7.5)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.3)				(1.3)
Unrealized loss on marketable securities	(0.4)				(0.4)
Change in fair value of derivative financial instruments, net of reclassifications	4.2				4.2
Change in ownership of noncontrolling interest	0.5						0.5
Dividends – $0.28 per share	(22.9)			(22.9)
Stock-based compensation expense	5.6		5.6
Stock purchased at fair market value	(42.3)					(42.3)
Stock option exercise activity	7.5		(0.9)			8.4
Restricted share activity	—		(22.2)			22.2
Payments related to tax withholding for stock-based compensation	(10.2)					(10.2)
Balance at March 31, 2020	$1,900.3	$53.1	$920.1	$1,964.8	$(118.9)	$(1,001.7)	$82.9

Note 13 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended March 31, 2021:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$0.1	$3.3	$—	$3.4
Severance and related benefit costs	—	0.5	—	0.5
Exit costs	0.1	—	—	0.1
Total	$0.2	$3.8	$—	$4.0

For the three months ended March 31, 2020:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance and related benefit costs	0.1	2.5	0.1	2.7
Exit costs	0.6	0.2	—	0.8
Total	$0.7	$2.8	$0.1	$3.6

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries:
On October 16, 2019, the Company announced the reorganization of its bearing plant in Gaffney, South Carolina. The Company transferred its high-volume bearing production and roller production to other Timken manufacturing facilities in the U.S. The transfer of these operations was substantially completed by the end of the third quarter of 2020 and affected approximately 150 employees. The Company expected to incur approximately $8 million to $10 million of pretax costs in total related to this reorganization. During the three months ended March 31, 2020, the Company recognized exit costs of $0.6 million related to this reorganization. The Company incurred cumulative pretax costs related to this reorganization of $7.7 million as of March 31, 2021, including rationalization costs recorded in cost of products sold.

Process Industries:
On February 4, 2020, the Company announced the closure of its chain plant in Indianapolis, Indiana. This plant was part of the Diamond Chain Company ("Diamond Chain") acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to close by the end of the fourth quarter of 2021 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million of expenses related to this closure. During the three months ended March 31, 2021 and March 31, 2020, the Company recorded severance and related benefit costs of $0.3 million and $1.9 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $7.3 million as of March 31, 2021, including rationalization costs recorded in cost of products sold.

In addition, the Company recorded impairment charges of $3.3 million related to certain engineering-related assets used in the business during the three months ended March 31, 2021. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.

Note 13 - Impairment and Restructuring Charges (continued)

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2021 and twelve months ended December 31, 2020:

	March 31, 2021	December 31, 2020
Beginning balance, January 1	$8.0	$2.7
Expense	0.6	20.8
Payments	(1.2)	(15.5)
Ending balance	$7.4	$8.0
The restructuring accrual at March 31, 2021 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2021 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2021.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost (credit):
Service cost	$2.5	$2.7	$0.5	$0.4	$3.0	$3.1
Interest cost	4.4	5.2	1.1	1.5	5.5	6.7
Expected return on plan assets	(6.1)	(6.3)	(2.5)	(2.2)	(8.6)	(8.5)
Amortization of prior service cost	0.3	0.4	—	—	0.3	0.4
Recognition of net actuarial losses	0.9	—	—	—	0.9	—
Net periodic benefit cost (credit)	$2.0	$2.0	$(0.9)	$(0.3)	$1.1	$1.7
The Company currently expects to make lump sum payments to new retirees in 2021 in excess of annual interest and service costs for three of the Company's U.S. defined benefit pension plans as of March 31, 2021. This expectation triggered a remeasurement of assets and obligations for these plans. As a result of this remeasurement, the Company recognized net actuarial losses of $0.9 million during the three months ended March 31, 2021.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2021 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2021.

	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit credit:
Interest cost	$0.4	$0.5
Expected return on plan assets	—	(0.1)
Amortization of prior service credit	(2.5)	(2.4)
Net periodic benefit credit	$(2.1)	$(2.0)

In January 2021, the Company transferred the remaining $11.1 million in the existing Voluntary Employee Beneficiary Association ("VEBA") trust for certain retiree medical benefits to a second VEBA trust for the payment of certain active employees’ medical benefits. The Company utilized all of the assets in the second trust during the three months ended March 31, 2021.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2020	$(18.0)	$63.4	$—	$(4.1)	$41.3
Other comprehensive (loss) income before reclassifications and income taxes	(44.4)	—	—	1.4	(43.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.2)	—	1.7	(0.5)
Income tax (expense) benefit	—	0.6	—	(0.9)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(44.4)	(1.6)	—	2.2	(43.8)
Noncontrolling interest	0.4	—	—	—	0.4
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(44.0)	(1.6)	—	2.2	(43.4)
Balance at March 31, 2021	$(62.0)	$61.8	$—	$(1.9)	$(2.1)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$—	$(1.7)	$(50.1)
Other comprehensive (loss) income before reclassifications and income taxes	(78.8)	0.2	(0.5)	6.4	(72.7)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	—	(0.6)	(2.6)
Income tax (expense) benefit	—	0.5	0.1	(1.6)	(1.0)
Net current period other comprehensive (loss) income, net of income taxes	(78.8)	(1.3)	(0.4)	4.2	(76.3)
Noncontrolling interest	7.5	—	—	—	7.5
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(71.3)	(1.3)	(0.4)	4.2	(68.8)
Balance at March 31, 2020	$(186.6)	$65.6	$(0.4)	$2.5	$(118.9)

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$302.3	$301.4	$0.9	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	47.2	—	47.2	—
Foreign currency forward contracts	1.1	—	1.1	—
Total Assets	$351.4	$302.2	$49.2	$—
Liabilities:
Foreign currency forward contracts	$2.0	$—	$2.0	$—
Total Liabilities	$2.0	$—	$2.0	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$320.3	$318.6	$1.7	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	37.6	—	37.6	—
Foreign currency forward contracts	1.1	—	1.1	—
Total Assets	$359.8	$319.4	$40.4	$—
Liabilities:
Foreign currency forward contracts	$8.1	$—	$8.1	$—
Total Liabilities	$8.1	$—	$8.1	$—
Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year, and generally are valued at amortized cost, which approximates fair value. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 3 - Acquisitions for further discussion.

No other material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 and 2020, respectively.

Note 17 - Fair Value (continued)

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,184.0 million and $1,220.7 million at March 31, 2021 and December 31, 2020, respectively. The carrying value of this debt was $1,096.7 million and $1,103.2 million at March 31, 2021 and December 31, 2020, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

On September 8, 2020, the Company entered into a $100 million floating-to-fixed rate swap on the 2023 Term Loan, which hedges the change in the 1-month LIBOR rate between October 30, 2020 and September 11, 2023 to a fixed rate. The Company’s risk management objective is to hedge the risk of changes in the monthly interest expense attributable to changes in the benchmark interest rate.

On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes") as a hedge against its net investment in one of its European affiliates. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the US dollar and the Euro. The net impact for the three months ended March 31, 2021 was to record a gain of $2.6 million to accumulated comprehensive loss with a corresponding offset to other (expense) income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2021 and December 31, 2020, the Company had $122.0 million and $173.2 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

Note 18 - Derivative Instruments and Hedging Activities (continued)

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of March 31, 2021 and December 31, 2020, the Company had $82.9 million and $86.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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

As of March 31, 2021 and December 31, 2020, the Company had $39.1 million and $86.2 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three months ended March 31, 2021 and 2020, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2021	2020
Foreign currency forward contracts	Other income (expense), net	$0.2	$5.5

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

Overview:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net sales	$1,025.4	$923.4	$102.0	11.0%
Net income	116.0	84.0	32.0	38.1%
Net income attributable to noncontrolling interest	2.7	3.3	(0.6)	(18.2)%
Net income attributable to The Timken Company	$113.3	$80.7	$32.6	40.4%
Diluted earnings per share	$1.47	$1.06	$0.41	38.7%
Average number of shares – diluted	77,264,641	76,308,556	—	1.3%
The increase in net sales for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 was primarily driven by higher organic revenue across most market sectors, as well as the favorable impact of foreign currency exchange rate changes and the Aurora acquisition. The increase in net income for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 was primarily due to the impact of higher volume and related manufacturing performance, and lower selling, general and administrative ("SG&A") expenses, partially offset by unfavorable mix and higher material and logistics costs. In addition, discrete tax items and the tax rate were favorable in 2021 compared to 2020.

Outlook:
The world continues to be impacted by the COVID-19 pandemic. The Company is adhering to mandates and other guidance from local governments and health authorities, including the World Health Organization and the Centers for Disease Control and Prevention. Timken has implemented risk mitigation plans across the enterprise to protect employees and reduce the risk of spreading the virus, while continuing to operate where permitted and to the extent practicable. The Company’s main priority continues to be the health of its employees and others in the communities where it does business.

While the Company’s operations and financial results were adversely impacted during 2020 due to the COVID-19 pandemic, conditions began to improve in the second half of the year. During the first quarter of 2021, operations continued to be challenged by COVID-19 related supply chain disruptions and, in a few instances, staffing issues; however, revenue for the quarter was stronger than expected at the beginning of the year. The Company will continue to monitor, assess and seek to manage the uncertainty surrounding the COVID-19 pandemic. Timken’s outlook for 2021 assumes that COVID-19 conditions around the world will continue to improve as the year progresses.
The Company expects 2021 full-year revenue to be up approximately 18% compared to 2020, primarily due to higher organic revenue across both the Mobile Industries and Process Industries segments, the impact from foreign currency exchange rates and the benefit of acquisitions. The Company's earnings are expected to be up significantly in 2021 compared with 2020, primarily due to the impact of higher volume and related manufacturing performance, the favorable impact of foreign currency exchange rate changes and lower restructuring and other special items (net), partially offset by unfavorable mix, higher material costs and higher SG&A expenses.

The Company expects to generate cash from operating activities in the range of $475 million to $500 million in 2021, down from $577.6 million in 2020, as the impact of higher earnings is expected to be more than offset by the changes in working capital (i.e. a use of cash in 2021 versus a source of cash in 2020). The Company expects capital expenditures to be approximately $150 million (approximately 3.6% of sales) in 2021, compared with $122 million in 2020.

THE STATEMENT OF INCOME

Sales:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net Sales	$1,025.4	$923.4	$102.0	11.0%
Net sales increased for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increase was primarily due to higher organic revenue of $69 million, the favorable impact of foreign currency exchange rate changes of $25 million and the benefit of the Aurora acquisition of $8 million. The higher organic revenue was driven by higher demand across most end markets, led by the renewable energy and off-highway sectors.

Gross Profit:

	Three Months Ended March 31,
	2021	2020	$ Change	Change
Gross profit	$299.2	$278.9	$20.3	7.3%
Gross profit % to net sales	29.2%	30.2%		(100)	bps
Gross profit increased for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily due to the impact of higher volume of $27 million, the favorable impact of foreign currency exchange rate changes of $7 million, favorable manufacturing performance of $9 million and the favorable impact of acquisitions of $6 million. These increases were partially offset by unfavorable price/mix of $18 million and higher material and logistics costs of $11 million.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2021	2020	$ Change	Change
Selling, general and administrative expenses	$144.5	$153.6	$(9.1)	(5.9%)
Selling, general and administrative expenses % to net sales	14.1%	16.6%		(250)	bps

SG&A expenses decreased in the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily due to lower discretionary and other controllable spending.

Impairment and Restructuring:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Impairment charges	$3.4	$0.1	$3.3	NM
Severance and related benefit costs	0.5	2.7	(2.2)	(81.5)%
Exit costs	0.1	0.8	(0.7)	(87.5)%
Total	$4.0	$3.6	$0.4	11.1%
Impairment and restructuring charges of $4.0 million during the three months ended March 31, 2021 were comprised primarily of impairment charges related to certain engineering-related assets used in the business during the three months ended March 31, 2021. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero. In addition, severance and related benefits are associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Company's Indianapolis, Indiana chain plant.

Impairment and restructuring charges of $3.6 million during the three months ended March 31, 2020 were comprised primarily of severance and related benefits associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including planned closures of the Company's Indianapolis, Indiana chain plant and the reorganization of the Company's Gaffney, South Carolina bearing facility.

Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Other Income (Expense):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Non-service pension and other postretirement income	$4.0	$3.4	$0.6	17.6%
Other income	1.0	4.1	(3.1)	(75.6)%
Total other income	$5.0	$7.5	$(2.5)	(33.3)%
Non-service pension and other postretirement income increased for the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increase was primarily due to lower interest costs for the Company's defined benefit pension plans. The increase was partially offset by actuarial losses due to pension remeasurement in the three months ended March 31, 2021. The remeasurement was triggered by the expectation that lump sum payments to new retirees will exceed annual service and interest costs for three of the Company’s U.S. defined benefit pension plans. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Other income decreased for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily due to lower foreign currency exchange gains and lower insurance recoveries.

Income Tax Expense:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Provision for income taxes	$25.3	$29.6	$(4.3)	(14.5)%
Effective tax rate	17.9%	26.1%		(820) bps

Income tax expense decreased $4.3 million for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily due to the release of accruals for uncertain tax positions from the settlement of the 2017 and 2018 U.S. federal tax years, and favorable U.S. permanent book-tax differences, including new elective GILTI high tax exemption rules. This impact was partially offset by increased income taxes due to higher pre-tax earnings. Refer to Note 6 - Income Taxes for more information on the computation of the income tax expense in interim periods.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2021 and 2020 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following item highlights the Company's acquisition completed in 2020 by segment based on the customers and underlying markets served:
•The Company acquired Aurora during the fourth quarter of 2020. Results for Aurora are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.

Mobile Industries Segment:

	Three Months Ended March 31,
	2021	2020	$ Change	Change
Net sales	$504.5	$466.7	$37.8	8.1%
EBITDA	$79.6	$75.1	$4.5	6.0%
EBITDA margin	15.8%	16.1%		(30)	bps

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net sales	$504.5	$466.7	$37.8	8.1%
Less: Acquisitions	4.2	—	4.2	NM
Currency	9.4	—	9.4	NM
Net sales, excluding the impact of acquisitions and currency	$490.9	$466.7	$24.2	5.2%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $24.2 million or 5.2% in the three months ended March 31, 2021 compared with the three months ended March 31, 2020, reflecting organic growth in the off-highway, heavy truck and automotive sectors. These increases were partially offset by lower shipments in the rail and aerospace sectors. EBITDA increased by $4.5 million or 6.0% in the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily due to the impact of higher volume and lower SG&A expenses, partially offset by unfavorable mix and higher materials and logistics costs.

Process Industries Segment:

	Three Months Ended March 31,
	2021	2020	$ Change	Change
Net sales	$520.9	$456.7	$64.2	14.1%
EBITDA	$131.0	$107.5	$23.5	21.9%
EBITDA margin	25.1%	23.5%		160 bps

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net sales	$520.9	$456.7	$64.2	14.1%
Less: Acquisitions	3.7	—	3.7	NM
Currency	15.9	—	15.9	NM
Net sales, excluding the impact of acquisitions and currency	$501.3	$456.7	$44.6	9.8%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $44.6 million or 9.8% in the three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increase was primarily driven by increased demand in the renewable energy, distribution and general industrial sectors. These increases were partially offset by lower marine revenue. EBITDA increased $23.5 million or 21.9% in the three months ended March 31, 2021 compared with the three months ended March 31, 2020 primarily due to higher volume, favorable manufacturing performance, and lower SG&A expenses, partially offset by unfavorable mix and higher materials and logistics costs.

Unallocated Corporate:

	Three Months Ended March 31,
	2021	2020	$ Change	Change
Unallocated corporate expense	$(11.6)	$(11.1)	$(0.5)	4.5%
Unallocated corporate expense % to net sales	(1.1)%	(1.2)%		10 bps
Unallocated corporate expense increased in the three months ended March 31, 2021 compared with the three months ended March 31, 2020, primarily due to the unfavorable impact of foreign currency exchange rate changes.

CASH FLOW

	Three Months Ended March 31,
	2021	2020	$ Change
Net cash provided by operating activities	$31.7	$56.2	$(24.5)
Net cash used in investing activities	(39.4)	(31.6)	(7.8)
Net cash (used in) provided by financing activities	(6.4)	166.5	(172.9)
Effect of exchange rate changes on cash	(3.9)	(13.3)	9.4
(Decrease) increase in cash, cash equivalents and restricted cash	$(18.0)	$177.8	$(195.8)

Operating Activities:
The decrease in net cash provided by operating activities for the first three months of 2021 compared with the first three months of 2020 was primarily due to an increase in cash used for working capital items of $47.9 million and a reduction in the benefit of income taxes on cash of $5.8 million, partially offset by higher net income of $32.0 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the three months of 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020	$ Change
Cash Provided (Used):
Accounts receivable	$(138.9)	$(47.6)	$(91.3)
Unbilled receivables	(2.5)	(8.3)	5.8
Inventories	(33.3)	0.3	(33.6)
Trade accounts payable	19.9	—	19.9
Other accrued expenses	17.0	(34.3)	51.3
Cash used in working capital items	$(137.8)	$(89.9)	$(47.9)

The following table displays the impact of income taxes on cash during the three months of 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020	$ Change
Accrued income tax expense	$25.3	$29.6	$(4.3)
Income tax payments	(16.5)	(20.8)	4.3
Other miscellaneous items	(7.2)	(1.4)	(5.8)
Cash benefit from income taxes	$1.6	$7.4	$(5.8)

Investing Activities:
The increase in net cash used in investing activities for the first three months of 2021 compared with the first three months of 2020 was primarily due to an increase in cash used for investments in short-term marketable securities of $10.1 million, partially offset by a decrease in capital expenditures of $2.4 million.
Financing Activities:
The change in net cash (used in) provided by financing activities for the first three months of 2021 compared with the first three months of 2020 was primarily due to a decrease in net borrowings of $187.0 million. This change was partially offset by a decrease in the purchase of treasury shares of $16 million.

LIQUIDITY AND CAPITAL RESOURCES

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2021	December 31, 2020
Short-term debt	$167.5	$119.8
Current portion of long-term debt	10.8	10.9
Long-term debt	1,423.7	1,433.9
Total debt	$1,602.0	$1,564.6
Less: Cash and cash equivalents	302.3	320.3
Net debt	$1,299.7	$1,244.3

Ratio of Net Debt to Capital:

	March 31, 2021	December 31, 2020
Net debt	$1,299.7	$1,244.3
Total equity	2,250.1	2,225.2
Net debt plus total equity (capital)	$3,549.8	$3,469.5
Ratio of net debt to capital	36.6%	35.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At March 31, 2021, the Company had strong liquidity with $302.3 million of cash and cash equivalents on the Consolidated Balance Sheet. $262.6 million of its $302.3 million of cash and cash equivalents resided in jurisdictions outside the U.S. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At March 31, 2021, the Senior Credit Facility had outstanding borrowings of $9.3 million, which reduced the availability to $640.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2021, the Company's consolidated leverage ratio was 1.91 to 1.0 (based on the new net debt construct discussed further below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2021, the Company's consolidated interest coverage ratio was 10.79 to 1.0.

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

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 1.43% and the average rate on outstanding Euro borrowings was 1.48% as of March 31, 2021. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. The Company currently carries investment-grade credit ratings with Standard and Poor's (BBB-), Moody's (Baa3) and Fitch (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at March 31, 2021. As of March 31, 2021, the Company had $100 million of outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to zero. The Company currently intends to renew or replace the Accounts Receivable Facility prior to its maturity.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $270.6 million. At March 31, 2021, the Company had borrowings outstanding of $67.5 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to approximately $202.6 million.

At March 31, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants.

The Company expects to generate cash from operating activities in the range of $475 million to $500 million in 2021, down from $577.6 million in 2020, as the impact of higher earnings is expected to be more than offset by the changes in working capital (i.e. a use of cash in 2021 versus a source of cash in 2020). The Company expects capital expenditures to be approximately $150 million (approximately 3.6% of sales) in 2021, compared with $122 million in 2020.

Financing Obligations and Other Commitments:
During the first three months of 2021, the Company made cash contributions and payments of $1.8 million to its global defined benefit pension plans and $0.7 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $15 million in 2021. The Company expects to make payments of approximately $6 million to its other postretirement benefit plans in 2021. Excluding mark-to-market charges, the Company expects lower pension and other postretirement benefits expense in 2021.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2020, during the three months ended March 31, 2021.

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

For the three months ended March 31, 2021, the Company recorded negative foreign currency translation adjustments of $44.0 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $71.3 million that decreased shareholders' equity for the three months ended March 31, 2020. The foreign currency translation adjustments for the three months ended March 31, 2021 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro and Chinese Yuan.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended March 31, 2021 totaled $2.1 million of net losses, compared with $0.1 million of net gains during the three months ended March 31, 2020.

Supplemental Non-GAAP Measures

In addition to results reported in accordance with U.S. GAAP, the Company provides information on non-GAAP financial measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA margins, segment adjusted EBITDA and segment adjusted EBITDA margins, ratio of net debt to adjusted EBITDA (for the trailing 12 months), net debt, ratio of net debt to capital and free cash flow. This information is intended to supplement GAAP financial measures and is not intended to replace GAAP financial measures. Net debt and the ratio of net debt to capital is disclosed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted net income and adjusted earnings per share represent net income attributable to The Timken Company and diluted earnings per share, respectively, adjusted for impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries; actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, the income tax impact of these adjustments, as well as other income tax discrete items, and other items from time to time that are not part of the Company's core operations. Management believes adjusted net income and adjusted earnings per share are useful to investors as they are representative of the Company's core operations and are used in the management of the business, including decisions concerning the allocation of resources and assessment of performance.

Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted for items that are not part of the Company's core operations. These items include impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries; actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, and other items from time to time that are not part of the Company's core operations. Management believes adjusted EBITDA is useful to investors as it is representative of the Company's core operations and is used in the management of the business, including decisions concerning the allocation of resources and assessment of performance.

Reconciliation of net income to net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended March 31,
	2021	2020
Net Sales	$1,025.4	$923.4
Net Income Attributable to The Timken Company	113.3	80.7
Impairment, restructuring and reorganization charges (1)	5.2	5.8
Corporate pension and other postretirement benefit related expense (2)	0.9	—
Acquisition-related charges (3)	(0.2)	3.3
Acquisition-related gain (4)	(0.6)	—
Property (recoveries) losses and related expenses (5)	—	(2.2)
Noncontrolling interest of above adjustments	0.2	—
Provision for income taxes (6)	(12.1)	(2.9)
Adjusted Net Income	$106.7	$84.7
Net income attributable to noncontrolling interest	2.7	3.3
Provision for income taxes (as reported)	25.3	29.6
Interest expense	14.9	17.1
Interest income	(0.5)	(1.5)
Depreciation and amortization expense (7)	42.7	40.9
Less: Noncontrolling interest	0.2	—
Less: Provision for income taxes (6)	(12.1)	(2.9)
Adjusted EBITDA	$203.7	$177.0
Adjusted EBITDA Margin (% of net sales)	19.9%	19.2%

Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended March 31,
	2021	2020
Diluted earnings per share (EPS)	$1.47	$1.06
Adjusted EPS	$1.38	$1.11
Diluted Shares	77,264,641	76,308,556

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended March 31, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$504.5	$520.9	$—	$1,025.4
EBITDA	79.6	131.0	(11.9)	198.7
Impairment, restructuring and reorganization charges (1)	0.3	4.6	—	4.9
Corporate pension and other postretirement benefit related expense (2)	—	—	0.9	0.9
Acquisition-related charges (3)	0.2	0.1	(1.1)	(0.8)
Adjusted EBITDA	$80.1	$135.7	$(12.1)	$203.7
Adjusted EBITDA Margin (% of net sales)	15.9%	26.0%	NM	19.9%

	Three Months Ended March 31, 2020
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$466.7	$456.7	$—	$923.4
EBITDA	75.1	107.5	(11.1)	171.5
Impairment, restructuring and reorganization charges (1)	1.2	3.1	0.1	4.4
Acquisition-related charges (3)	1.9	0.9	0.5	3.3
Property (recoveries) losses and related expenses (5)	(2.2)	—	—	(2.2)
Adjusted EBITDA	$76.0	$111.5	$(10.5)	$177.0
Adjusted EBITDA Margin (% of net sales)	16.3%	24.4%	NM	19.2%
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives and (iv) related depreciation and amortization. The Company re-assesses its operating footprint and cost structure periodically and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
(2) Corporate pension and other postretirement benefit related expense represents actuarial losses and (gains) that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial losses and (gains) in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans for additional discussion.
(3) The acquisition-related charges represent transaction costs and the inventory step-up impact.
(4) The acquisition-related gain represents measurement period adjustments to the bargain purchase price gain on the acquisition of the assets of Aurora that closed on November 30, 2020.
(5) Represents property loss and related expenses during the period presented (net of insurance recoveries received in 2020) resulting from property loss that occurred during the first quarter of 2019 at one of the Company's warehouses in Knoxville, Tennessee and during the third quarter of 2019 at one of the Company's warehouses in Yantai, China.
(6) Provision for income taxes includes the net tax impact on pre-tax adjustments (listed above), the impact of discrete tax items recorded during the respective periods as well as other adjustments to reflect the use of one overall effective tax rate on adjusted pre-tax income in interim periods.
(7) Depreciation and amortization shown excludes depreciation recognized in reorganization charges, if any.

Free Cash Flow:

Free cash flow represents net cash provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.

Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$31.7	$56.2
Capital expenditures	(29.4)	(31.8)
Free cash flow	$2.3	$24.4

Ratio of Net Debt to Adjusted EBITDA:

The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended March 31, 2021 and December 31, 2020 was $324.4 million and $292.4 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was flat at 1.9 at March 31, 2021, compared with 1.9 at December 31, 2020.

Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	March 31, 2021	December 31, 2020
Net income	$324.4	$292.4
Provision for income taxes	99.6	103.9
Interest expense	65.4	67.6
Interest income	(2.7)	(3.7)
Depreciation and amortization	167.8	167.1
Consolidated EBITDA	654.5	627.3
Adjustments:
Impairment, restructuring and reorganization charges (1)	$26.4	$25.9
Corporate pension and other postretirement benefit related expense (2)	19.4	18.5
Acquisition-related charges (3)	0.2	3.7
Acquisition-related gain (4)	(11.7)	(11.1)
Property (recoveries) losses and related expenses (5)	(0.4)	(0.4)
Gain on real estate	(3.3)	(5.5)
Tax indemnification and related items	0.5	0.5
Total Adjustments	31.1	31.6
Adjusted EBITDA	$685.6	$658.9
Net Debt	$1,299.7	$1,244.3
Ratio of Net Debt to Adjusted EBITDA	1.9	1.9

(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; and (iii) severance related to cost reduction initiatives. The Company re-assesses its operating footprint and cost structure periodically and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.

(2) Corporate pension and other postretirement benefit related expense (income) represents actuarial (gains) and losses that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial (gains) and losses in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement.

(3) The acquisition-related charges represent transaction costs and the inventory step-up impact.

(4) The acquisition-related gain represents a bargain purchase gain on the acquisition of the assets of Aurora that closed on November 30, 2020.

(5) Property losses (recoveries) represent property losses and related expenses during the periods presented (net of insurance proceeds received) resulting from property loss that occurred during the first quarter of 2019 at one of the Company's warehouses in Knoxville, Tennessee and during the third quarter of 2019 at one of the Company's warehouses in Yantai, China.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
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
•the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and

•those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 or this Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/2021 - 1/31/2021	5,235	$80.48	—	4,257,042
2/1/2021 - 2/28/2021	505,441	74.34	300,000	—
3/1/2021 - 3/31/2021	79,002	79.28	50,000	9,950,000
Total	589,678	$75.06	350,000
(1)Of the shares purchased in January, February and March, 5,235, 205,441 and 29,002, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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
(3)On February 12, 2021, the Company's Board of Directors approved a new share purchase plan, effective March 1, 2021, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2026. Under this plan, the Company may purchase shares from time to time in open market purchases or privately negotiated transactions, and it may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The previous share purchase plan expired on February 28, 2021.

Item 6. Exhibits

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2021 filed on April 28, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: April 28, 2021	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2021	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)