Form 10-Q
period 2021-06-30
TIMKEN CO
filed 2021-08-02
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at June 30, 2021
Common Shares, without par value	76,258,559 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions, except per share data)
Net sales	$1,062.9	$803.5	$2,088.3	$1,726.9
Cost of products sold	760.6	573.2	1,486.8	1,217.7
Gross Profit	302.3	230.3	601.5	509.2
Selling, general and administrative expenses	149.0	111.8	293.5	265.4
Impairment and restructuring charges	1.3	3.1	5.3	6.7
Operating Income	152.0	115.4	302.7	237.1
Interest expense	(15.3)	(18.9)	(30.2)	(36.0)
Interest income	0.7	0.6	1.2	2.1
Non-service pension and other postretirement income (expense)	1.4	(5.3)	5.4	(1.9)
Other (expense) income, net	(2.2)	(2.0)	(1.2)	2.1
Income Before Income Taxes	136.6	89.8	277.9	203.4
Provision for income taxes	29.4	28.0	54.7	57.6
Net Income	107.2	61.8	223.2	145.8
Less: Net income (loss) attributable to noncontrolling interest	2.4	(0.1)	5.1	3.2
Net Income Attributable to The Timken Company	$104.8	$61.9	$218.1	$142.6

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.38	$0.82	$2.87	$1.89

Diluted earnings per share	$1.36	$0.82	$2.82	$1.88
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Net Income	$107.2	$61.8	$223.2	$145.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23.2	24.5	(21.2)	(54.3)
Pension and postretirement liability adjustments	(1.7)	(1.5)	(3.3)	(2.8)
Change in fair value of marketable securities	—	0.5	—	0.1
Change in fair value of derivative financial instruments	(0.2)	(2.6)	2.0	1.6
Other comprehensive income (loss), net of tax	21.3	20.9	(22.5)	(55.4)
Comprehensive Income, net of tax	128.5	82.7	200.7	90.4
Less: comprehensive income (loss) attributable to noncontrolling interest	1.8	1.1	4.1	(3.1)
Comprehensive Income Attributable to The Timken Company	$126.7	$81.6	$196.6	$93.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$305.5	$320.3
Restricted cash	0.8	0.8
Accounts receivable, less allowances (2021 – $16.9 million; 2020 – $16.5 million)	704.4	581.1
Unbilled receivables	100.4	110.9
Inventories, net	919.5	841.3
Deferred charges and prepaid expenses	34.2	39.9
Other current assets	130.2	106.0
Total Current Assets	2,195.0	2,000.3
Property, Plant and Equipment, net	1,025.1	1,035.6
Other Assets
Goodwill	1,034.8	1,047.6
Other intangible assets	704.2	741.4
Operating lease assets	115.3	118.2
Non-current pension assets	3.2	2.0
Deferred income taxes	70.9	77.0
Other non-current assets	17.7	19.5
Total Other Assets	1,946.1	2,005.7
Total Assets	$5,166.2	$5,041.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$76.0	$119.8
Current portion of long-term debt	11.1	10.9
Short-term operating lease liabilities	27.0	27.2
Accounts payable, trade	385.1	351.4
Salaries, wages and benefits	131.9	135.7
Income taxes payable	24.8	16.1
Other current liabilities	201.4	186.9
Total Current Liabilities	857.3	848.0
Non-Current Liabilities
Long-term debt	1,424.3	1,433.9
Accrued pension benefits	160.6	163.0
Accrued postretirement benefits	51.4	41.3
Long-term operating lease liabilities	72.5	75.5
Deferred income taxes	135.0	148.7
Other non-current liabilities	97.8	106.0
Total Non-Current Liabilities	1,941.6	1,968.4
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2021 – 77,069,551 shares; 2020 – 75,834,668 shares)
Stated capital	40.7	40.7
Other paid-in capital	778.6	740.7
Retained earnings	1,510.9	1,339.5
Accumulated other comprehensive income	19.8	41.3
Treasury shares at cost (2021 – 810,992 shares; 2020 – 158,836 shares)	(59.1)	(9.3)
Total Shareholders’ Equity	2,290.9	2,152.9
Noncontrolling Interest	76.4	72.3
Total Equity	2,367.3	2,225.2
Total Liabilities and Equity	$5,166.2	$5,041.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$223.2	$145.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.2	84.0
Impairment charges	4.5	0.1
Loss on sale of assets	0.7	1.6
Acquisition-related gain	(0.6)	—
Deferred income tax benefit	(5.8)	(7.1)
Stock-based compensation expense	12.5	11.4
Pension and other postretirement benefit expense	0.5	8.2
Pension and other postretirement benefit contributions and payments	(15.0)	(8.6)
Changes in operating assets and liabilities:
Accounts receivable	(125.8)	(8.4)
Unbilled receivables	10.4	3.0
Inventories	(81.4)	41.3
Accounts payable, trade	41.2	(28.9)
Other accrued expenses	30.8	5.3
Income taxes	(1.6)	30.9
Other, net	—	25.0
Net Cash Provided by Operating Activities	178.8	303.6
Investing Activities
Capital expenditures	(60.5)	(56.5)
Acquisitions, net of cash received	0.1	(6.7)
Investments in short-term marketable securities, net	(13.8)	(1.6)
Other	0.3	0.1
Net Cash Used in Investing Activities	(73.9)	(64.7)
Financing Activities
Cash dividends paid to shareholders	(46.7)	(43.9)
Purchase of treasury shares	(26.3)	(42.3)
Proceeds from exercise of stock options	25.4	7.5
Payments related to tax withholding for stock-based compensation	(23.5)	(10.4)
Accounts receivable facility borrowings	66.1	10.0
Accounts receivable facility payments	(124.1)	(110.0)
Proceeds from long-term debt	135.0	550.0
Payments on long-term debt	(141.4)	(417.1)
Deferred financing costs	—	(1.6)
Short-term debt activity, net	16.6	26.5
Net Cash Used in Financing Activities	(118.9)	(31.3)
Effect of exchange rate changes on cash	(0.8)	(7.7)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(14.8)	199.9
Cash, cash equivalents and restricted cash at beginning of year	321.1	216.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$306.3	$416.1
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

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which is intended to reduce complexity in the accounting for income taxes while maintaining or improving the usefulness of information provided to financial statement users. The guidance amends certain existing provisions under ASC 740 to address a number of distinct items. This standard is effective for public companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted ASU 2019-12 effective January 1, 2021, and the impact of the adoption was not material to the Company's results of operations and financial condition.

New Accounting Guidance Issued and Not Yet Adopted:

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis.

Note 3 - Acquisitions
The Company completed one acquisition in 2020. On November 30, 2020, the Company completed the acquisition of the assets of Aurora Bearing Company ("Aurora"). With annual sales of approximately $30 million, Aurora serves a diverse range of industrial sectors, including aerospace and defense, racing, off-highway equipment and packaging. Aurora is headquartered in Montgomery, Illinois. The total purchase price for this acquisition was $17.2 million, including a post-closing net working capital adjustment. Based on markets and customers served, results for Aurora are reported in both the Mobile Industries segment and the Process Industries segment.

The following table presents the purchase price allocation at fair value, net of cash acquired, for the Aurora acquisition as of June 30, 2021:

	Initial Purchase Price Allocation	Adjustments	Purchase Price Allocation
Assets:
Accounts receivable, net	$2.7	$—	$2.7
Inventories, net	16.4	—	16.4
Other current assets	0.1	0.1	0.2
Property, plant and equipment, net	10.9	—	10.9
Total assets acquired	$30.1	$0.1	$30.2
Liabilities:
Accounts payable, trade	$0.8	$—	$0.8
Other current liabilities	0.9	(0.4)	0.5
Total liabilities assumed	1.7	(0.4)	1.3
Net assets acquired	$28.4	$0.5	$28.9
As a result of applying the accounting rules on business combinations, the Company recognized a bargain purchase gain of $11.7 million on the acquisition of Aurora. The Company recognized $0.6 million of the bargain purchase price gain during the first three months of 2021 primarily due to the net working capital adjustment. The Company believes it was able to negotiate a bargain purchase price for the business due to some historic operational performance challenges, as well as the seller's desire to exit the business in an expedited manner in an exclusive process with the Company.

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

During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The above purchase price allocation is subject to change as additional information concerning final asset and liability valuations is obtained. The primary area of the Aurora purchase price allocation that has not been finalized relates to the fair value of inventory. Any changes in fair value could affect the bargain purchase price gain recognized.

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Mobile	Process	Total	Mobile	Process	Total
United States	$237.4	$201.6	$439.0	$186.6	$173.7	$360.3
Americas, excluding the United States	52.3	49.1	101.4	26.8	29.3	56.1
Europe / Middle East / Africa	124.3	137.2	261.5	78.8	112.9	191.7
China	32.2	138.4	170.6	26.4	122.0	148.4
Asia-Pacific, excluding China	48.0	42.4	90.4	24.0	23.0	47.0
Net sales	$494.2	$568.7	$1,062.9	$342.6	$460.9	$803.5

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Mobile	Process	Total	Mobile	Process	Total
United States	$480.3	$387.8	$868.1	$424.8	$366.3	$791.1
Americas, excluding the United States	101.1	92.3	193.4	75.6	64.3	139.9
Europe / Middle East / Africa	251.4	264.4	515.8	187.5	228.5	416.0
China	66.6	262.7	329.3	48.2	203.0	251.2
Asia-Pacific, excluding China	99.3	82.4	181.7	73.2	55.5	128.7
Net sales	$998.7	$1,089.6	$2,088.3	$809.3	$917.6	$1,726.9
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
Revenue by sales channel	June 30, 2021	June 30, 2020
Original equipment manufacturers	61%	59%
Distribution/end users	39%	41%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the six months ended June 30, 2021 and June 30, 2020, approximately 9% and 13%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% and 5% of total net sales represented service revenue during each of the six months ended June 30, 2021 and June 30, 2020, respectively. Finally, the United States ("U.S.") government or its contractors represented approximately 7% and 9% of total net sales during the six months ended June 30, 2021 and June 30, 2020, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $456.9 million at June 30, 2021.

Note 4 - Revenue (continued)

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the six months ended June 30, 2021 and the twelve months ended December 31, 2020:

	June 30, 2021	December 31, 2020
Beginning balance, January 1	$110.9	$129.2
Additional unbilled revenue recognized	179.4	393.6
Less: amounts billed to customers	(189.9)	(411.9)
Ending balance	$100.4	$110.9

There were no impairment losses recorded on unbilled receivables for the six months ended June 30, 2021 and June 30, 2020, respectively.

Note 5 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Mobile Industries	$494.2	$342.6	$998.7	$809.3
Process Industries	568.7	460.9	1,089.6	917.6
Net sales	$1,062.9	$803.5	$2,088.3	$1,726.9
Segment EBITDA:
Mobile Industries	$67.3	$38.8	$146.9	$113.9
Process Industries	141.2	126.3	272.2	233.8
Total EBITDA, for reportable segments	$208.5	$165.1	$419.1	$347.7
Unallocated corporate expense	(11.6)	(6.5)	(23.2)	(17.6)
Corporate pension and other postretirement benefit related expense (1)	(3.5)	(8.8)	(4.4)	(8.8)
Acquisition-related gain (2)	—	—	0.6	—
Depreciation and amortization	(42.2)	(41.7)	(85.2)	(84.0)
Interest expense	(15.3)	(18.9)	(30.2)	(36.0)
Interest income	0.7	0.6	1.2	2.1
Income before income taxes	$136.6	$89.8	$277.9	$203.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for income taxes	$29.4	$28.0	$54.7	$57.6
Effective tax rate	21.5%	31.2%	19.7%	28.3%

Income tax expense for the three and six months ended June 30, 2021 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the release of accruals for uncertain tax positions from the settlement of the 2017 and 2018 U.S. federal tax years and other foreign jurisdictions, and favorable U.S. permanent book-tax differences. These items were partially offset by the unfavorable impact of earnings in foreign jurisdictions with higher tax rates.

The effective tax rate of 21.5% for the three months ended June 30, 2021 was lower than the rate for the three months ended June 30, 2020 primarily due to the release of accruals for uncertain tax positions, discrete benefits on tax rate changes in foreign jurisdictions and a more favorable mix of earnings in lower tax rate jurisdictions, including the United States. Income taxes in the United States were favorably impacted by permanent book-tax differences, including the new elective Global Intangible Low Tax Income ("GILTI") high tax exemption rules.

The effective tax rate of 19.7% for the six months ended June 30, 2021 was lower than the rate for the six months ended June 30, 2020 primarily due to the release of accruals for uncertain tax positions, a more favorable mix of earnings in lower tax rate jurisdictions, including the United States. Income taxes in the United States were favorably impacted by permanent book-tax differences, including the tax impact from stock-based compensation awards and the new elective GILTI high tax exemption rules.

Note 7 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to The Timken Company	$104.8	$61.9	$218.1	$142.6
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$104.8	$61.9	$218.1	$142.6
Denominator:
Weighted average number of shares outstanding - basic	76,122,257	75,078,207	75,969,569	75,298,356
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,131,900	620,082	1,288,192	733,693
Weighted average number of shares outstanding assuming dilution of stock options and awards	77,254,157	75,698,289	77,257,761	76,032,049
Basic earnings per share	$1.38	$0.82	$2.87	$1.89
Diluted earnings per share	$1.36	$0.82	$2.82	$1.88
The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during certain periods presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2021 and 2020 were zero and 1,338,686, respectively. The antidilutive stock options outstanding during the six months ended June 30, 2021 and 2020 were zero and 1,353,254, respectively.

Note 8 - Inventories
The components of inventories at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Manufacturing supplies	$36.2	$34.8
Raw materials	122.0	99.5
Work in process	352.6	320.3
Finished products	466.9	441.2
Subtotal	977.7	895.8
Allowance for obsolete and surplus inventory	(58.2)	(54.5)
Total Inventories, net	$919.5	$841.3
Inventories are valued at net realizable value, with approximately 61% valued on the first-in, first-out ("FIFO") method and the remaining 39% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at June 30, 2021 and December 31, 2020 was $185.1 million and $172.1 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$384.6	$663.0	$1,047.6
Foreign currency translation adjustments and other changes	(5.9)	(6.9)	(12.8)
Ending balance	$378.7	$656.1	$1,034.8

The following table displays intangible assets as of June 30, 2021 and December 31, 2020:

	Balance at June 30, 2021			Balance at December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$526.4	$(176.7)	$349.7	$532.2	$(161.9)	$370.3
Technology and know-how	273.9	(79.7)	194.2	277.2	(72.0)	205.2
Trade names	14.3	(9.2)	5.1	14.2	(8.8)	5.4
Capitalized software	277.5	(258.2)	19.3	276.4	(254.6)	21.8
Other	4.7	(3.9)	0.8	4.7	(3.7)	1.0
	$1,096.8	$(527.7)	$569.1	$1,104.7	$(501.0)	$603.7
Intangible assets not subject to amortization:
Trade names	$126.4		$126.4	$129.0		$129.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$135.1		$135.1	$137.7		$137.7
Total intangible assets	$1,231.9	$(527.7)	$704.2	$1,242.4	$(501.0)	$741.4

Amortization expense for intangible assets was $28.2 million and $28.1 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for intangible assets is projected to be $57.5 million in 2021; $49.4 million in 2022; $46.3 million in 2023; $44.3 million in 2024; and $43.2 million in 2025.

Note 10 - Financing Arrangements
Short-term debt at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Variable-rate Accounts Receivable Facility with an interest rate of 0.96% at December 31, 2020	$—	$58.0
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.50% to 2.10% at June 30, 2021 and 0.24% to 1.75% at December 31, 2020	76.0	61.8
Short-term debt	$76.0	$119.8
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. The Company currently intends to renew or replace the Accounts Receivable Facility prior to its maturity. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at June 30, 2021. As of June 30, 2021, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

The lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings up to $286.1 million in the aggregate. Most of these lines of credit are uncommitted. At June 30, 2021, the Company’s foreign subsidiaries had borrowings outstanding of $76.0 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to $209.6 million.

Long-term debt at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 1.46% and Euro of 1.48% at June 30, 2021 and U.S. Dollar of 2.01% and Euro of 1.48% at December 31, 2020	$9.4	$9.7
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 1.35% at June 30, 2021 and 1.63% at December 31, 2020	325.4	329.6
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.3	349.0
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	177.6	182.9
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.7	396.5
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.7	154.7
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	17.5	18.8
Other	4.8	3.6
Total debt	$1,435.4	$1,444.8
Less: Current maturities	11.1	10.9
Long-term debt	$1,424.3	$1,433.9
(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)

The Company entered into the Fourth Amended and Restated Credit Agreement ("Senior Credit Facility") on June 25, 2019. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At June 30, 2021, the Company had $9.4 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $640.6 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. On May 27, 2020, the Senior Credit Facility was amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio is calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. The change to the consolidated leverage ratio calculation was effective through June 30, 2021. In the third quarter of 2021, the calculation of the consolidated leverage ratio under the Senior Credit Facility will revert back to a total debt construct.

On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2023 Term Loan were used to fund the acquisitions of Apiary Investments Holding Limited and Rollon S.p.A., which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the 2023 Term Loan agreement to, among other things, align covenants and other terms with the Senior Credit Facility. On May 27, 2020, the 2023 Term Loan agreement was further amended to align the calculation of the consolidated leverage ratio and other terms with the Senior Credit Facility. The change to the consolidated leverage ratio calculation was effective through June 30, 2021. In the third quarter of 2021, the calculation of the consolidated leverage ratio under the 2023 Term Loan will revert back to a total debt construct.

At June 30, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt.

In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At June 30, 2021, outstanding letters of credit totaled $41.9 million, most with expiration dates within 12 months.

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

The Company had total environmental accruals of $5.2 million and $5.3 million for various known environmental matters that are probable and reasonably estimable at June 30, 2021 and December 31, 2020, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $10.9 million and $9.4 million at June 30, 2021 and December 31, 2020, respectively. The increase in the liability since year end primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims and expected trends that continue to mature.  Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.

The following is a rollforward of the consolidated product warranty accrual for the six months ended June 30, 2021 and twelve months ended December 31, 2020:

	June 30, 2021	December 31, 2020
Beginning balance, January 1	$9.4	$7.5
Expense	5.0	9.4
Payments	(3.5)	(7.5)
Ending balance	$10.9	$9.4

Note 12 - Equity

The following tables present the changes in the components of equity for the three and six months ended June 30, 2021 and 2020, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at March 31, 2021	$2,250.1	$40.7	$761.3	$1,429.0	$(2.1)	$(53.4)	$74.6
Net income	107.2			104.8			2.4
Foreign currency translation adjustment	23.2				23.8		(0.6)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.7)				(1.7)
Change in fair value of derivative financial instruments, net of reclassifications	(0.2)				(0.2)
Dividends – $0.30 per share	(22.9)			(22.9)
Stock-based compensation expense	6.0		6.0
Stock option exercise activity	11.3		11.3
Payments related to tax withholding for stock-based compensation	(5.7)					(5.7)
Balance at June 30, 2021	$2,367.3	$40.7	$778.6	$1,510.9	$19.8	$(59.1)	$76.4

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2020	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
Net income	223.2			218.1			5.1
Foreign currency translation adjustment	(21.2)				(20.2)		(1.0)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.1 million)	(3.3)				(3.3)
Change in fair value of derivative financial instruments, net of reclassifications	2.0				2.0
Dividends – $0.59 per share	(46.7)			(46.7)
Stock-based compensation expense	12.5		12.5
Stock purchased at fair market value	(26.3)					(26.3)
Stock option exercise activity	25.4		25.4
Payments related to tax withholding for stock-based compensation	(23.5)					(23.5)
Balance at June 30, 2021	$2,367.3	$40.7	$778.6	$1,510.9	$19.8	$(59.1)	$76.4

Note 12 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at March 31, 2020	$1,900.3	$53.1	$920.1	$1,964.8	$(118.9)	$(1,001.7)	$82.9
Net income (loss)	61.8			61.9			(0.1)
Foreign currency translation adjustment	24.5				23.3		1.2
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Unrealized loss on marketable securities	0.5				0.5
Change in fair value of derivative financial instruments, net of reclassifications	(2.6)				(2.6)
Dividends – $0.28 per share	(21.0)			(21.0)
Stock-based compensation expense	5.8		5.8
Restricted share activity	—		(1.5)			1.5
Payments related to tax withholding for stock-based compensation	(0.2)					(0.2)
Balance at June 30, 2020	$1,967.6	$53.1	$924.4	$2,005.7	$(99.2)	$(1,000.4)	$84.0

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Cumulative effect of ASU 2016-13 (net of income tax benefit of $0.2 million)	(0.4)			(0.4)
Net income	145.8			142.6			3.2
Foreign currency translation adjustment	(54.3)				(48.0)		(6.3)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.0 million)	(2.8)				(2.8)
Unrealized loss on marketable securities	0.1				0.1
Change in fair value of derivative financial instruments, net of reclassifications	1.6				1.6
Change in ownership of noncontrolling interest	0.5						0.5
Dividends – $0.56 per share	(43.9)			(43.9)
Stock-based compensation expense	11.4		11.4
Stock purchased at fair market value	(42.3)					(42.3)
Stock option exercise activity	7.5		(0.9)			8.4
Restricted share activity	—		(23.7)			23.7
Payments related to tax withholding for stock-based compensation	(10.4)					(10.4)
Balance at June 30, 2020	$1,967.6	$53.1	$924.4	$2,005.7	$(99.2)	$(1,000.4)	$84.0

Note 13 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended June 30, 2021:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$1.0	$0.1	$—	$1.1
Severance and related benefit costs	—	0.1	—	0.1
Exit costs	0.1	—	—	0.1
Total	$1.1	$0.2	$—	$1.3

For the six months ended June 30, 2021:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$1.1	$3.4	$—	$4.5
Severance and related benefit costs	—	0.6	—	0.6
Exit costs	0.2	—	—	0.2
Total	$1.3	$4.0	$—	$5.3
For the three months ended June 30, 2020:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Severance and related benefit costs	$1.5	$1.7	$—	$3.2
Exit costs	(0.3)	0.2	—	(0.1)
Total	$1.2	$1.9	$—	$3.1

For the six months ended June 30, 2020:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance and related benefit costs	1.6	4.2	0.1	5.9
Exit costs	0.3	0.4	—	0.7
Total	$1.9	$4.7	$0.1	$6.7

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

Mobile Industries:
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company will be transferring the manufacturing of its single-row tapered roller bearing production to other bearing facilities in Europe, Asia and the United States. The plant is expected to close by the end of 2021 and is expected to affect approximately 110 employees. The Company expects to incur approximately $7 million to $10 million of expenses related to this closure. Ahead of this announcement, the Company reviewed assets for impairment. As a result, the Company recorded impairment charges of $1.0 million during the three months ended June 30, 2021.

Note 13 - Impairment and Restructuring Charges (continued)

On October 16, 2019, the Company announced the reorganization of its bearing manufacturing facility in Gaffney, South Carolina. The Company transferred its high-volume bearing production and roller production to other Timken manufacturing facilities in the United States. The transfer of these operations was substantially completed by the end of the third quarter of 2020 and affected approximately 150 employees. The Company expected to incur approximately $8 million to $10 million of pretax costs in total related to this reorganization. During the six months ended June 30, 2020, the Company recognized severance and related benefits of $0.3 million and exit costs of $0.3 million related to this reorganization. The Company incurred cumulative pretax costs related to this reorganization of $7.8 million as of June 30, 2021, including rationalization costs recorded in cost of products sold.

Process Industries:
On February 4, 2020, the Company announced the closure of its chain manufacturing facility in Indianapolis, Indiana. This facility was part of the Diamond Chain Company ("Diamond Chain") acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to close by the end of the fourth quarter of 2021 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million of expenses related to this closure. During the three months ended June 30, 2021 and June 30, 2020, the Company recorded severance and related benefit costs of $0.3 million and $0.3 million, respectively, related to this closure. During the six months ended June 30, 2021 and June 30, 2020, the Company recorded severance and related benefit costs of $0.6 million and $2.2 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $8.5 million as of June 30, 2021, including rationalization costs recorded in cost of products sold.

In addition, the Company recorded impairment charges of $3.3 million related to certain engineering-related assets used in the business during the three months ended March 31, 2021. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2021 and twelve months ended December 31, 2020:

	June 30, 2021	December 31, 2020
Beginning balance, January 1	$8.0	$2.7
Expense	0.8	20.8
Payments	(2.5)	(15.5)
Ending balance	$6.3	$8.0
The restructuring accrual at June 30, 2021 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and six months ended June 30, 2021 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2021.

	U.S. Plans		International Plans		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost (credit):
Service cost	$2.3	$2.7	$0.5	$0.4	$2.8	$3.1
Interest cost	4.5	5.3	1.1	1.3	5.6	6.6
Expected return on plan assets	(6.1)	(6.4)	(2.6)	(2.1)	(8.7)	(8.5)
Amortization of prior service cost	0.3	0.4	0.1	0.1	0.4	0.5
Recognition of net actuarial losses	3.5	8.8	—	—	3.5	8.8
Net periodic benefit cost (credit)	$4.5	$10.8	$(0.9)	$(0.3)	$3.6	$10.5

	U.S. Plans		International Plans		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost (credit):
Service cost	$4.8	$5.4	$1.0	$0.8	$5.8	$6.2
Interest cost	8.9	10.5	2.2	2.8	11.1	13.3
Expected return on plan assets	(12.2)	(12.7)	(5.1)	(4.3)	(17.3)	(17.0)
Amortization of prior service cost	0.6	0.8	0.1	0.1	0.7	0.9
Recognition of net actuarial losses	4.4	8.8	—	—	4.4	8.8
Net periodic benefit cost (credit)	$6.5	$12.8	$(1.8)	$(0.6)	$4.7	$12.2
The Company currently expects to make contributions and payments related to its global defined benefit pension plans totaling approximately $15 million in 2021. Approximately $9.6 million of this amount related to the 2021 payout of deferred compensation in June 2021 to a former executive officer of the Company. The payment triggered a remeasurement of the pension obligation for one of the Company's U.S. defined benefit pension plans during the six months ended June 30, 2021. In addition, the Company made lump sum payments to new retirees in 2021 in excess of annual interest and service costs for two of its other U.S. defined benefit pension plans as of June 30, 2021. These payments triggered a remeasurement of assets and obligations for these U.S. defined benefit pension plans during the six months ended June 30, 2021. As a result of these remeasurements, the Company recognized net actuarial losses of $3.5 million and $4.4 million during the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2020, the Company recognized actuarial losses of $8.8 million. The remeasurement was a result of expected lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit pension plans.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and six months ended June 30, 2021 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit credit:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.3	0.5	0.7	1.0
Expected return on plan assets	—	(0.1)	—	(0.2)
Amortization of prior service credit	(2.5)	(2.5)	(5.0)	(4.9)
Net periodic benefit credit	$(2.1)	$(2.0)	$(4.2)	$(4.0)

In January 2021, the Company transferred the remaining $11.1 million in an existing Voluntary Employee Beneficiary Association ("VEBA") trust for certain retiree medical benefits to a second VEBA trust for the payment of certain active employees’ medical benefits. The Company utilized all of the assets in the second trust during the six months ended June 30, 2021.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2021	$(62.0)	$61.8	$—	$(1.9)	$(2.1)
Other comprehensive income (loss) before reclassifications and income taxes	23.2	(0.1)	—	(2.1)	21.0
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.1)	—	1.7	(0.4)
Income tax benefit	—	0.5	—	0.2	0.7
Net current period other comprehensive income (loss), net of income taxes	23.2	(1.7)	—	(0.2)	21.3
Noncontrolling interest	0.6	—	—	—	0.6
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	23.8	(1.7)	—	(0.2)	21.9
Balance at June 30, 2021	$(38.2)	$60.1	$—	$(2.1)	$19.8

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2020	$(18.0)	$63.4	$—	$(4.1)	$41.3
Other comprehensive (loss) income before reclassifications and income taxes	(21.2)	(0.1)	—	(0.7)	(22.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(4.3)	—	3.4	(0.9)
Income tax benefit (expense)	—	1.1	—	(0.7)	0.4
Net current period other comprehensive (loss) income, net of income taxes	(21.2)	(3.3)	—	2.0	(22.5)
Noncontrolling interest	1.0	—	—	—	1.0
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(20.2)	(3.3)	—	2.0	(21.5)
Balance at June 30, 2021	$(38.2)	$60.1	$—	$(2.1)	$19.8

Note 16 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2020	$(186.6)	$65.6	$(0.4)	$2.5	$(118.9)
Other comprehensive income (loss) before reclassifications and income taxes	24.5	—	0.7	(2.2)	23.0
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	—	(1.3)	(3.3)
Income tax benefit (expense)	—	0.5	(0.2)	0.9	1.2
Net current period other comprehensive income (loss), net of income taxes	24.5	(1.5)	0.5	(2.6)	20.9
Noncontrolling interest	(1.2)	—	—	—	(1.2)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	23.3	(1.5)	0.5	(2.6)	19.7
Balance at June 30, 2020	$(163.3)	$64.1	$0.1	$(0.1)	$(99.2)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$—	$(1.7)	$(50.1)
Other comprehensive (loss) income before reclassifications and income taxes	(54.3)	0.2	0.2	4.2	(49.7)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(4.0)	—	(1.9)	(5.9)
Income tax benefit (expense)	—	1.0	(0.1)	(0.7)	0.2
Net current period other comprehensive (loss) income, net of income taxes	(54.3)	(2.8)	0.1	1.6	(55.4)
Noncontrolling interest	6.3	—	—	—	6.3
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(48.0)	(2.8)	0.1	1.6	(49.1)
Balance at June 30, 2020	$(163.3)	$64.1	$0.1	$(0.1)	$(99.2)

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$305.5	$303.5	$2.0	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	52.0	—	52.0	—
Foreign currency forward contracts	0.9	—	0.9	—
Total Assets	$359.2	$304.3	$54.9	$—
Liabilities:
Foreign currency forward contracts	$3.4	$—	$3.4	$—
Total Liabilities	$3.4	$—	$3.4	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$320.3	$318.6	$1.7	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	37.6	—	37.6	—
Foreign currency forward contracts	1.1	—	1.1	—
Total Assets	$359.8	$319.4	$40.4	$—
Liabilities:
Foreign currency forward contracts	$8.1	$—	$8.1	$—
Total Liabilities	$8.1	$—	$8.1	$—
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

No other material assets were measured at fair value on a nonrecurring basis during the six months ended June 30, 2021 and 2020, respectively.

Note 17 - Fair Value (continued)

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,204.0 million and $1,220.7 million at June 30, 2021 and December 31, 2020, respectively. The carrying value of this debt was $1,095.7 million and $1,103.2 million at June 30, 2021 and December 31, 2020, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes"), as a hedge against its net investment in one of its European affiliates. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and six months ended June 30, 2021, respectively, was a loss of $0.7 million and a gain of $1.9 million to accumulated comprehensive loss with a corresponding offset to other (expense) income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of June 30, 2021 and December 31, 2020, the Company had $187.8 million and $173.2 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

Note 18 - Derivative Instruments and Hedging Activities (continued)

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of June 30, 2021 and December 31, 2020, the Company had $88.7 million and $86.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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

As of June 30, 2021 and December 31, 2020, the Company had $99.1 million and $86.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2021 and 2020, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2021	2020	2021	2020
Foreign currency forward contracts	Other income (expense), net	$(0.9)	$(3.7)	$(0.7)	$1.8

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

Overview:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net sales	$1,062.9	$803.5	$259.4	32.3%
Net income	107.2	61.8	45.4	73.5%
Net income (loss) attributable to noncontrolling interest	2.4	(0.1)	2.5	NM
Net income attributable to The Timken Company	$104.8	$61.9	$42.9	69.3%
Diluted earnings per share	$1.36	$0.82	$0.54	65.9%
Average number of shares – diluted	77,254,157	75,698,289	—	2.1%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net sales	$2,088.3	$1,726.9	$361.4	20.9%
Net income	223.2	145.8	77.4	53.1%
Net income attributable to noncontrolling interest	5.1	3.2	1.9	59.4%
Net income attributable to The Timken Company	$218.1	$142.6	$75.5	52.9%
Diluted earnings per share	$2.82	$1.88	$0.94	50.0%
Average number of shares – diluted	77,257,761	76,032,049	—	1.6%
The increase in net sales for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 was primarily driven by higher organic revenue across most market sectors, as well as the favorable impact of foreign currency exchange rate changes and the Aurora acquisition. The increase in net income for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 was primarily due to the impact of higher volume, favorable manufacturing performance and the favorable impact of foreign currency exchange rate changes, partially offset by higher selling, general and administrative ("SG&A") expenses, higher material and logistics costs and unfavorable mix. In addition, there was lower restructuring and pension remeasurement charges and the tax rate was favorable in 2021 compared to 2020.

The increase in net sales for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 was primarily driven by higher organic revenue across most market sectors, as well as the favorable impact of foreign currency exchange rate changes and the Aurora acquisition. The increase in net income for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 was primarily due to the impact of higher volume and related manufacturing performance and the favorable impact of foreign currency exchange rate changes, partially offset by higher material and logistics costs, unfavorable mix, and higher SG&A expenses. In addition, there was lower restructuring and pension remeasurement charges and the tax rate was favorable in 2021 compared to 2020.

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

The Company’s operations and financial results were adversely impacted during 2020 due to the COVID-19 pandemic. With vaccines now being administered around the world, conditions are improving. During the first half of 2021, the Company operated are near-normal levels. While Timken continued to experience some COVID-19 related supply chain disruptions and staffing issues, the Company was able to adequately serve customers and meet robust demand levels across most markets. The Company will continue to monitor, assess and seek to manage the uncertainty surrounding the COVID-19 pandemic. Timken’s outlook for 2021 assumes that COVID-19 conditions around the world will continue to improve as the year progresses.

The Company expects 2021 full-year revenue to be up approximately 19% compared to 2020, primarily due to higher organic revenue across both the Mobile Industries and Process Industries segments, as well as the favorable impact of foreign currency exchange rates, acquisitions and positive pricing. The Company's earnings are expected to be up significantly in 2021 compared with 2020, primarily due to the impact of higher volume and related manufacturing performance, the favorable impact of foreign currency exchange rate changes and lower restructuring expenses and a lower tax rate, partially offset by higher material and logistics costs, higher SG&A expenses and unfavorable mix.

The Company expects to generate cash from operating activities in the range of $450 million to $475 million in 2021, down from $577.6 million in 2020, as the impact of higher earnings is expected to be more than offset by the changes in working capital (i.e., a use of cash in 2021 versus a source of cash in 2020). The Company expects capital expenditures to be approximately $150 million (approximately 3.6% of sales) in 2021, compared with $122 million in 2020.

THE STATEMENT OF INCOME

Sales:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net Sales	$1,062.9	$803.5	$259.4	32.3%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net Sales	$2,088.3	$1,726.9	$361.4	20.9%
Net sales increased for the three months ended June 30, 2021 compared with the three months ended June 30, 2020. The increase was primarily due to higher organic revenue of $213 million, the favorable impact of foreign currency exchange rate changes of $39 million and the benefit of the Aurora acquisition of $8 million. The higher organic revenue was driven by higher demand across both the Mobile Industries and Process Industries segments, as most end markets were up year-over-year, with the distribution, off-highway and automotive sectors posting the largest increases.

Net sales increased for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. The increase was primarily due to higher organic revenue of $282 million, the favorable impact of foreign currency exchange rate changes of $64 million and the benefit of the Aurora acquisition of $16 million. The higher organic revenue was driven by higher demand across both the Mobile Industries and Process Industries segments, as most end markets were up year-over-year, with the off-highway, distribution, automotive and renewable energy sectors posting the largest increases.

Gross Profit:

	Three Months Ended June 30,
	2021	2020	$ Change	Change
Gross profit	$302.3	$230.3	$72.0	31.3%
Gross profit % to net sales	28.4%	28.7%		(30)	bps

	Six Months Ended June 30,
	2021	2020	$ Change	Change
Gross profit	$601.5	$509.2	$92.3	18.1%
Gross profit % to net sales	28.8%	29.5%		(70)	bps
Gross profit increased for the three months ended June 30, 2021 compared with the three months ended June 30, 2020, primarily due to the impact of higher volume of $87 million, the favorable impact of foreign currency exchange rate changes of $11 million, favorable manufacturing performance of $5 million and the favorable impact of acquisitions of $3 million. These increases were partially offset by higher materials and logistics costs of $27 million and unfavorable price/mix of $9 million.

Gross profit increased for the six months ended June 30, 2021 compared with the six months ended June 30, 2020, primarily due to the impact of higher volume of $115 million, the favorable impact of foreign currency exchange rate changes of $17 million, favorable manufacturing performance of $15 million and the favorable impact of acquisitions of $5 million. These increases were partially offset by higher materials and logistics costs of $39 million and unfavorable price/mix of $27 million.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2021	2020	$ Change	Change
Selling, general and administrative expenses	$149.0	$111.8	$37.2	33.3%
Selling, general and administrative expenses % to net sales	14.0%	13.9%		10	bps

	Six Months Ended June 30,
	2021	2020	$ Change	Change
Selling, general and administrative expenses	$293.5	$265.4	$28.1	10.6%
Selling, general and administrative expenses % to net sales	14.1%	15.4%		(130)	bps

SG&A expenses increased in the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020. The increase was primarily due to the favorable impact of 2020 cost reduction initiatives, including temporary salary reductions and work furloughs, that the Company implemented in the three and six months ended June 30, 2020 to reduce costs to combat the impact of the COVID-19 pandemic, which did not repeat in the current year. The increase was also due to the unfavorable impact of foreign currency exchange rate changes for the three and six months ended June 30, 2021.

Impairment and Restructuring:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Impairment charges	$1.1	$—	$1.1	NM
Severance and related benefit costs	0.1	3.2	(3.1)	(96.9)%
Exit costs	0.1	(0.1)	0.2	(200.0)%
Total	$1.3	$3.1	$(1.8)	(58.1)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Impairment charges	$4.5	$0.1	$4.4	NM
Severance and related benefit costs	0.6	5.9	(5.3)	(89.8)%
Exit costs	0.2	0.7	(0.5)	(71.4)%
Total	$5.3	$6.7	$(1.4)	(20.9)%
Impairment and restructuring charges of $1.3 million and $5.3 million during the three and six months ended June 30, 2021 were comprised primarily of impairment charges related to the planned closure of the Company's Villa Carcina, Italy facility, as well as severance and related benefits associated with the planned closure of the Company's Indianapolis, Indiana chain plant. These initiatives reduced headcount and right-sized the Company's manufacturing footprint. In addition, impairment and restructuring during the six months ended June 30, 2021 included impairment charges related to certain engineering-related assets used in the business, Management concluded no further investment would be made in the engineered-related assets and as a result, reduced the value to zero.

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

Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Other Income (Expense):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Non-service pension and other postretirement income (expense)	$1.4	$(5.3)	$6.7	(126.4)%
Other expense	(2.2)	(2.0)	(0.2)	10.0%
Total other expense	$(0.8)	$(7.3)	$6.5	(89.0)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Non-service pension and other postretirement income (expense)	$5.4	$(1.9)	$7.3	(384.2)%
Other (expense) income, net	(1.2)	2.1	(3.3)	(157.1)%
Total other income	$4.2	$0.2	$4.0	NM
Non-service pension and other postretirement income (expense) increased for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020. The increase was primarily due to lower actuarial losses due to remeasurement of pension plan assets and obligations in the three and six months ended June 30, 2021. The remeasurement was triggered by lump sum payments to new retirees exceeding annual service and interest costs for three of the Company's U.S. defined benefit pension plans. As a result of the remeasurements, the Company recognized net actuarial losses of $3.5 million and $4.4 million during the three and six months ended June 30, 2021, respectively. Actuarial losses of $8.8 million were realized in the second quarter of 2020 due to the remeasurement of pension plan assets and obligations for one of the Company's U.S. defined benefit pension plans. The remeasurement was required in the second quarter of 2020 as a result of lump sum payments to new retirees in 2020 that are expected to exceed annual service and interest costs. The remaining increase was due to lower interest costs for the Company's defined benefit pension plans. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Other (expense) income, net decreased for the six months ended June 30, 2021 compared with the six months ended June 30, 2020, primarily due to lower insurance recoveries. In addition, there were foreign currency exchange losses recognized in the six months ended June 30, 2021, compared to foreign currency exchange gains in the six months ended June 30, 2020.

Income Tax Expense:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Provision for income taxes	$29.4	$28.0	$1.4	5.0%
Effective tax rate	21.5%	31.2%		(970)	bps

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Provision for income taxes	$54.7	$57.6	$(2.9)	(5.0)%
Effective tax rate	19.7%	28.3%		(860)	bps

Income tax expense increased $1.4 million for the three months ended June 30, 2021 compared with the three months ended June 30, 2020, primarily due to higher earnings. The impact was partially offset by discrete benefits on tax rate changes in foreign jurisdictions and a more favorable mix of earnings in lower tax rate jurisdictions, including the United States. Income taxes in the United States were favorably impacted by permanent book-tax differences, including the new elective GILTI high tax exemption rules.

Income tax expense decreased $2.9 million for the six months ended June 30, 2021 compared with the six months ended June 30, 2020, primarily due to the release of accruals for uncertain tax positions from the settlement of the 2017 and 2018 U.S. federal tax years and a more favorable mix of earnings in lower tax rate jurisdictions, including the United States. Income taxes in the United States were favorably impacted by permanent book-tax differences, including the tax impact from stock-based compensation awards and the new elective GILTI high tax exemption rules. This impact was partially offset by increased income taxes due to higher pre-tax earnings.

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

The following item highlights the Company's only acquisition completed in 2020:
•The Company acquired Aurora during the fourth quarter of 2020. Results for Aurora are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.

Mobile Industries Segment:

	Three Months Ended June 30,
	2021	2020	$ Change	Change
Net sales	$494.2	$342.6	$151.6	44.2%
EBITDA	$67.3	$38.8	$28.5	73.5%
EBITDA margin	13.6%	11.3%		230	bps

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net sales	$494.2	$342.6	$151.6	44.2%
Less: Acquisitions	4.6	—	4.6	NM
Currency	12.5	—	12.5	NM
Net sales, excluding the impact of acquisitions and currency	$477.1	$342.6	$134.5	39.3%

	Six Months Ended June 30,
	2021	2020	$ Change	Change
Net sales	$998.7	$809.3	$189.4	23.4%
EBITDA	$146.9	$113.9	$33.0	29.0%
EBITDA margin	14.7%	14.1%	$—	60	bps

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net sales	$998.7	$809.3	$189.4	23.4%
Less: Acquisitions	8.8	—	8.8	NM
Currency	21.8	—	21.8	NM
Net sales, excluding the impact of acquisitions and currency	$968.1	$809.3	$158.8	19.6%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $134.5 million or 39.3% in the three months ended June 30, 2021 compared with the three months ended June 30, 2020, reflecting organic growth in the off-highway, automotive, heavy truck and rail sectors. These increases were partially offset by lower shipments in the aerospace sector. EBITDA increased by $28.5 million or 73.5% in the three months ended June 30, 2021 compared with the three months ended June 30, 2020, primarily due to the impact of higher volume, favorable manufacturing performance and the favorable impact of foreign currency exchange rate changes, partially offset by higher material and logistics costs, higher SG&A expenses and unfavorable mix.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $158.8 million or 19.6% in the six months ended June 30, 2021 compared with the six months ended June 30, 2020, reflecting organic growth in the off-highway, automotive and heavy truck sectors. These increases were partially offset by lower shipments in the rail and aerospace sector. EBITDA increased by $33.0 million or 29.0% in the six months ended June 30, 2021 compared with the six months ended June 30, 2020, primarily due to the impact of higher volume, favorable manufacturing performance and the favorable impact of foreign currency exchange rate changes, partially offset by higher material and logistics costs and unfavorable mix.

Process Industries Segment:

	Three Months Ended June 30,
	2021	2020	$ Change	Change
Net sales	$568.7	$460.9	$107.8	23.4%
EBITDA	$141.2	$126.3	$14.9	11.8%
EBITDA margin	24.8%	27.4%		(260)	bps

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net sales	$568.7	$460.9	$107.8	23.4%
Less: Acquisitions	3.5	—	3.5	NM
Currency	26.1	—	26.1	NM
Net sales, excluding the impact of acquisitions and currency	$539.1	$460.9	$78.2	17.0%

	Six Months Ended June 30,
	2021	2020	$ Change	Change
Net sales	$1,089.6	$917.6	$172.0	18.7%
EBITDA	$272.2	$233.8	$38.4	16.4%
EBITDA margin	25.0%	25.5%		(50)	bps

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net sales	$1,089.6	$917.6	$172.0	18.7%
Less: Acquisitions	7.2	—	7.2	NM
Currency	42.0	—	42.0	NM
Net sales, excluding the impact of acquisitions and currency	$1,040.4	$917.6	$122.8	13.4%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $78.2 million or 17.0% in the three months ended June 30, 2021 compared with the three months ended June 30, 2020. The increase was primarily driven by increased demand in the distribution, renewable energy, general industrial, marine and heavy industries sectors. These increases were partially offset by lower services revenue. EBITDA increased $14.9 million or 11.8% in the three months ended June 30, 2021 compared with the three months ended June 30, 2020 primarily due to higher volume and the favorable impact of foreign currency exchange rate changes, partially offset by higher SG&A expenses and higher material and logistics costs.

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $122.8 million or 13.4% in the six months ended June 30, 2021 compared with the six months ended June 30, 2020. The increase was primarily driven by increased demand in the distribution, renewable energy and general industrial sectors, partially offset by lower marine and services revenue. EBITDA increased $38.4 million or 16.4% in the six months ended June 30, 2021 compared with the six months ended June 30, 2020 primarily due to higher volume, the favorable impact of foreign currency exchange rate changes and favorable manufacturing performance, partially offset by higher material and logistics costs, unfavorable mix and higher SG&A expenses.

Unallocated Corporate:

	Three Months Ended June 30,
	2021	2020	$ Change	Change
Unallocated corporate expense	$(11.6)	$(6.5)	$(5.1)	78.5%
Unallocated corporate expense % to net sales	(1.1)%	(0.8)%		(30)	bps

	Six Months Ended June 30,
	2021	2020	$ Change	Change
Unallocated corporate expense	$(23.2)	$(17.6)	$(5.6)	31.8%
Unallocated corporate expense % to net sales	(1.1)%	(1.0)%		(10)	bps
Unallocated corporate expense increased in the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020, primarily due to the favorable impact of COVID-19 related temporary cost reduction initiatives in 2020, which did not repeat in 2021.

CASH FLOW

	Six Months Ended June 30,
	2021	2020	$ Change
Net cash provided by operating activities	$178.8	$303.6	$(124.8)
Net cash used in investing activities	(73.9)	(64.7)	(9.2)
Net cash used in financing activities	(118.9)	(31.3)	(87.6)
Effect of exchange rate changes on cash	(0.8)	(7.7)	6.9
(Decrease) increase in cash, cash equivalents and restricted cash	$(14.8)	$199.9	$(214.7)

Operating Activities:
The decrease in net cash provided by operating activities for the first six months of 2021 compared with the first six months of 2020 was primarily due to an increase in cash used for working capital items of $137.1 million, a reduction in the benefit of income taxes on cash of $31.2 million, an increase in pension and other postretirement benefit contributions and payments of $6.4 million and a decrease in other items. The decrease was partially offset by higher net income of $77.4 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the six months of 2021 and 2020, respectively:

	Six Months Ended June 30,
	2021	2020	$ Change
Cash (Used) Provided:
Accounts receivable	$(125.8)	$(8.4)	$(117.4)
Unbilled receivables	10.4	3.0	7.4
Inventories	(81.4)	41.3	(122.7)
Trade accounts payable	41.2	(28.9)	70.1
Other accrued expenses	30.8	5.3	25.5
Cash (used in) provided by working capital items	$(124.8)	$12.3	$(137.1)

The following table displays the impact of income taxes on cash during the six months of 2021 and 2020, respectively:

	Six Months Ended June 30,
	2021	2020	$ Change
Accrued income tax expense	$54.7	$57.6	$(2.9)
Income tax payments	(53.1)	(32.5)	(20.6)
Other miscellaneous items	(9.0)	(1.3)	(7.7)
Cash (expense) benefit from income taxes	$(7.4)	$23.8	$(31.2)

Investing Activities:
The increase in net cash used in investing activities for the first six months of 2021 compared with the first six months of 2020 was primarily due to an increase in cash used for investments in short-term marketable securities of $12.2 million and an increase in capital expenditures of $4.0 million, partially offset by a decrease in cash used for acquisitions of $6.8 million.
Financing Activities:
The change in net cash used in financing activities increased for the first six months of 2021 compared with the first six months of 2020 was primarily due to a decrease in net borrowings of $107.2 million. This change was partially offset by a decrease in the purchase of treasury shares of $16.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2021	December 31, 2020
Short-term debt	$76.0	$119.8
Current portion of long-term debt	11.1	10.9
Long-term debt	1,424.3	1,433.9
Total debt	$1,511.4	$1,564.6
Less: Cash and cash equivalents	305.5	320.3
Net debt	$1,205.9	$1,244.3

Ratio of Net Debt to Capital:

	June 30, 2021	December 31, 2020
Net debt	$1,205.9	$1,244.3
Total equity	2,367.3	2,225.2
Net debt plus total equity (capital)	$3,573.2	$3,469.5
Ratio of net debt to capital	33.7%	35.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At June 30, 2021, the Company had strong liquidity with $305.5 million of cash and cash equivalents on the Consolidated Balance Sheet. $267.4 million of its $305.5 million of cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At June 30, 2021, the Senior Credit Facility had outstanding borrowings of $9.4 million, which reduced the availability to $640.6 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of June 30, 2021, the Company's consolidated leverage ratio was 1.68 to 1.0 (based on the net debt construct described further below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of June 30, 2021, the Company's consolidated interest coverage ratio was 12.08 to 1.0.

On May 27, 2020, both the Senior Credit Facility and the 2023 Term Loan were amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio.  As amended, the consolidated leverage ratio under both the Senior Credit Facility and the 2023 Term Loan was calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation was effective through June 30, 2021. In the third quarter of 2021, the calculation of the consolidated leverage ratio under the Senior Credit Facility and the 2023 Term Loan will revert back to a total debt construct.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 1.46% and the average rate on outstanding Euro borrowings was 1.48% as of June 30, 2021. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of June 30, 2021, the Company carried investment-grade credit ratings with Moody's (Baa3), S&P Global (BBB-), and Fitch (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at June 30, 2021. As of June 30, 2021, the Company had no outstanding borrowings under the Accounts Receivable Facility. The Company currently intends to renew or replace the Accounts Receivable Facility prior to its maturity.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $286.1 million. At June 30, 2021, the Company had borrowings outstanding of $76.0 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to approximately $209.6 million.

At June 30, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants.

The Company expects to generate cash from operating activities in the range of $450 million to $475 million in 2021, down from $577.6 million in 2020, as the impact of higher earnings is expected to be more than offset by the changes in working capital (i.e., a use of cash in 2021 versus a source of cash in 2020). The Company expects capital expenditures to be approximately $150 million (approximately 3.6% of sales) in 2021, compared with $122 million in 2020.

Financing Obligations and Other Commitments:
During the first six months of 2021, the Company made cash contributions and payments of $13.1 million to its global defined benefit pension plans and $1.9 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $15 million in 2021. The Company expects to make payments of approximately $6 million to its other postretirement benefit plans in 2021. Excluding mark-to-market charges, the Company expects lower pension and other postretirement benefits expense in 2021.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2020, during the six months ended June 30, 2021.

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

For the six months ended June 30, 2021, the Company recorded negative foreign currency translation adjustments of $20.2 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $48.0 million that decreased shareholders' equity for the six months ended June 30, 2020. The foreign currency translation adjustments for the six months ended June 30, 2021 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended June 30, 2021 totaled $3.5 million of net losses, compared with $0.6 million of net gains during the three months ended June 30, 2020. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the six months ended June 30, 2021 totaled $5.6 million of net losses, compared with $0.7 million of net gains during the six months ended June 30, 2020.

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

Adjusted Net Income and Adjusted EBITDA:
Adjusted net income and adjusted earnings per share represent net income attributable to The Timken Company and diluted earnings per share, respectively, adjusted for impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries, actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, the income tax impact of these adjustments, as well as other income tax discrete items, and other items from time to time that are not part of the Company's core operations. Management believes adjusted net income and adjusted earnings per share are useful to investors as they are representative of the Company's core operations and are used in the management of the business, including decisions concerning the allocation of resources and assessment of performance.

Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted for items that are not part of the Company's core operations. These items include impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries, actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, and other items from time to time that are not part of the Company's core operations. Management believes adjusted EBITDA is useful to investors as it is representative of the Company's core operations and is used in the management of the business, including decisions concerning the allocation of resources and assessment of performance.

Reconciliation of net income to net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$1,062.9	$803.5	$2,088.3	$1,726.9
Net Income Attributable to The Timken Company	104.8	61.9	218.1	142.6
Impairment, restructuring and reorganization charges (1)	2.2	5.8	7.4	11.6
Corporate pension and other postretirement benefit related expense (2)	3.5	8.8	4.4	8.8
Acquisition-related charges (3)	1.4	0.9	1.2	4.2
Acquisition-related gain (3)	—	—	(0.6)	—
Property (recoveries) losses and related expenses (4)	—	0.1	—	(2.1)
Noncontrolling interest of above adjustments	—	—	0.2	—
Provision for income taxes (5)	(5.8)	(0.5)	(17.9)	(3.4)
Adjusted Net Income	$106.1	$77.0	$212.8	$161.7
Net income (loss) attributable to noncontrolling interest	2.4	(0.1)	5.1	3.2
Provision for income taxes (as reported)	29.4	28.0	54.7	57.6
Interest expense	15.3	18.9	30.2	36.0
Interest income	(0.7)	(0.6)	(1.2)	(2.1)
Depreciation and amortization expense (6)	42.0	40.5	84.7	81.4
Less: Noncontrolling interest	—	—	0.2	—
Less: Provision for income taxes (5)	(5.8)	(0.5)	(17.9)	(3.4)
Adjusted EBITDA	$200.3	$164.2	$404.0	$341.2
Adjusted EBITDA Margin (% of net sales)	18.8%	20.4%	19.3%	19.8%

Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted earnings per share (EPS)	$1.36	$0.82	$2.82	$1.88
Adjusted EPS	$1.37	$1.02	$2.75	$2.13
Diluted Shares	77,254,157	75,698,289	77,257,761	76,032,049

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended June 30, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$494.2	$568.7	$—	$1,062.9
EBITDA	67.3	141.2	(15.1)	193.4
Impairment, restructuring and reorganization charges (1)	1.2	0.8	—	2.0
Corporate pension and other postretirement benefit related expense (2)	—	—	3.5	3.5
Acquisition-related charges (3)	0.2	0.2	1.0	1.4
Adjusted EBITDA	$68.7	$142.2	$(10.6)	$200.3
Adjusted EBITDA Margin (% of net sales)	13.9%	25.0%	—%	18.8%

	Six Months Ended June 30, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$998.7	$1,089.6	$—	$2,088.3
EBITDA	146.9	272.2	(27.0)	392.1
Impairment, restructuring and reorganization charges (1)	1.5	5.4	—	6.9
Corporate pension and other postretirement benefit related expense (2)	—	—	4.4	4.4
Acquisition-related charges (3)	0.4	0.3	0.5	1.2
Acquisition-related gain (3)	—	—	(0.6)	(0.6)
Adjusted EBITDA	$148.8	$277.9	$(22.7)	$404.0
Adjusted EBITDA Margin (% of net sales)	14.9%	25.5%	—%	19.3%

	Three Months Ended June 30, 2020
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$342.6	$460.9	$—	$803.5
EBITDA	38.8	126.3	(15.3)	149.8
Impairment, restructuring and reorganization charges (1)	2.4	2.2	—	4.6
Corporate pension and other postretirement benefit related expense (2)	—	—	8.8	8.8
Acquisition-related charges (3)	0.7	0.3	(0.1)	0.9
Property (recoveries) losses and related expenses (4)	0.1	—	—	0.1
Adjusted EBITDA	$42.0	$128.8	$(6.6)	$164.2
Adjusted EBITDA Margin (% of net sales)	12.3%	27.9%	NM	20.4%

	Six Months Ended June 30, 2020
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$809.3	$917.6	$—	$1,726.9
EBITDA	113.9	233.8	(26.4)	321.3
Impairment, restructuring and reorganization charges (1)	3.6	5.3	0.1	9.0
Corporate pension and other postretirement benefit related expense (2)	—	—	8.8	8.8
Acquisition-related charges (3)	2.6	1.2	0.4	4.2
Property (recoveries) losses and related expenses (4)	(2.1)	—	—	(2.1)
Adjusted EBITDA	$118.0	$240.3	$(17.1)	$341.2
Adjusted EBITDA Margin (% of net sales)	14.6%	26.2%	NM	19.8%
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; and (iii) severance related to cost reduction initiatives. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
(2) Corporate pension and other postretirement benefit related expense represents actuarial (gains) and losses that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial (gains) and losses in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans for additional discussion.
(3) Acquisition-related charges represent measurement period adjustments to the bargain purchase gain on the acquisition of the assets of Aurora that closed on November 30, 2020 and deal-related expenses associated with completed and potential transactions, as well as any resulting inventory step-up impact.

(4) Represents property loss and related expenses during the periods presented (net of insurance recoveries received in 2020) resulting from property loss that occurred during the first quarter of 2019 at one of the Company's warehouses in Knoxville, Tennessee and during the third quarter of 2019 at one of the Company's warehouses in Yantai, China.
(5) Provision for income taxes includes the net tax impact on pre-tax adjustments (listed above), the impact of discrete tax items recorded during the respective periods as well as other adjustments to reflect the use of one overall effective tax rate on adjusted pre-tax income in interim periods.
(6) Depreciation and amortization shown excludes depreciation recognized in reorganization charges, if any.

Free Cash Flow:
Free cash flow represents net cash provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.

Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$147.1	$247.4	$178.8	$303.6
Capital expenditures	(31.1)	(24.7)	(60.5)	(56.5)
Free cash flow	$116.0	$222.7	$118.3	$247.1

Ratio of Net Debt to Adjusted EBITDA:

The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended June 30, 2021 and December 31, 2020 was $369.8 million and $292.4 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 1.7 at June 30, 2021, compared with 1.9 at December 31, 2020.

Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	June 30, 2021	December 31, 2020
Net income	$369.8	$292.4
Provision for income taxes	101.0	103.9
Interest expense	61.8	67.6
Interest income	(2.8)	(3.7)
Depreciation and amortization	168.3	167.1
Consolidated EBITDA	698.1	627.3
Adjustments:
Impairment, restructuring and reorganization charges (1)	$23.8	$25.9
Corporate pension and other postretirement benefit related expense (2)	14.1	18.5
Acquisition-related charges (3)	0.7	3.7
Acquisition-related gain (4)	(11.7)	(11.1)
Gain on sale of real estate	(0.4)	(0.4)
Property losses (recoveries) and related expenses (5)	(3.4)	(5.5)
Tax indemnification and related items	0.5	0.5
Total Adjustments	23.6	31.6
Adjusted EBITDA	$721.7	$658.9
Net Debt	$1,205.9	$1,244.3
Ratio of Net Debt to Adjusted EBITDA	1.7	1.9

(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants and (iii) severance related to cost reduction initiatives. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges.  However, management believes these actions are not representative of the Company’s core operations.
(2) Corporate pension and other postretirement benefit related expense represents actuarial (gains) and losses that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial (gains) and losses in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement.

(3) Acquisition-related charges represent deal-related expenses associated with completed and potential transactions, as well as any resulting inventory step-up impact.

(4) The acquisition-related gain represents a bargain purchase gain on the acquisition of the assets of Aurora that closed on November 30, 2020.

(5) Represents property loss and related expenses during the periods presented (net of insurance recoveries received in 2020) resulting from property loss that occurred during the first quarter of 2019 at one of the Company's warehouses in Knoxville, Tennessee and during the third quarter of 2019 at one of the Company's warehouses in Yantai, China.

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
•the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, disruptions to the Company's supply chain, logistical issues associated with port closures or congestion, delays or increased costs, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the effects of distributor inventory corrections reflecting de-stocking of the supply chain and whether conditions of fair trade continue in the Company's markets;
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
•the success of the Company’s operating plans, announced programs, initiatives and capital investments; the ability to integrate acquired companies and to address material issues not uncovered during the Company's due diligence review; and the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings, realization of synergies and expected cash flow generation;
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

(b)Changes in Internal Control Over Financial Reporting

During the Company’s fiscal quarter ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/2021 - 4/30/2021	2,552	$85.36	—	9,950,000
5/1/2021 - 5/31/2021	61,126	88.09	—	9,950,000
6/1/2021 - 6/30/2021	638	86.35	—	9,950,000
Total	64,316	$87.96	—
(1)Of the shares purchased in April, May, and June, 2,552, 61,126, and 638, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2021 filed on August 2, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: August 2, 2021	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2021	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)