Form 10-Q
period 2021-09-30
TIMKEN CO
filed 2021-11-01
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Shares, without par value	75,859,536 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions, except per share data)
Net sales	$1,037.3	$894.6	$3,125.6	$2,621.5
Cost of products sold	769.4	630.9	2,256.2	1,848.6
Gross Profit	267.9	263.7	869.4	772.9
Selling, general and administrative expenses	140.7	132.7	434.2	398.1
Impairment and restructuring charges	2.9	12.0	8.2	18.7
Operating Income	124.3	119.0	427.0	356.1
Interest expense	(14.8)	(16.3)	(45.0)	(52.3)
Interest income	0.5	0.9	1.7	3.0
Non-service pension and other postretirement income	0.5	15.3	5.9	13.4
Other income (expense), net	1.5	(1.0)	0.3	1.1
Income Before Income Taxes	112.0	117.9	389.9	321.3
Provision for income taxes	20.4	26.6	75.1	84.2
Net Income	91.6	91.3	314.8	237.1
Less: Net income attributable to noncontrolling interest	3.5	2.5	8.6	5.7
Net Income Attributable to The Timken Company	$88.1	$88.8	$306.2	$231.4

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.16	$1.18	$4.03	$3.07

Diluted earnings per share	$1.14	$1.16	$3.97	$3.04
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Net Income	$91.6	$91.3	$314.8	$237.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(32.9)	63.5	(54.1)	9.2
Pension and postretirement liability adjustments	(1.5)	(1.2)	(4.8)	(4.0)
Change in fair value of marketable securities	—	(0.1)	—	—
Change in fair value of derivative financial instruments	2.5	(1.8)	4.5	(0.2)
Other comprehensive (loss) income, net of tax	(31.9)	60.4	(54.4)	5.0
Comprehensive Income, net of tax	59.7	151.7	260.4	242.1
Less: comprehensive income (loss) attributable to noncontrolling interest	3.7	3.0	7.8	(0.1)
Comprehensive Income Attributable to The Timken Company	$56.0	$148.7	$252.6	$242.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$261.8	$320.3
Restricted cash	0.8	0.8
Accounts receivable, less allowances (2021 – $17.5 million; 2020 – $16.5 million)	700.2	581.1
Unbilled receivables	85.7	110.9
Inventories, net	974.1	841.3
Deferred charges and prepaid expenses	31.0	39.9
Other current assets	141.8	106.0
Total Current Assets	2,195.4	2,000.3
Property, Plant and Equipment, net	1,035.3	1,035.6
Other Assets
Goodwill	1,029.4	1,047.6
Other intangible assets	685.0	741.4
Operating lease assets	109.8	118.2
Non-current pension assets	4.0	2.0
Deferred income taxes	66.9	77.0
Other non-current assets	19.8	19.5
Total Other Assets	1,914.9	2,005.7
Total Assets	$5,145.6	$5,041.6
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$27.9	$119.8
Current portion of long-term debt	11.1	10.9
Short-term operating lease liabilities	25.7	27.2
Accounts payable, trade	406.2	351.4
Salaries, wages and benefits	134.9	135.7
Income taxes payable	25.6	16.1
Other current liabilities	214.6	186.9
Total Current Liabilities	846.0	848.0
Non-Current Liabilities
Long-term debt	1,417.0	1,433.9
Accrued pension benefits	162.2	163.0
Accrued postretirement benefits	50.6	41.3
Long-term operating lease liabilities	68.5	75.5
Deferred income taxes	130.6	148.7
Other non-current liabilities	94.3	106.0
Total Non-Current Liabilities	1,923.2	1,968.4
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2021 – 77,070,597 shares; 2020 – 75,834,668 shares)
Stated capital	40.7	40.7
Other paid-in capital	781.7	740.7
Retained earnings	1,576.2	1,339.5
Accumulated other comprehensive (loss) income	(12.3)	41.3
Treasury shares at cost (2021 – 1,211,061 shares; 2020 – 158,836 shares)	(89.4)	(9.3)
Total Shareholders’ Equity	2,296.9	2,152.9
Noncontrolling Interest	79.5	72.3
Total Equity	2,376.4	2,225.2
Total Liabilities and Equity	$5,145.6	$5,041.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$314.8	$237.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.5	125.2
Impairment charges	4.5	0.1
Loss on sale of assets	1.0	1.7
Acquisition-related gain	(0.9)	—
Deferred income tax benefit	(6.4)	(6.7)
Stock-based compensation expense	15.6	19.2
Pension and other postretirement benefit expense (income)	2.9	(3.9)
Pension and other postretirement benefit contributions and payments	(18.2)	(12.9)
Changes in operating assets and liabilities:
Accounts receivable	(127.5)	(27.6)
Unbilled receivables	25.1	(11.9)
Inventories	(144.2)	47.9
Accounts payable, trade	60.5	2.8
Other accrued expenses	50.2	49.4
Income taxes	(0.3)	12.4
Other, net	(19.0)	24.4
Net Cash Provided by Operating Activities	284.6	457.2
Investing Activities
Capital expenditures	(103.6)	(85.7)
Acquisitions, net of cash received	(7.2)	(6.7)
Investments in short-term marketable securities, net	(5.4)	(10.4)
Other, net	0.3	1.4
Net Cash Used in Investing Activities	(115.9)	(101.4)
Financing Activities
Cash dividends paid to shareholders	(69.5)	(65.0)
Purchase of treasury shares	(56.6)	(42.3)
Proceeds from exercise of stock options	25.4	18.2
Payments related to tax withholding for stock-based compensation	(23.5)	(12.0)
Borrowings on accounts receivable facility	186.1	10.0
Payments on accounts receivable facility	(244.1)	(110.0)
Proceeds from long-term debt	215.0	550.0
Payments on long-term debt	(224.4)	(635.2)
Deferred financing costs	—	(1.6)
Short-term debt activity, net	(30.3)	46.0
Noncontrolling interest dividends paid	(0.5)	(15.8)
Net Cash Used in Financing Activities	(222.4)	(257.7)
Effect of exchange rate changes on cash	(4.8)	(0.3)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(58.5)	97.8
Cash, cash equivalents and restricted cash at beginning of year	321.1	216.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$262.6	$314.0
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

Note 3 - Acquisitions
On August 20, 2021, the Company completed the acquisition of the assets of Intelligent Machine Solutions ("iMS"), a manufacturer of industrial robotics and automation solutions, with annual sales of approximately $6.0 million. iMS is headquartered in Norton Shores, Michigan. The purchase price due at closing for this acquisition was $7.4 million, subject to customary post-closing adjustments. In addition, the seller has the opportunity to earn $3.0 million of contingent performance-based consideration between January 1, 2022 and June 30, 2024. This additional component will be accounted for as compensation expense over that period because the payment is contingent in part upon the continued employment of a former executive of the seller. Based on markets and customers served, results for iMS are primarily reported in the Process Industries segment.

The following table presents the purchase price allocation at fair value for the iMS acquisition:

Initial Purchase Price Allocation
Total assets acquired	$9.9
Total liabilities assumed	2.5
Net assets acquired	$7.4
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

The amounts in the table above represent the preliminary purchase price allocation for iMS. This purchase price allocation is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained. As of September 30, 2021, no elements of the purchase price allocation have been finalized. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The above purchase price allocation is subject to change as additional information concerning final asset and liability valuations is obtained.

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

Note 3 - Acquisitions (continued)
The following table presents the purchase price allocation at fair value, net of cash acquired, for the Aurora acquisition as of September 30, 2021:

	Initial Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Assets:
Accounts receivable	$2.7	$—	$2.7
Inventories	16.4	0.4	16.8
Other current assets	0.1	—	0.1
Property, plant and equipment	10.9	—	10.9
Total assets acquired	$30.1	$0.4	$30.5
Liabilities:
Accounts payable, trade	$0.8	$—	$0.8
Other current liabilities	0.9	(0.4)	0.5
Total liabilities assumed	1.7	(0.4)	1.3
Net assets acquired	$28.4	$0.8	$29.2
As a result of applying the accounting rules on business combinations, the Company recognized a bargain purchase gain of $12.0 million on the acquisition of Aurora. The Company recognized $0.9 million of the bargain purchase price gain during the first nine months of 2021 primarily due to the net working capital adjustment. The Company believes it was able to negotiate a bargain purchase price for the business due to some historic operational performance challenges, as well as the seller's desire to exit the business in an expedited manner in an exclusive process with the Company.

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Mobile	Process	Total	Mobile	Process	Total
United States	$235.3	$194.2	$429.5	$220.7	$163.2	$383.9
Americas, excluding the United States	54.9	47.4	102.3	45.1	36.0	81.1
Europe / Middle East / Africa	118.2	137.5	255.7	92.7	114.3	207.0
China	27.7	125.9	153.6	27.6	117.8	145.4
Asia-Pacific, excluding China	51.2	45.0	96.2	42.5	34.7	77.2
Net sales	$487.3	$550.0	$1,037.3	$428.6	$466.0	$894.6

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Mobile	Process	Total	Mobile	Process	Total
United States	$715.6	$582.0	$1,297.6	$645.5	$529.5	$1,175.0
Americas, excluding the United States	156.0	139.7	295.7	120.7	100.3	221.0
Europe / Middle East / Africa	369.6	401.9	771.5	280.2	342.8	623.0
China	94.3	388.6	482.9	75.8	320.8	396.6
Asia-Pacific, excluding China	150.5	127.4	277.9	115.7	90.2	205.9
Net sales	$1,486.0	$1,639.6	$3,125.6	$1,237.9	$1,383.6	$2,621.5
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
Revenue by sales channel	September 30, 2021	September 30, 2020
Original equipment manufacturers	61%	60%
Distribution/end users	39%	40%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the nine months ended September 30, 2021 and September 30, 2020, approximately 8% and 12%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% and 5% of total net sales represented service revenue during each of the nine months ended September 30, 2021 and September 30, 2020, respectively. Finally, the United States ("U.S.") government or its contractors represented approximately 7% and 9% of total net sales during the nine months ended September 30, 2021 and September 30, 2020, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $417.8 million at September 30, 2021.

Note 4 - Revenue (continued)
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning balance, January 1	$110.9	$129.2
Additional unbilled revenue recognized	287.6	393.6
Less: amounts billed to customers	(312.8)	(411.9)
Ending balance	$85.7	$110.9
There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Note 5 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Mobile Industries	$487.3	$428.6	$1,486.0	$1,237.9
Process Industries	550.0	466.0	1,639.6	1,383.6
Net sales	$1,037.3	$894.6	$3,125.6	$2,621.5
Segment EBITDA:
Mobile Industries	$53.2	$64.0	$200.1	$177.9
Process Industries	129.7	109.2	401.9	343.0
Total EBITDA, for reportable segments	$182.9	$173.2	$602.0	$520.9
Unallocated corporate expense	(11.7)	(10.6)	(34.9)	(28.2)
Corporate pension and other postretirement benefit related (expense) income (1)	(3.9)	11.9	(8.3)	3.1
Acquisition-related gain (2)	0.3	—	0.9	—
Depreciation and amortization	(41.3)	(41.2)	(126.5)	(125.2)
Interest expense	(14.8)	(16.3)	(45.0)	(52.3)
Interest income	0.5	0.9	1.7	3.0
Income before income taxes	$112.0	$117.9	$389.9	$321.3
(1) Corporate pension and other postretirement benefit related (expense) income represents actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions or experience.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for income taxes	$20.4	$26.6	$75.1	$84.2
Effective tax rate	18.2%	22.6%	19.3%	26.2%
Income tax expense for the three and nine months ended September 30, 2021 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the release of accruals for uncertain tax positions related to the settlement of the 2017 and 2018 U.S. federal tax years and adjustments in other foreign jurisdictions, and favorable U.S. permanent book-tax differences. These items were partially offset by the unfavorable impact of earnings in foreign jurisdictions with higher tax rates.

The effective tax rate of 18.2% for the three months ended September 30, 2021 was lower than the rate for the three months ended September 30, 2020 primarily due to the release of accruals for uncertain tax positions and favorable U.S. permanent book-tax differences, including the new elective Global Intangible Low Tax Income ("GILTI") high tax exemption rules. These impacts were partially offset by a greater percentage of earnings in higher tax rate jurisdictions.

The effective tax rate of 19.3% for the nine months ended September 30, 2021 was lower than the rate for the nine months ended September 30, 2020 primarily due to the release of accruals for uncertain tax positions and favorable U.S. permanent book-tax differences, including the tax impact from stock-based compensation awards and the new elective GILTI high tax exemption rules. These impacts were partially offset by a greater percentage of earnings in higher tax rate jurisdictions.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to The Timken Company	$88.1	$88.8	$306.2	$231.4
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$88.1	$88.8	$306.2	$231.4
Denominator:
Weighted average number of shares outstanding - basic	76,068,582	75,223,462	75,980,355	75,288,567
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	955,391	1,062,674	1,177,259	843,353
Weighted average number of shares outstanding assuming dilution of stock options and awards	77,023,973	76,286,136	77,157,614	76,131,920
Basic earnings per share	$1.16	$1.18	$4.03	$3.07
Diluted earnings per share	$1.14	$1.16	$3.97	$3.04
The dilutive effect of stock options and awards includes all outstanding stock options and awards except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. The antidilutive stock options outstanding during the three months ended September 30, 2021 and 2020 were zero. The antidilutive stock options outstanding during the nine months ended September 30, 2021 and 2020 were zero and 902,169, respectively.
Note 8 - Inventories
The components of inventories at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Manufacturing supplies	$36.7	$34.8
Raw materials	123.1	99.5
Work in process	383.6	320.3
Finished products	491.9	441.2
Subtotal	1,035.3	895.8
Allowance for obsolete and surplus inventory	(61.2)	(54.5)
Total Inventories, net	$974.1	$841.3
Inventories are valued at net realizable value, with approximately 60% valued on the first-in, first-out ("FIFO") method and the remaining 40% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at September 30, 2021 and December 31, 2020 was $191.0 million and $172.1 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$384.6	$663.0	$1,047.6
Acquisitions	—	5.8	5.8
Foreign currency translation adjustments and other changes	(10.9)	(13.1)	(24.0)
Ending balance	$373.7	$655.7	$1,029.4
The acquisition of iMS added $5.8 million of goodwill. The goodwill for iMS is expected to be 100% tax deductible.
The following table displays intangible assets as of September 30, 2021 and December 31, 2020:

	Balance at September 30, 2021			Balance at December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$521.2	$(183.2)	$338.0	$532.2	$(161.9)	$370.3
Technology and know-how	272.3	(83.0)	189.3	277.2	(72.0)	205.2
Trade names	14.3	(9.4)	4.9	14.2	(8.8)	5.4
Capitalized software	278.5	(259.6)	18.9	276.4	(254.6)	21.8
Other	4.8	(3.9)	0.9	4.7	(3.7)	1.0
	$1,091.1	$(539.1)	$552.0	$1,104.7	$(501.0)	$603.7
Intangible assets not subject to amortization:
Trade names	$124.3		$124.3	$129.0		$129.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$133.0		$133.0	$137.7		$137.7
Total intangible assets	$1,224.1	$(539.1)	$685.0	$1,242.4	$(501.0)	$741.4
Amortization expense for intangible assets was $41.7 million and $42.1 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets is projected to be $54.9 million in 2021; $49.1 million in 2022; $46.0 million in 2023; $43.9 million in 2024; and $42.8 million in 2025. Substantially all amortization expense for intangible assets is recorded in Cost of product sold on the Consolidated Statement of Income.

Note 10 - Financing Arrangements
Short-term debt at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Variable-rate Accounts Receivable Facility with an interest rate of 0.96% at December 31, 2020	$—	$58.0
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.50% to 1.10% at September 30, 2021 and 0.24% to 1.75% at December 31, 2020	27.9	61.8
Short-term debt	$27.9	$119.8
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2021. The Company intends to renew the Accounts Receivable Facility prior to its maturity. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at September 30, 2021. As of September 30, 2021, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

The lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings up to $287.4 million in the aggregate. Most of these lines of credit are uncommitted. At September 30, 2021, the Company’s foreign subsidiaries had borrowings outstanding of $27.9 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to $259.0 million.

Long-term debt at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 1.12% and Euro of 1.05% at September 30, 2021 and U.S. Dollar of 2.01% and Euro of 1.48% at December 31, 2020	$9.2	$9.7
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 1.21% at September 30, 2021 and 1.63% at December 31, 2020	323.2	329.6
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.4	349.0
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	173.4	182.9
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.8	396.5
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.7	154.7
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	16.8	18.8
Other	4.6	3.6
Total debt	$1,428.1	$1,444.8
Less: Current maturities	11.1	10.9
Long-term debt	$1,417.0	$1,433.9
(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)
The Company entered into the Fourth Amended and Restated Credit Agreement ("Senior Credit Facility") on June 25, 2019. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At September 30, 2021, the Company had $9.2 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $640.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. On May 27, 2020, the Senior Credit Facility was amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio was calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. The change to the consolidated leverage ratio calculation was effective through June 30, 2021. In the third quarter of 2021, the calculation of the consolidated leverage ratio under the Senior Credit Facility reverted back to a total debt construct.

On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2023 Term Loan were used to fund the acquisitions of Apiary Investments Holding Limited and Rollon S.p.A., which closed on September 1, 2018 and September 18, 2018, respectively. On July 12, 2019, the Company amended the 2023 Term Loan agreement to, among other things, align covenants and other terms with the Senior Credit Facility. On May 27, 2020, the 2023 Term Loan agreement was further amended to align the calculation of the consolidated leverage ratio and other terms with the Senior Credit Facility. The change to the consolidated leverage ratio calculation was effective through June 30, 2021. In the third quarter of 2021, the calculation of the consolidated leverage ratio under the 2023 Term Loan reverted back to a total debt construct.

At September 30, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt.

In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At September 30, 2021, outstanding letters of credit totaled $42.5 million, most with expiration dates within 12 months.

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

The Company had total environmental accruals of $5.2 million and $5.3 million for various known environmental matters that are probable and reasonably estimable at September 30, 2021 and December 31, 2020, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $11.5 million and $9.4 million at September 30, 2021 and December 31, 2020, respectively. The increase in the liability since year end primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims and expected trends that continue to mature.  Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.

The following is a rollforward of the consolidated product warranty accrual for the nine months ended September 30, 2021 and twelve months ended December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning balance, January 1	$9.4	$7.5
Expense	8.1	9.4
Payments	(6.0)	(7.5)
Ending balance	$11.5	$9.4

Note 12 - Equity
The following tables present the changes in the components of equity for the three and nine months ended September 30, 2021 and 2020, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at June 30, 2021	$2,367.3	$40.7	$778.6	$1,510.9	$19.8	$(59.1)	$76.4
Net income	91.6			88.1			3.5
Foreign currency translation adjustment	(32.9)				(33.1)		0.2
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	2.5				2.5
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends – $0.30 per share	(22.8)			(22.8)
Stock-based compensation expense	3.1		3.1
Stock purchased at fair market value	(30.3)					(30.3)
Balance at September 30, 2021	$2,376.4	$40.7	$781.7	$1,576.2	$(12.3)	$(89.4)	$79.5

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2020	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
Net income	314.8			306.2			8.6
Foreign currency translation adjustment	(54.1)				(53.3)		(0.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.6 million)	(4.8)				(4.8)
Change in fair value of derivative financial instruments, net of reclassifications	4.5				4.5
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends – $0.89 per share	(69.5)			(69.5)
Stock-based compensation expense	15.6		15.6
Stock purchased at fair market value	(56.6)					(56.6)
Stock option exercise activity	25.4		25.4
Payments related to tax withholding for stock-based compensation	(23.5)					(23.5)
Balance at September 30, 2021	$2,376.4	$40.7	$781.7	$1,576.2	$(12.3)	$(89.4)	$79.5

Note 12 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at June 30, 2020	$1,967.6	$53.1	$924.4	$2,005.7	$(99.2)	$(1,000.4)	$84.0
Net income	91.3			88.8			2.5
Foreign currency translation adjustment	63.5				63.0		0.5
Pension and other postretirement liability adjustments (net of income tax benefit of $0.4 million)	(1.2)				(1.2)
Unrealized gain on marketable securities	(0.1)				(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	(1.8)				(1.8)
Dividends declared to noncontrolling interest	(16.1)						(16.1)
Dividends – $0.28 per share	(21.1)			(21.1)
Stock-based compensation expense	7.8		7.8
Stock option exercise activity	10.7		(1.5)			12.2
Restricted share activity	—		(0.1)			0.1
Payments related to tax withholding for stock-based compensation	(1.6)					(1.6)
Balance at September 30, 2020	$2,099.0	$53.1	$930.6	$2,073.4	$(39.3)	$(989.7)	$70.9

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Cumulative effect of ASU 2016-13 (net of income tax benefit of $0.2 million)	(0.4)			(0.4)
Net income	237.1			231.4			5.7
Foreign currency translation adjustment	9.2				15.0		(5.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.4 million)	(4.0)				(4.0)
Change in fair value of derivative financial instruments, net of reclassifications	(0.2)				(0.2)
Change in ownership of noncontrolling interest	0.5						0.5
Dividends declared to noncontrolling interest	(16.1)						(16.1)
Dividends – $0.84 per share	(65.0)			(65.0)
Stock-based compensation expense	19.2		19.2
Stock purchased at fair market value	(42.3)					(42.3)
Stock option exercise activity	18.2		(2.4)			20.6
Restricted share activity	—		(23.8)			23.8
Payments related to tax withholding for stock-based compensation	(12.0)					(12.0)
Balance at September 30, 2020	$2,099.0	$53.1	$930.6	$2,073.4	$(39.3)	$(989.7)	$70.9

Note 13 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2021:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Severance and related benefit costs	$2.2	$0.3	$—	$2.5
Exit costs	0.4	—	—	0.4
Total	$2.6	$0.3	$—	$2.9
For the nine months ended September 30, 2021:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$1.1	$3.4	$—	$4.5
Severance and related benefit costs	2.2	0.9	—	3.1
Exit costs	0.6	—	—	0.6
Total	$3.9	$4.3	$—	$8.2
For the three months ended September 30, 2020:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Severance and related benefit costs	$5.9	$5.6	$0.4	$11.9
Exit costs	0.1	—	—	0.1
Total	$6.0	$5.6	$0.4	$12.0
For the nine months ended September 30, 2020:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance and related benefit costs	7.5	9.8	0.5	17.8
Exit costs	0.4	0.4	—	0.8
Total	$7.9	$10.3	$0.5	$18.7
The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Coronavirus ("COVID-19") Pandemic Cost Reduction Initiatives:
During the three months and nine months ended September 30, 2020, the Company recorded $9.5 million and $11.5 million, respectively, in severance and related benefit costs to eliminate approximately 200 salaried positions to align then current employment levels with customer demand. Of the $9.5 million charge, $4.9 million related to the Mobile Industries segment, $4.2 million related to the Process Industries segment and $0.4 million related to Unallocated Corporate. Of the $11.5 million charge, $5.5 million related to the Mobile Industries segment, $5.6 million related to the Process Industries segment and $0.4 million related to Unallocated Corporate.

Note 13 - Impairment and Restructuring Charges (continued)
Mobile Industries:
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company will be transferring the manufacturing of its single-row tapered roller bearing production to other bearing facilities in Europe, Asia and the United States. The Company expects to complete the closure by June of 2022 and is expected to affect approximately 110 employees. The Company expects to incur approximately $9 million to $11 million of expenses related to this closure. During the three months ended September 30, 2021, the Company recorded $2.2 million in severance and related benefits related to this closure. Ahead of this announcement, the Company reviewed assets for impairment. As a result, the Company recorded impairment charges of $1.0 million during the three months ended June 30, 2021. The Company has incurred cumulative pretax costs related to this closure of $5.4 million as of September 30, 2021, including rationalization costs recorded in cost of products sold.

On October 16, 2019, the Company announced the reorganization of its bearing manufacturing facility in Gaffney, South Carolina. The Company transferred its high-volume bearing production and roller production to other Timken manufacturing facilities in the United States. The transfer of these operations was substantially completed by the end of the third quarter of 2020 and affected approximately 150 employees. The Company expected to incur approximately $8 million to $10 million of pretax costs in total related to this reorganization. During the nine months ended September 30, 2020, the Company recognized severance and related benefits of $0.3 million and exit costs of $0.4 million related to this reorganization. The Company incurred cumulative pretax costs related to this reorganization of $7.8 million as of September 30, 2021, including rationalization costs recorded in cost of products sold.

Process Industries:
On February 4, 2020, the Company announced the closure of its chain manufacturing facility in Indianapolis, Indiana. This facility was part of the Diamond Chain Company ("Diamond Chain") acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to cease operations by the end of the fourth quarter of 2021 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million of expenses related to this closure. During the three months ended September 30, 2021 and September 30, 2020, the Company recorded severance and related benefit costs of $0.3 million and $0.3 million, respectively, related to this closure. During the nine months ended September 30, 2021 and September 30, 2020, the Company recorded severance and related benefit costs of $0.9 million and $2.6 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $9.6 million as of September 30, 2021, including rationalization costs recorded in cost of products sold.

On September 3, 2020, the Company announced the reorganization of its bearing plant in Canton, Ohio. The Company will be transferring production for certain product lines to other Timken locations in order to streamline resources and better align capacity with demand. The transfer of these operations is expected to occur by 2022 and is expected to affect approximately 40 employees. The Company expects to incur approximately $2.0 million to $2.5 million of pretax costs related to this reorganization. During the three months ended September 30, 2020, the Company recognized severance and related benefits of $0.6 million related to this reorganization. The Company has incurred cumulative pretax costs related to this reorganization of $1.2 million as of September 30, 2021, including rationalization costs recorded in cost of products sold.

In addition, the Company recorded impairment charges of $3.3 million related to certain engineering-related assets used in the business during the nine months ended September 30, 2021. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.

Note 13 - Impairment and Restructuring Charges (continued)
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2021 and twelve months ended December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning balance, January 1	$8.0	$2.7
Expense	3.7	20.8
Payments	(3.8)	(15.5)
Ending balance	$7.9	$8.0
The restructuring accrual at September 30, 2021 was included in other current liabilities on the Consolidated Balance Sheets.
Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2021 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2021.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost (credit):
Service cost	$2.4	$2.7	$0.5	$0.5	$2.9	$3.2
Interest cost	4.3	5.2	1.1	1.4	5.4	6.6
Expected return on plan assets	(5.5)	(6.3)	(2.5)	(2.2)	(8.0)	(8.5)
Amortization of prior service cost	0.4	0.4	—	—	0.4	0.4
Recognition of net actuarial losses (gains)	3.9	(12.8)	—	—	3.9	(12.8)
Curtailment loss	—	0.9	—	—	—	0.9
Net periodic benefit cost (credit)	$5.5	$(9.9)	$(0.9)	$(0.3)	$4.6	$(10.2)

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost (credit):
Service cost	$7.2	$8.1	$1.5	$1.3	$8.7	$9.4
Interest cost	13.2	15.7	3.3	4.2	16.5	19.9
Expected return on plan assets	(17.7)	(19.0)	(7.6)	(6.5)	(25.3)	(25.5)
Amortization of prior service cost	1.0	1.2	0.1	0.1	1.1	1.3
Recognition of net actuarial losses (gains)	8.3	(4.0)	—	—	8.3	(4.0)
Curtailment loss	—	0.9	—	—	—	0.9
Net periodic benefit cost (credit)	$12.0	$2.9	$(2.7)	$(0.9)	$9.3	$2.0

Note 14 - Retirement Benefit Plans (continued)
The Company currently expects to make contributions and payments related to its global defined benefit pension plans totaling approximately $17 million in 2021. Approximately $9.6 million of this amount related to the payout of deferred compensation in June 2021 to a former executive officer of the Company. This payment triggered a remeasurement of the pension obligation for one of the Company's U.S. defined benefit pension plans during the six months ended June 30, 2021. No remeasurement was required for this defined benefit pension plan during the three months ended September 30, 2021. In addition, the Company made lump sum payments to new retirees in 2021 in excess of annual interest and service costs for two of its other U.S. defined benefit pension plans. These payments triggered a remeasurement of assets and obligations for these U.S. defined benefit pension plans during the three and nine months ended September 30, 2021. As a result of these remeasurements, the Company recognized net actuarial losses ("remeasurement losses") of $3.9 million and $8.3 million during the three and nine months ended September 30, 2021, respectively.

During the three months ended September 30, 2020, the Company announced the reorganization of its bearing plant in Canton, Ohio. The reorganization triggered a curtailment of one of the Company's U.S. defined benefit pension plans. The Company recognized a curtailment loss of $0.9 million and an actuarial gain of $0.7 million as a result of this reorganization.

During the three and nine months ended September 30, 2020, the Company made lump sum payments to new retirees in 2020 in excess of annual interest and service costs for one of the Company's U.S. defined benefit pension plans. This triggered a remeasurement of assets and obligations for this plan during the three and nine months ended September 30, 2020. As a result of these remeasurements, the Company recognized actuarial gains of $12.1 million and $3.3 million during the three and nine months ended September 30, 2020, respectively.
Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2021 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit credit:
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.4	0.6	1.1	1.6
Expected return on plan assets	—	(0.1)	—	(0.3)
Amortization of prior service credit	(2.6)	(2.4)	(7.6)	(7.3)
Net periodic benefit credit	$(2.2)	$(1.9)	$(6.4)	$(5.9)

In January 2021, the Company transferred the remaining $11.1 million in an existing Voluntary Employee Beneficiary Association ("VEBA") trust for certain retiree medical benefits to a second VEBA trust for the payment of certain active employees’ medical benefits. The Company utilized all of the assets in the second trust during the nine months ended September 30, 2021.

Note 16 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2021	$(38.2)	$60.1	$—	$(2.1)	$19.8
Other comprehensive (loss) income before reclassifications and income taxes	(32.9)	0.2	—	2.7	(30.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.2)	—	0.9	(1.3)
Income tax benefit (expense)	—	0.5	—	(1.1)	(0.6)
Net current period other comprehensive (loss) income, net of income taxes	(32.9)	(1.5)	—	2.5	(31.9)
Noncontrolling interest	(0.2)	—	—	—	(0.2)
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(33.1)	(1.5)	—	2.5	(32.1)
Balance at September 30, 2021	$(71.3)	$58.6	$—	$0.4	$(12.3)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2020	$(18.0)	$63.4	$—	$(4.1)	$41.3
Other comprehensive (loss) income before reclassifications and income taxes	(54.1)	0.1	—	2.0	(52.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(6.5)	—	4.3	(2.2)
Income tax benefit (expense)	—	1.6	—	(1.8)	(0.2)
Net current period other comprehensive (loss) income, net of income taxes	(54.1)	(4.8)	—	4.5	(54.4)
Noncontrolling interest	0.8	—	—	—	0.8
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(53.3)	(4.8)	—	4.5	(53.6)
Balance at September 30, 2021	$(71.3)	$58.6	$—	$0.4	$(12.3)

Note 16 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2020	$(163.3)	$64.1	$0.1	$(0.1)	$(99.2)
Other comprehensive income (loss) before reclassifications and income taxes	63.5	(0.2)	—	(1.9)	61.4
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(1.4)	(0.2)	(0.7)	(2.3)
Income tax benefit	—	0.4	0.1	0.8	1.3
Net current period other comprehensive income (loss), net of income taxes	63.5	(1.2)	(0.1)	(1.8)	60.4
Noncontrolling interest	(0.5)	—	—	—	(0.5)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	63.0	(1.2)	(0.1)	(1.8)	59.9
Balance at September 30, 2020	$(100.3)	$62.9	$—	$(1.9)	$(39.3)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Unrealized gain (loss) on marketable securities	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$—	$(1.7)	$(50.1)
Other comprehensive income before reclassifications and income taxes	9.2	—	0.5	2.3	12.0
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(5.4)	(0.5)	(2.6)	(8.5)
Income tax benefit	—	1.4	—	0.1	1.5
Net current period other comprehensive income (loss), net of income taxes	9.2	(4.0)	—	(0.2)	5.0
Noncontrolling interest	5.8	—	—	—	5.8
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	15.0	(4.0)	—	(0.2)	10.8
Balance at September 30, 2020	$(100.3)	$62.9	$—	$(1.9)	$(39.3)
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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$261.8	$260.8	$1.0	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	43.6	—	43.6	—
Foreign currency forward contracts	2.7	—	2.7	—
Total Assets	$308.9	$261.6	$47.3	$—
Liabilities:
Foreign currency forward contracts	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$320.3	$318.6	$1.7	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	37.6	—	37.6	—
Foreign currency forward contracts	1.1	—	1.1	—
Total Assets	$359.8	$319.4	$40.4	$—
Liabilities:
Foreign currency forward contracts	$8.1	$—	$8.1	$—
Total Liabilities	$8.1	$—	$8.1	$—
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

No other material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 and 2020, respectively.

Note 17 - Fair Value (continued)
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,193.7 million and $1,220.7 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of this debt was $1,091.1 million and $1,103.2 million at September 30, 2021 and December 31, 2020, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes"), as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and nine months ended September 30, 2021, respectively, was a gain of $1.5 million and $3.5 million to accumulated comprehensive income (loss) with a corresponding offset to other income (expense), which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2021 and December 31, 2020, the Company had $232.0 million and $173.2 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

Note 18 - Derivative Instruments and Hedging Activities (continued)
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of September 30, 2021 and December 31, 2020, the Company had $81.6 million and $86.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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

As of September 30, 2021 and December 31, 2020, the Company had $150.4 million and $86.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2021 and 2020, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2021	2020	2021	2020
Foreign currency forward contracts	Other income (expense), net	$1.2	$(2.9)	$0.5	$(1.1)

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

Capital Deployment to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and initiatives to drive profitable organic growth; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across diverse markets, with a focus on bearings, adjacent power transmission products and related services; (3) returning capital to shareholders through dividends and share repurchases; and (4) maintaining a strong balance sheet and sufficient liquidity. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

Overview:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$1,037.3	$894.6	$142.7	16.0%
Net income	91.6	91.3	0.3	0.3%
Net income attributable to noncontrolling interest	3.5	2.5	1.0	40.0%
Net income attributable to The Timken Company	$88.1	$88.8	$(0.7)	(0.8)%
Diluted earnings per share	$1.14	$1.16	$(0.02)	(1.7)%
Average number of shares – diluted	77,023,973	76,286,136	—	1.0%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$3,125.6	$2,621.5	$504.1	19.2%
Net income	314.8	237.1	77.7	32.8%
Net income attributable to noncontrolling interest	8.6	5.7	2.9	50.9%
Net income attributable to The Timken Company	$306.2	$231.4	$74.8	32.3%
Diluted earnings per share	$3.97	$3.04	$0.93	30.6%
Average number of shares – diluted	77,157,614	76,131,920	—	1.3%
The increase in net sales for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 was primarily driven by higher organic sales volume across most market sectors, positive pricing, the favorable impact of foreign currency exchange rate changes and the benefit of acquisitions. The decrease in net income for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 was primarily due to higher material, logistics and other operating costs and higher pension remeasurement losses, mostly offset by the favorable impact of higher volume and related manufacturing utilization, lower restructuring charges, positive price/mix and a lower tax rate. In addition, the impact of foreign currency exchange rate changes was favorable versus the year-ago period.

The increase in net sales for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 was primarily driven by higher organic revenue across most market sectors, as well as the favorable impact of foreign currency exchange rate changes and the benefit of acquisitions. The increase in net income for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 was primarily due to the favorable impact of higher volume and related manufacturing utilization, lower restructuring charges and a lower tax rate, partially offset by higher material, logistics and other operating costs, unfavorable price/mix and higher pension remeasurement losses. In addition, the impact of foreign currency exchange rate changes was favorable versus the year-ago period.

Outlook:
The world continues to be impacted by the COVID-19 pandemic. Timken has implemented plans across the enterprise to operate in a safe manner, while protecting employees and adhering to mandates and other guidance from local governments and health authorities. The Company’s main priority continues to be the health of its employees and others in the communities where it does business.

With pandemic conditions generally improving across the globe, industrial markets have strengthened in most sectors, and the Company has experienced supply chain disruptions, inflation and staffing issues related to serving the increased customer demand. For the first nine months of 2021, Timken has been able to serve customers and meet demand levels across most markets, although at higher costs than previously anticipated. Timken’s outlook assumes that COVID-19 conditions will continue to improve, but that supply chain disruptions and inflationary pressures will persist into 2022.

Given the continued uncertainty surrounding supply chain disruptions and the COVID-19 pandemic, the Company is not providing detailed sales and earnings guidance at this time. However, the Company expects 2021 full-year revenue to be up compared to 2020, primarily due to higher sales volume across most market sectors, as well as the impact of positive pricing, foreign currency exchange rate changes and acquisitions. The Company's earnings are expected to be up in 2021 compared with 2020, primarily due to the impact of higher volume and related manufacturing utilization, the favorable impact of foreign currency exchange rate changes, lower restructuring expenses and a lower tax rate, partially offset by higher material, logistics and other operating costs.

Timken expects to generate solid cash from operating activities in 2021, although down from the $577.6 million in 2020, as the impact of higher earnings is expected to be more than offset by unfavorable changes in working capital (i.e., a use of cash in 2021 versus a source of cash in 2020) to support the higher sales levels. The Company expects capital expenditures to be approximately $150 million in 2021, compared with $122 million in 2020.

THE STATEMENT OF INCOME

Sales:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net Sales	$1,037.3	$894.6	$142.7	16.0%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net Sales	$3,125.6	$2,621.5	$504.1	19.2%
Net sales increased for the three months ended September 30, 2021 compared with the three months ended September 30, 2020. The increase was primarily due to higher organic revenue of $118 million, the favorable impact of foreign currency exchange rate changes of $17 million and the benefit of acquisitions of $8 million. The higher organic revenue was driven by higher demand across both the Mobile Industries and Process Industries segments.

Net sales increased for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. The increase was primarily due to higher organic revenue of $400 million, the favorable impact of foreign currency exchange rate changes of $81 million and the benefit of the acquisitions of $24 million. The higher organic revenue was driven by higher demand across both the Mobile Industries and Process Industries segments.

Gross Profit:

	Three Months Ended September 30,
	2021	2020	$ Change	Change
Gross profit	$267.9	$263.7	$4.2	1.6%
Gross profit % to net sales	25.8%	29.5%		(370)	bps

	Nine Months Ended September 30,
	2021	2020	$ Change	Change
Gross profit	$869.4	$772.9	$96.5	12.5%
Gross profit % to net sales	27.8%	29.5%		(170)	bps
Gross profit increased for the three months ended September 30, 2021 compared with the three months ended September 30, 2020, primarily due to the impact of higher volume of $42 million, favorable net manufacturing performance of $5 million, favorable price/mix of $6 million, and the favorable impact of foreign currency exchange rate changes of $6 million, partially offset by higher materials and logistics costs of $53 million.

Gross profit increased for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, primarily due to the impact of higher volume of $156 million, favorable net manufacturing performance of $28 million, the favorable impact of foreign currency exchange rate changes of $23 million, and the favorable impact of acquisitions of $7 million. These increases were partially offset by higher materials and logistics costs of $110 million and unfavorable price/mix of $10 million.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2021	2020	$ Change	Change
Selling, general and administrative expenses	$140.7	$132.7	$8.0	6.0%
Selling, general and administrative expenses % to net sales	13.6%	14.8%		(120)	bps

	Nine Months Ended September 30,
	2021	2020	$ Change	Change
Selling, general and administrative expenses	$434.2	$398.1	$36.1	9.1%
Selling, general and administrative expenses % to net sales	13.9%	15.2%		(130)	bps
SG&A expenses increased in the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021, as compared to the year-ago period, was primarily due to higher spending to support the higher sales levels, partially offset by lower incentive compensation expense. The increase for the nine months ended September 30, 2021, as compared to the year-ago period, was primarily due to the favorable impact of 2020 cost reduction initiatives, including temporary salary reductions and work furloughs implemented during the nine months ended September 30, 2020 in response to the COVID-19 pandemic, which did not repeat in the current year.

Impairment and Restructuring:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Severance and related benefit costs	$2.5	$11.9	$(9.4)	(79.0)%
Exit costs	0.4	0.1	0.3	300.0%
Total	$2.9	$12.0	$(9.1)	(75.8)%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Impairment charges	$4.5	$0.1	$4.4	NM
Severance and related benefit costs	3.1	17.8	(14.7)	(82.6)%
Exit costs	0.6	0.8	(0.2)	(25.0)%
Total	$8.2	$18.7	$(10.5)	(56.1)%
Impairment and restructuring charges of $2.9 million and $8.2 million during the three and nine months ended September 30, 2021 were comprised primarily of severance and related benefits related to the planned closures of the Company's Villa Carcina, Italy bearing plant and Indianapolis, Indiana chain plant. These initiatives are expected to reduce headcount and right-size the Company's manufacturing footprint. In addition, impairment and restructuring during the nine months ended September 30, 2021 included impairment charges related to certain engineering-related assets used in the business. Management concluded no further investment would be made in the engineered-related assets and, as a result, reduced the value to zero.

Impairment and restructuring charges of $12.0 million and $18.7 million during the three and nine months ended September 30, 2020 were comprised primarily of severance and related benefits associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including planned closure of the Company's Indianapolis, Indiana chain plant and the reorganization of the Company's Canton, Ohio and Gaffney, South Carolina bearing facilities.

Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Other Income (Expense):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Non-service pension and other postretirement income	$0.5	$15.3	$(14.8)	(96.7)%
Other income (expense), net	1.5	(1.0)	2.5	(250.0)%
Total other income	$2.0	$14.3	$(12.3)	(86.0)%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Non-service pension and other postretirement income	$5.9	$13.4	$(7.5)	(56.0)%
Other income	0.3	1.1	(0.8)	(72.7)%
Total other income	$6.2	$14.5	$(8.3)	(57.2)%
Non-service pension and other postretirement income decreased for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020, primarily due to the recognition of pension remeasurement losses in 2021, compared to pension remeasurement gains in 2020. The remeasurements were triggered by lump sum payments to new retirees exceeding annual service and interest costs for three of the Company's U.S. defined benefit pension plans. As a result of the remeasurements, the Company recognized net actuarial losses of $3.9 million and $8.3 million during the three and nine months ended September 30, 2021, respectively.
The actuarial gains in three and nine months ended September 30, 2020 were due to the remeasurement of pension plan assets and obligations, as well as the Company's announcement of the reorganization of one of its bearing plants in Canton, Ohio. The remeasurements were triggered as a result of lump sum payments to new retirees in 2020 that exceeded annual service and interest costs, and the reorganization triggered a curtailment of one of the Company's U.S. defined benefit pension plans. As a result of the remeasurement and curtailment, the Company recognized net actuarial gains of $11.9 million and $3.1 million during the three and nine months ended September 30, 2020, respectively. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Other income (expense), net increased for the three months ended September 30, 2021 compared with the three months ended September 30, 2020, primarily due to lower foreign currency exchange losses. Other income decreased for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, primarily due to lower insurance recoveries.

Income Tax Expense:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Provision for income taxes	$20.4	$26.6	$(6.2)	(23.3)%
Effective tax rate	18.2%	22.6%		(440)	bps

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Provision for income taxes	$75.1	$84.2	$(9.1)	(10.8)%
Effective tax rate	19.3%	26.2%		(690)	bps
Income tax expense decreased $6.2 million for the three months ended September 30, 2021 compared with the three months ended September 30, 2020, primarily due to the release of accruals for uncertain tax positions and favorable U.S. permanent book-tax differences, including the new elective GILTI high tax exemption rules. The impact was partially offset by the mix of earnings in higher tax rate jurisdictions.

Income tax expense decreased $9.1 million for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, primarily due to the release of accruals for uncertain tax positions and favorable U.S. permanent book-tax differences, including the tax impact from stock-based compensation awards and the new elective GILTI high tax exemption rules. This impact was partially offset by increased income taxes due to higher pre-tax earnings that increased the mix of earnings in higher tax rate jurisdictions.

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

The following items highlight the Company's acquisitions completed in 2021 and 2020:
•The Company acquired iMS during the third quarter of 2021. The majority of the results for iMS are reported in the Process Industries segment.
•The Company acquired Aurora during the fourth quarter of 2020. Results for Aurora are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.

Mobile Industries Segment:

	Three Months Ended September 30,
	2021	2020	$ Change	Change
Net sales	$487.3	$428.6	$58.7	13.7%
EBITDA	$53.2	$64.0	$(10.8)	(16.9%)
EBITDA margin	10.9%	14.9%		(400)	bps

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$487.3	$428.6	$58.7	13.7%
Less: Acquisitions	3.9	—	3.9	NM
Currency	4.6	—	4.6	NM
Net sales, excluding the impact of acquisitions and currency	$478.8	$428.6	$50.2	11.7%

	Nine Months Ended September 30,
	2021	2020	$ Change	Change
Net sales	$1,486.0	$1,237.9	$248.1	20.0%
EBITDA	$200.1	$177.9	$22.2	12.5%
EBITDA margin	13.5%	14.4%		(90)	bps

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$1,486.0	$1,237.9	$248.1	20.0%
Less: Acquisitions	12.7	—	12.7	NM
Currency	26.4	—	26.4	NM
Net sales, excluding the impact of acquisitions and currency	$1,446.9	$1,194.4	$209.0	17.5%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $50.2 million or 11.7% in the three months ended September 30, 2021 compared with the three months ended September 30, 2020, reflecting increased shipments in the off-highway and heavy truck sectors, as well as positive pricing, partially offset by lower shipments in the automotive and rail sectors. EBITDA decreased by $10.8 million or 16.9% in the three months ended September 30, 2021 compared with the three months ended September 30, 2020, primarily due to higher material, logistics and other operating costs, partially offset by the impact of higher volume and related manufacturing utilization.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $209.0 million or 17.5% in the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, reflecting organic growth in the off-highway, automotive and heavy truck sectors. These increases were partially offset by lower shipments in the aerospace and rail sectors. EBITDA increased by $22.2 million or 12.5% in the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, primarily due to the impact of higher volume and related manufacturing utilization, partially offset by higher material, logistics and other operating costs.

Process Industries Segment:

	Three Months Ended September 30,
	2021	2020	$ Change	Change
Net sales	$550.0	$466.0	$84.0	18.0%
EBITDA	$129.7	$109.2	$20.5	18.8%
EBITDA margin	23.6%	23.4%		20	bps

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$550.0	$466.0	$84.0	18.0%
Less: Acquisitions	3.8	—	3.8	NM
Currency	12.0	—	12.0	NM
Net sales, excluding the impact of acquisitions and currency	$534.2	$466.0	$68.2	14.6%

	Nine Months Ended September 30,
	2021	2020	$ Change	Change
Net sales	$1,639.6	$1,383.6	$256.0	18.5%
EBITDA	$401.9	$343.0	$58.9	17.2%
EBITDA margin	24.5%	24.8%		(30)	bps

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net sales	$1,639.6	$1,383.6	$256.0	18.5%
Less: Acquisitions	11.0	—	11.0	NM
Currency	54.1	—	54.1	NM
Net sales, excluding the impact of acquisitions and currency	$1,574.5	$1,363.8	$210.7	15.4%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $68.2 million or 14.6% in the three months ended September 30, 2021 compared with the three months ended September 30, 2020. The increase was primarily driven by increased demand in the distribution, general industrial, renewable energy, and heavy industries sectors, as well as positive pricing. EBITDA increased $20.5 million or 18.8% in the three months ended September 30, 2021 compared with the three months ended September 30, 2020 primarily due to higher volume and related manufacturing utilization and the favorable impact of foreign currency exchange rate changes, partially offset by higher material and logistics costs.

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $210.7 million or 15.4% in the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. The increase was primarily driven by increased demand in the distribution, renewable energy and general industrial sectors. EBITDA increased $58.9 million or 17.2% in the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 primarily due to higher volume and related manufacturing utilization, and the favorable impact of foreign currency exchange rate changes, partially offset by higher material, logistics and other operating costs, as well as unfavorable mix.

Unallocated Corporate:

	Three Months Ended September 30,
	2021	2020	$ Change	Change
Unallocated corporate expense	$(11.7)	$(10.6)	$(1.1)	10.4%
Unallocated corporate expense % to net sales	(1.1)%	(1.2)%		10	bps

	Nine Months Ended September 30,
	2021	2020	$ Change	Change
Unallocated corporate expense	$(34.9)	$(28.2)	$(6.7)	23.8%
Unallocated corporate expense % to net sales	(1.1)%	(1.1)%		—	bps
The increase in unallocated corporate expense for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, was primarily due to the favorable impact of COVID-19 related temporary cost reduction initiatives in 2020, which did not repeat in 2021.

CASH FLOW

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash provided by operating activities	$284.6	$457.2	$(172.6)
Net cash used in investing activities	(115.9)	(101.4)	(14.5)
Net cash used in financing activities	(222.4)	(257.7)	35.3
Effect of exchange rate changes on cash	(4.8)	(0.3)	(4.5)
(Decrease) increase in cash, cash equivalents and restricted cash	$(58.5)	$97.8	$(156.3)
Operating Activities:
The decrease in net cash provided by operating activities for the first nine months of 2021 compared with the first nine months of 2020 was primarily due to an increase in cash used for working capital items of $196.5 million, a reduction in the benefit of income taxes on cash of $12.4 million, an increase in pension and other postretirement benefit contributions and payments of $5.3 million and a decrease in other items. The decrease was partially offset by higher net income of $77.7 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the nine months of 2021 and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020	$ Change
Cash (Used) Provided:
Accounts receivable	$(127.5)	$(27.6)	$(99.9)
Unbilled receivables	25.1	(11.9)	37.0
Inventories	(144.2)	47.9	(192.1)
Trade accounts payable	60.5	2.8	57.7
Other accrued expenses	50.2	49.4	0.8
Cash (used in) provided by working capital items	$(135.9)	$60.6	$(196.5)

The following table displays the impact of income taxes on cash during the nine months of 2021 and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020	$ Change
Accrued income tax expense	$75.1	$84.2	$(9.1)
Income tax payments	(80.0)	(78.6)	(1.4)
Other miscellaneous items	(1.8)	0.1	(1.9)
Cash (expense) benefit from income taxes	$(6.7)	$5.7	$(12.4)
Investing Activities:
The increase in net cash used in investing activities for the first nine months of 2021 compared with the first nine months of 2020 was primarily due to an increase in capital expenditures of $17.9 million.
Financing Activities:
The change in net cash used in financing activities decreased for the first nine months of 2021 compared with the first nine months of 2020, primarily due to a decrease in net payments of $41.5 million on outstanding debt, as well as lower dividends of $15.3 million to noncontrolling interest parties. These changes were partially offset by an increase in the purchase of treasury shares of $14.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2021	December 31, 2020
Short-term debt	$27.9	$119.8
Current portion of long-term debt	11.1	10.9
Long-term debt	1,417.0	1,433.9
Total debt	$1,456.0	$1,564.6
Less: Cash and cash equivalents	261.8	320.3
Net debt	$1,194.2	$1,244.3

Ratio of Net Debt to Capital:

	September 30, 2021	December 31, 2020
Net debt	$1,194.2	$1,244.3
Total equity	2,376.4	2,225.2
Net debt plus total equity (capital)	$3,570.6	$3,469.5
Ratio of net debt to capital	33.4%	35.9%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At September 30, 2021, the Company had strong liquidity with $261.8 million of cash and cash equivalents on the Consolidated Balance Sheet. Cash and cash equivalents of $244.4 million of the total cash and cash equivalents of $261.8 million resides in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At September 30, 2021, the Senior Credit Facility had outstanding borrowings of $9.2 million, which reduced the availability to $640.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2021, the Company's consolidated leverage ratio was 2.0 to 1.0 (based on total debt as described below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of September 30, 2021, the Company's consolidated interest coverage ratio was 12.4 to 1.0.

On May 27, 2020, both the Senior Credit Facility and the 2023 Term Loan were amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio under both the Senior Credit Facility and the 2023 Term Loan was calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. This change to the consolidated leverage ratio calculation was effective through June 30, 2021. In the third quarter of 2021, the calculation of the consolidated leverage ratio under the Senior Credit Facility and the 2023 Term Loan reverted back to a total debt construct.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 1.12% and the average rate on outstanding Euro borrowings was 1.05% as of September 30, 2021. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of September 30, 2021, the Company carried investment-grade credit ratings with Moody's (Baa2), S&P Global (BBB-) and Fitch (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at September 30, 2021. As of September 30, 2021, the Company had no outstanding borrowings under the Accounts Receivable Facility. The Company intends to replace the Accounts Receivable Facility prior to its maturity.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $287.4 million. At September 30, 2021, the Company had borrowings outstanding of $27.9 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to approximately $259.0 million.

At September 30, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants.

The Company expects to generate solid cash from operating activities in 2021, although down from the $577.6 million in 2020, as the impact of higher earnings is expected to be more than offset by unfavorable changes in working capital (i.e., a use of cash in 2021 versus a source of cash in 2020) to support the higher sales levels. The Company expects capital expenditures to be approximately $150 million in 2021, compared with $122 million in 2020.

Financing Obligations and Other Commitments:
During the first nine months of 2021, the Company made cash contributions and payments of $15.2 million to its global defined benefit pension plans and $3.0 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $17 million in 2021. The Company expects to make payments of approximately $5 million to its other postretirement benefit plans in 2021. Excluding mark-to-market charges, the Company expects lower pension and other postretirement benefits expense in 2021.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2020, during the nine months ended September 30, 2021.

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

For the nine months ended September 30, 2021, the Company recorded negative foreign currency translation adjustments of $53.3 million that decreased shareholders' equity, compared with positive foreign currency translation adjustments of $15.0 million that increased shareholders' equity for the nine months ended September 30, 2020. The foreign currency translation adjustments for the nine months ended September 30, 2021 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended September 30, 2021 totaled $3.2 million of net losses, compared with $4.6 million of net losses during the three months ended September 30, 2020. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the nine months ended September 30, 2021 totaled $8.8 million of net losses, compared with $3.9 million of net losses during the nine months ended September 30, 2020.
NON-GAAP MEASURES

Supplemental Non-GAAP Measures:
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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$1,037.3	$894.6	$3,125.6	$2,621.5
Net Income Attributable to The Timken Company	88.1	88.8	306.2	231.4
Impairment, restructuring and reorganization charges (1)	5.9	13.3	13.3	24.9
Corporate pension and other postretirement benefit related expense (income) (2)	3.9	(11.9)	8.3	(3.1)
Acquisition-related charges (3)	1.8	(0.5)	3.0	3.7
Acquisition-related gain (4)	(0.3)	—	(0.9)	—
Property losses (recoveries) and related expenses (5)	—	(1.7)	—	(3.8)
Noncontrolling interest of above adjustments	—	—	0.2	—
Provision for income taxes (6)	(8.4)	(1.6)	(26.3)	(5.0)
Adjusted Net Income	$91.0	$86.4	$303.8	$248.1
Net income attributable to noncontrolling interest	3.5	2.5	8.6	5.7
Provision for income taxes (as reported)	20.4	26.6	75.1	84.2
Interest expense	14.8	16.3	45.0	52.3
Interest income	(0.5)	(0.9)	(1.7)	(3.0)
Depreciation and amortization expense (7)	41.0	41.0	125.7	122.4
Less: Noncontrolling interest	—	—	0.2	—
Less: Provision for income taxes (6)	(8.4)	(1.6)	(26.3)	(5.0)
Adjusted EBITDA	$178.6	$173.5	$582.6	$514.7
Adjusted EBITDA Margin (% of net sales)	17.2%	19.4%	18.6%	19.6%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted earnings per share (EPS)	$1.14	$1.16	$3.97	$3.04
Adjusted EPS	$1.18	$1.13	$3.94	$3.25
Diluted Shares	77,023,973	76,286,136	77,157,614	76,131,920
Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended September 30, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$487.3	$550.0	$—	$1,037.3
EBITDA	53.2	129.7	(15.3)	167.6
Impairment, restructuring and reorganization charges (1)	4.8	0.8	—	5.6
Corporate pension and other postretirement benefit related expense (2)	—	—	3.9	3.9
Acquisition-related charges (3)	0.2	0.2	1.4	1.8
Acquisition-related gain (4)	—	—	(0.3)	(0.3)
Adjusted EBITDA	$58.2	$130.7	$(10.3)	$178.6
Adjusted EBITDA Margin (% of net sales)	11.9%	23.8%	NM	17.2%

	Nine Months Ended September 30, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$1,486.0	$1,639.6	$—	$3,125.6
EBITDA	200.1	401.9	(42.3)	559.7
Impairment, restructuring and reorganization charges (1)	6.3	6.2	—	12.5
Corporate pension and other postretirement benefit related expense (2)	—	—	8.3	8.3
Acquisition-related charges (3)	0.6	0.5	1.9	3.0
Acquisition-related gain (4)	—	—	(0.9)	(0.9)
Adjusted EBITDA	$207.0	$408.6	$(33.0)	$582.6
Adjusted EBITDA Margin (% of net sales)	13.9%	24.9%	NM	18.6%

	Three Months Ended September 30, 2020
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$428.6	$466.0	$—	$894.6
EBITDA	64.0	109.2	1.3	174.5
Impairment, restructuring and reorganization charges (1)	6.6	6.2	0.3	13.1
Corporate pension and other postretirement benefit related income (2)	—	—	(11.9)	(11.9)
Acquisition-related charges (3)	(0.5)	(0.2)	0.2	(0.5)
Property losses (recoveries) and related expenses (5)	(1.7)	—	—	(1.7)
Adjusted EBITDA	$68.4	$115.2	$(10.1)	$173.5
Adjusted EBITDA Margin (% of net sales)	16.0%	24.7%	NM	19.4%

	Nine Months Ended September 30, 2020
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$1,237.9	$1,383.6	$—	$2,621.5
EBITDA	177.9	343.0	(25.1)	495.8
Impairment, restructuring and reorganization charges (1)	10.2	11.5	0.4	22.1
Corporate pension and other postretirement benefit related income (2)	—	—	(3.1)	(3.1)
Acquisition-related charges (3)	2.1	1.0	0.6	3.7
Property losses (recoveries) and related expenses (5)	(3.8)	—	—	(3.8)
Adjusted EBITDA	$186.4	$355.5	$(27.2)	$514.7
Adjusted EBITDA Margin (% of net sales)	15.1%	25.7%	NM	19.6%
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
(2) Corporate pension and other postretirement benefit related expense (income) represents actuarial losses and (gains) that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial losses and (gains) in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans for additional discussion.
(3) Acquisition-related charges represent deal-related expenses associated with completed and certain unsuccessful transactions, as well as any resulting inventory step-up impact.
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

Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$105.8	$153.6	$284.6	$457.2
Capital expenditures	(43.1)	(29.2)	(103.6)	(85.7)
Free cash flow	$62.7	$124.4	$181.0	$371.5

Ratio of Net Debt to Adjusted EBITDA:

The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended September 30, 2021 and December 31, 2020 was $370.1 million and $292.4 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 1.6 at September 30, 2021, compared with 1.9 at December 31, 2020.

Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	September 30, 2021	December 31, 2020
Net income	$370.1	$292.4
Provision for income taxes	94.8	103.9
Interest expense	60.3	67.6
Interest income	(2.4)	(3.7)
Depreciation and amortization	168.4	167.1
Consolidated EBITDA	691.2	627.3
Adjustments:
Impairment, restructuring and reorganization charges (1)	$16.3	$25.9
Corporate pension and other postretirement benefit related expense (2)	29.9	18.5
Acquisition-related charges (3)	3.0	3.7
Acquisition-related gain (4)	(12.0)	(11.1)
Gain on sale of real estate	(0.4)	(0.4)
Property losses (recoveries) and related expenses (5)	(1.7)	(5.5)
Tax indemnification and related items	0.5	0.5
Total Adjustments	35.6	31.6
Adjusted EBITDA	$726.8	$658.9
Net Debt	$1,194.2	$1,244.3
Ratio of Net Debt to Adjusted EBITDA	1.6	1.9
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
(3) Acquisition-related charges represent deal-related expenses associated with completed and certain unsuccessful transactions, as well as any resulting inventory step-up impact.
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

(b)Changes in Internal Control Over Financial Reporting

During the Company’s fiscal quarter ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. U.S. Securities and Exchange Commission ("SEC") regulations require us to disclose certain information about environmental proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required as we believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/2021 - 7/31/2021	10	$80.37	—	9,950,000
8/1/2021 - 8/31/2021	360,059	75.94	360,000	9,590,000
9/1/2021 - 9/30/2021	40,000	74.77	40,000	9,550,000
Total	400,069	$75.82	400,000
(1)Of the shares purchased in July and August, 10 and 59 respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2021 filed on November 1, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: November 1, 2021	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2021	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)