Form 10-K
period 2021-12-31
TIMKEN CO
filed 2022-02-15
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☐    No  ☒
    As of June 30, 2021, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $5,365,355,488 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2022
Common Shares, without par value	74,930,589 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 6, 2022 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.
Item 1. Business
General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken designs and manages a portfolio of engineered bearings and power transmission products and related services. The Company’s growing portfolio features many strong brands, including Timken®, Philadelphia Gear®, Drives®, Cone Drive®, Rollon®, Lovejoy®, Diamond®, BEKA® and Groeneveld®.
The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken remains the world's leading authority in tapered roller bearings, and has leveraged that expertise to develop a full portfolio of industry-leading engineered bearings and power transmission products. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and power transmission to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 129 manufacturing facilities/service centers, 23 technology and engineering centers, and 62 distribution centers and warehouses, supported by a team comprised of more than 18,000 employees. Timken operates in 42 countries around the globe.
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
Engineered Bearings:
The Timken® bearing portfolio features a broad range of engineered bearing products, including tapered, spherical and cylindrical roller bearings; spherical plain bearings and rod end bearings; thrust and specialty ball bearings; and housed bearings. Timken is a leading authority on tapered roller bearings, and leverages its position by applying engineering know-how and technology across its entire bearing portfolio.
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
Housed Bearings. Timken markets among the broadest range of housed or mounted bearings in the industry. These products deliver durable, heavy-duty components designed to protect spherical, tapered and ball bearings in debris-filled, contaminated or high-moisture environments. Common housed unit applications include material handling and processing equipment.
Plain Bearings. Timken produces a range of plain bearings including rod-ends, spherical plain bearings and journal bearings. These friction-type bearings are used to support misalignment and oscillating movements in a variety of applications and end-markets including aircraft controls, packaging equipment, off-highway equipment, heavy truck, performance auto racing, robotics and many more.
Power Transmission Products:
Linear Motion Products. The Company designs and manufactures a global portfolio of Rollon® engineered linear motion products, including linear guides, telescopic rails, linear actuators, seventh-axis robotic transfer units and gantry systems. These engineered products are highly customized to control movements with different variability and complexity based on the application. Rollon products serve a wide range of industries, including passenger rail, aerospace, packaging and logistics, medical and automation.
Industrial Drives. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications such as crushing and pulverizing equipment, conveyors and pumps, power generation and military marine. These gear drive designs are custom made to meet user specifications, offering a wide-array of size, footprint and gear arrangements. Timken also offers Cone Drive® high-torque worm gears, harmonic solutions and precision slew drives. Cone Drive products can be found in a variety of industrial end-market sectors, including solar, oil and gas, aerial platforms, automation and food and beverage.
Lubrication Systems. The Company's Groeneveld® and BEKA® lubrication systems include a wide variety of automatic lubrication delivery devices, oil management systems and safety support systems designed to reduce operational costs for customers while increasing equipment uptime, productivity and safety. These systems support many industries, including renewable energy, transportation, construction, mining, port, forestry and agriculture. Timken also offers over two dozen different formulations of grease, leveraging its knowledge of tribology and anti-friction bearings to enable smooth equipment operation.
Belts. The Company makes and markets a full line of Timken® belts used in industrial, commercial and consumer applications. The portfolio features more than 20,000 parts designed for demanding applications, which are sold to original equipment and aftermarket customers. These belts are engineered for maximum performance and durability, with products available in wrap molded, raw edge, v-ribbed and synchronous belt designs. Common applications include agriculture, construction, industrial machinery, outdoor power equipment and powersports.

Chain. Timken manufactures precision Diamond® and Drives® roller chain, pintle chain, agricultural conveyor chain, engineering class chain and oil field roller chain. These engineered products are used in a wide range of mobile and industrial machinery applications, including agriculture, oil and gas, aggregate and mining, primary metals, forest products and other heavy industries. They are also used in the food and beverage and packaged goods sectors, which often require high-end, specialty products, including stainless-steel and corrosion-resistant roller chain.
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
Industrial Clutches and Brakes. Timken offers a selection of engineered clutches, brakes, hydraulic power take-off units and other torque management devices marketed under the PT Tech® brand. These products are custom engineered for OEMs and used in marine, mining, aggregate, wood recycling and metals industries.
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
Services accounted for approximately 4% of the Company’s net sales for the year ended December 31, 2021.
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

The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC, includes five equity members: Timken, SKF Group, Schaeffler Group, RBC Bearings and Gates Industrial Corp. The e-business service focuses on information and business services for authorized distributors in the Process Industries segment.
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
Competition:
The bearing industry and the industries into which Timken sells its power transmission products are highly competitive. Timken primarily competes based on total value, including price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The Company competes with many domestic and foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd., and with a diverse group of domestic and foreign manufacturers of power transmission products.
Joint Ventures:
Investments in affiliated companies accounted for under the equity method were $3.7 million and $2.1 million, respectively, at December 31, 2021 and 2020. The investment balance at December 31, 2021 was reported in other non-current assets on the Consolidated Balance Sheets.
Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
Segment:
Mobile Industries	$1,354.9	$1,012.6
Process Industries	1,095.0	1,016.2
Total Company	$2,449.9	$2,028.8
Approximately 96% of the Company’s backlog at December 31, 2021 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.
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

Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and power transmission solutions and technical services. Timken's largest technical center is located at the Company's world headquarters in North Canton, Ohio. Other smaller sites in the United States ("U.S.") include Los Alamitos, California; Manchester, Connecticut; Downer's Grove, Fulton and Montgomery, Illinois; Indianapolis, Indiana; Norton Shores, Rochester Hills and Traverse City, Michigan; Springfield, Missouri; Keene and Lebanon, New Hampshire; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Colmar, France; Pegnitz and Werdohl, Germany; Valmadrera, Italy; Gorinchem, Netherlands; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.
Compliance with Governmental Regulations:
Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company's manufacturing plants are expected to have an effective environmental management system which follows the ISO 14001 principles and internal audits are performed against this standard. Where appropriate to meet or exceed customer requirements, we are certified under the formal ISO 14001 certification process. As of the end of 2021, 21 of the Company’s plants had obtained ISO 14001 certification, including the majority of the Company's bearing manufacturing plants.
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
Because of its global operations, the Company is subject to a wide variety of domestic and foreign laws and regulations, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, the Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws, government procurement regulations and laws governing improper business practices. The Company has policies and procedures in place to promote compliance with these laws and regulations and management believes any ultimate liability with respect to pending actions will not materially affect the Company’s annual results of operations, cash flows or consolidated financial position. In the future, the Company may be subject to both new laws and regulations, and changes to existing laws and regulations which may continue to evolve through interpretations by courts and regulators. Accordingly, it is difficult to assess the possible effect of compliance with future requirements that differ from existing requirements. Such changes may require the Company to incur costs and such changes could form the basis for new or increased liabilities that could have a materially adverse effect on the Company’s business, financial condition or results of operations. Refer to Item 1.A Risk Factors – Risks Related to Legal, Compliance and Regulatory Matters for further discussion.

Patents, Trademarks and Licenses:
Timken owns numerous U.S. and foreign patents, trademarks and licenses relating to certain products. While Timken regards these as important, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.
Employment:
At December 31, 2021, Timken had more than 18,000 employees worldwide. Approximately 8% of Timken’s U.S. employees are covered under collective bargaining agreements.
Human Capital:
The Company believes that its associates and their collective knowledge are its most valuable resource. As a result, the Company is committed to providing a safe and healthy work environment, attracting, motivating and retaining the best talent in the industry and providing opportunities for its associates to learn and advance their career with the Company.
Associate Health and Safety
In 2021, the Coronavirus ("COVID-19") pandemic continued to present unique challenges with respect to protecting associate health and safety globally. Associate health and safety continues to be a top priority for the Company and its commitment to safety starts at the top of the organization. Chief Executive Officer, Richard Kyle, was the first-ever chair of the Company's Environmental Health and Safety Steering Committee, which was created in 2009 and continues to drive accountability and responsibility for safety throughout the organization.
The Company's commitment to the health and safety of its associates is evidenced by its strong safety results in 2020 and 2021 shown in the charts below:
*Rates calculated as (number of injuries and illnesses x 200,000) / employee hours worked. 2021 rates represent the Company's best estimate at the date of this report
- - - represents the 2020 average (mean) for U.S. metal manufacturers (North American Industry Classification System ("NAICS") code 332) that employ at least 1,000 employees, based on information provided by the U.S. Bureau of Labor Statistics at https://www.bls.gov/iif/.
The Company aims to maintain a recordable rate within the top quartile of U.S. metal manufacturers (NAICS code 332) based on information provided by the U.S. Bureau of Labor Statistics, and it met that target in 2020 with its 2020 recordable rate of 0.92 representing record performance for the Company. In 2021, the Company's recordable rate of 1.20 remained strong though industry data for 2021 was not available at the time of this report. In addition, the Company produced solid lost time accident rates of 0.32 in 2020 and 0.38 in 2021, respectively.

Attracting, Retaining, and Motivating Highly Qualified Associates
Successful execution of the Company's strategy continues to depend on attracting, retaining, and motivating highly qualified talent. As such, the Company believes it is important to reward associates with competitive wages and comprehensive benefits to recognize professional excellence and career progression. The Company also believes it is important to provide pay and benefits that is competitive and equitable based on the local markets in which it operates.
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
The Company also provides several professional development and training opportunities to advance our associates’ skills and expertise. Some of these opportunities include online-learning platforms, job-specific training, our operations development program and our educational reimbursement programs. The Company has recruited and trained many of its associates through its engineering co-op program, where engineering students have the opportunity to work up to five semesters alongside the Company’s experienced engineers while they complete their bachelor’s degrees. To better inform its hiring and associate development efforts, the Company has partnered with third-party vendors to provide required training for its managers focused on diversity and inclusion.
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

Item 1A. Risk Factors
The following are certain risk factors that could affect our business, financial condition and results of operations. The risks that are described below are not the only ones that we face. These risk factors should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Risk Relating to our Business
The bearing industry and the industries into which we sell our various power transmission products are highly competitive, and this competition results in significant pricing pressure for our products that could affect our revenues and profitability.
The global bearing industry is highly competitive. We compete with many domestic and foreign manufacturers of anti-friction bearings. In addition, the industries into which we sell our power transmission products are also highly competitive. Due to competitiveness within these industries, we may not be able to increase prices for our products to cover increases in our costs or to achieve desired profitability. In addition, we face pressure from our customers to reduce prices, and the contractual nature of business with OE customers, could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.
Our business is capital intensive, and if there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges, restructuring charges or taking other measures that may adversely affect our results of operations and profitability.
Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. Our profitability is dependent on factors such as labor compensation and productivity and inventory and supply chain management, which are subject to risks that we may not be able to control. If there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, reducing production, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability. We have taken approximately $46 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.
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
We require substantial amounts of raw materials, including steel, to operate our business. Our supply of raw materials could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past, have risen substantially over the past year, and could continue to do so in the future. We generally attempt to manage these fluctuations by passing along increased raw material prices to our customers in the form of price increases or surcharges; however, we may be unable to increase the price of our products, or may experience a lag in doing so, due to pricing pressure, contract terms or other factors, which could adversely impact our revenue and profit margins.
Moreover, future disruptions in the supply of our raw materials could impair our ability to manufacture our products for our customers, impact our ability to manufacture and deliver our products on a timely basis, or require us to pay higher prices in order to obtain these raw materials from other sources. Any significant increase in the prices for such raw materials could adversely affect our results of operations and profit margins.
The COVID-19 pandemic has, and could continue to, adversely and materially impact our business.
The global outbreak of COVID-19 and associated variants has negatively impacted our business operations in a number of ways, including: volatility in economic demand; higher levels of absenteeism and reduced labor availability; shipping and logistics delays; supply chain and manufacturing disruptions; and higher levels of inflation for raw material, purchased components, freight and other costs. We could continue to experience these and other impacts from the pandemic, and collectively or individually, these factors could adversely and materially impact our short-term and long-term operations, cost structure, and related results of operations, including revenue, gross margins, operating margins and cash flows.
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

Risks Related to our Capital Structure, the Global Financial Markets, and Currency Exchange Rates
An increase in our levels of debt and the corresponding impact to our financial covenants or a failure to maintain our credit ratings could limit our ability to invest in our business.
An increase in our levels of debt might lead us to have less cash flow available for our business operations, capital expenditures, and strategic transactions and our ability to service our debt obligations or to obtain future financing could be negatively impacted by general adverse economic and industry conditions and interest rate trends. In addition, a failure to maintain our credit ratings could adversely affect our cost of borrowing, liquidity and access to capital markets.
Some of our debt has variable interest rates, which could increase the cost of servicing such debt.
Interest rates may rise in the future due to anticipated future inflation or other causes. As a result, the costs of servicing our variable interest rate debt could increase even if the amount borrowed under such facilities remained the same. Increased servicing costs could in turn negatively impact our profitability and cash flow.
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
Our international operations expose us to risks not present in a purely domestic business, including primarily:
•changes in international treaties or trade unions (e.g., the UK's withdrawal from the European Union, commonly referred to as "Brexit"), which may make our products or our customers' products more costly to export or import;
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
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the FCPA;
•difficulty in staffing and managing geographically diverse operations;
•disruptions to our global supply chain and logistical issues associated with port closures or congestion, delays or increased costs;
•tax exposures related to cross-border intercompany transfer pricing and other tax risks unique to international operations; and
•compliance with data protection regulations.
These and other risks also may increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our revenues and earnings.

We have global operations, and changes to government trade policies including the imposition of tariffs and other trade barriers, as well as the resulting consequences, could adversely impact our revenue and profit margins.
The U.S. government has imposed tariffs on certain foreign goods, including steel and other raw materials as well as certain products made from such materials. Changes in U.S. trade policy have resulted in, and could further result in, U.S. trading partners adopting responsive trade policies that make it more difficult or costly for us to export our products to those countries. In addition, the governments of other countries in which we have substantial operations could impose tariffs on, or restrict trade in, the materials and components necessary for the production of our products. These measures could result in an increase in our production costs. If we are unable to increase the price of our products or otherwise mitigate these increased costs, it could adversely impact our revenue and profit margins.
Risks Related to Human Capital Management and Employee Benefits
If we are unable to attract, retain and develop key personnel, our business could be materially adversely affected.
Our business substantially depends on the continued service of key members of our management and other key employees. The loss of the services of a significant number of members of our management or other key employees could have a material adverse effect on our business. Our future success also will depend on our ability to attract, retain and develop highly skilled personnel, such as engineering, finance, marketing and senior management professionals, as well as skilled labor. Competition for these types of employees is intense and has increased recently, and we could experience difficulty from time to time in hiring, developing and retaining the personnel necessary to support our business. If we do not succeed in retaining and developing our current employees and attracting new high-quality employees, our business could be materially adversely affected.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities, whether caused by fire, flooding, epidemics, pandemics (including the COVID-19 outbreak), severe weather, including that caused by climate change, other natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our employees are represented by labor unions or works councils under collective bargaining agreements with varying durations and terms. We have experienced work stoppages at certain of our facilities historically at times, and while these stoppages have been short-term in nature, no assurances can be made that we will not experience additional work stoppages due to government directives, employee health concerns, and other types of conflicts with labor unions, works councils, and other similar groups in the future.
A work stoppage at one of our suppliers could also materially and adversely affect our operations if an alternative source of supply were not readily available. In addition, if one or more of our customers were to experience a work stoppage, that customer could halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the credit and default risk or bankruptcy of customers or suppliers as a result of work stoppages could also materially and adversely affect our operations and results.

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
The global outbreaks of COVID-19 and new variants of the virus continue to create uncertainty with respect to economic demand and operations. The COVID-19 outbreak has resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on travel and manufacturing operations in many regions of the world that are changing frequently as the pandemic evolves. In addition, we have implemented risk mitigation plans across the enterprise (including flexible work-from-home policies, encouraging employee vaccinations, "social distancing," and use of personal protective equipment) to reduce the risk of spreading the virus in many of our global locations. To the extent that governments implement more restrictive mandates to combat the spread of COVID‐19 such as vaccination mandates or others, or reimpose restrictions that have now lapsed, or to the extent that the COVID‐19 outbreak intensifies, we could experience additional material impacts to our short-term and long-term operations, access to skilled labor or raw materials, and related results of operations, including revenue, gross margins, operating margins and cash flows.
Environmental health and safety laws, regulations, and customer requirements impose substantial costs and limitations on our operations and compliance may be more costly than we expect.
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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to manage remediation activities and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability arising from environmental, health and safety laws, property damage or personal injury. Actual or alleged violations of environmental, health and safety laws or environmental permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal fines, as well as, under some environmental, health, and safety laws, the assessment of strict liability and/or joint and several liability. New laws and regulations, including those that may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, new and more stringent customer requirements, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.
We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our results of operations, cash flow or financial condition.
We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, data privacy laws, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, government procurement regulations, and laws governing improper business practices. We are affected by both new laws and regulations, and changes to existing laws and regulations which may continue to evolve through interpretations by courts and regulators. Furthermore, the laws and regulations to which we are subject may differ from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of noncompliance.
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
Also, our sales to public-sector customers are subject to complex regulations. Noncompliance with government procurement regulations, information security requirements, or other applicable laws or regulations could result in civil, criminal and administrative liability, termination of government contracts or other public-sector customer contracts, and suspension, debarment or ineligibility from doing business with governmental entities or other customers in the public sector.
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
We are subject to domestic and foreign regulations and standards governing emissions controls which are, in part, designed to address climate change. Due to increasing global concern over the effects of climate change, new or more stringent regulations and standards may be mandated. In addition, various stakeholders (including our investors, customers, and suppliers) may demand additional controls beyond what is required by such regulations or standards. Tighter emissions controls as a result of these actions could increase our operational costs and could lead to disruptions in our operations as compliance is attained. In addition, environmental activism and initiatives aimed at limiting climate change and reducing global greenhouse gas emissions could interfere with our business strategy and operations. Severe weather associated with a changing climate could also negatively impact the operation of our facilities, as well as those of our customers and suppliers.
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
Government enforcement actions can be costly and interrupt the regular operation of our business, and a violation of data privacy laws or a security breach involving personal or customer data can result in fines, reputational damage, loss of business, and civil lawsuits, any of which may adversely affect our results of operations and profitability.

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
Rising inflationary pressure has resulted in and could further result in increased employee expenses, shipping costs, raw material costs, energy and fuel costs and other costs of production. If we cannot absorb or pass these increases in our costs of production to our customers, our results of operations, profit margins and cash flows could be adversely affected.
Increases in compensation, wage pressure, and other expenses for our employees have adversely affected our profitability and could continue to do so. These cost increases may result from inflationary pressures that could further reduce our sales or profitability. Inflation could also lead to increases in other operating costs, such as shipping costs, costs of raw materials, and energy and fuel prices. If we are unable to increase the price of our products to offset these cost increases, or experience a lag in doing so, due to pricing pressure, contract terms or other factors, our financial condition, results of operations and cash flows may be adversely affected.
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
Our most recent evaluation resulted in our conclusion that, as of December 31, 2021, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s corporate headquarters are located in North Canton, Ohio, and, at December 31, 2021, the Company maintained 75 manufacturing plants. The Company also maintains various sales and administrative offices and distribution centers throughout the world. None of these manufacturing plants, administrative offices or distribution centers are individually material to the Company’s operations. The facilities are situated in the United States, as well as 41 other countries, including China, India, and Romania. The Company owns the majority of its manufacturing plants, and its leased properties primarily consist of sales and administrative offices and distribution centers.
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
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken during the past five-year period. The executive officers of the Company as of February 15, 2022 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Christopher A. Coughlin	61	2014 Executive Vice President, Group President
Philip D. Fracassa	53	2014 Executive Vice President and Chief Financial Officer
Richard G. Kyle	56	2014 President and Chief Executive Officer
Hans Landin	49	2018 Group Vice President
		2017 Vice President - Mechanical Power Transmission
		2014 Vice President - Power Transmission and Engineering Systems
Hansal N. Patel	41	2019 Vice President, General Counsel and Secretary
		2019 Vice President - Legal and Corporate Secretary
		2018 Director - Legal and Corporate Secretary
		2016 Managing Attorney - M&A, Securities and Assistant Corporate Secretary
Andreas Roellgen	54	2016 Vice President - Europe, Asia and Africa

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR". The estimated number of record holders of the Company’s common shares at December 31, 2021 was 3,171. The estimated number of beneficial shareholders at December 31, 2021 exceeds 80,000.
Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2021.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2021 - 10/31/2021	—	$—	—	9,550,000
11/1/2021 - 11/30/2021	402,262	73.99	400,000	9,150,000
12/1/2021 - 12/31/2021	101,959	68.49	100,000	9,050,000
Total	504,221	$72.88	500,000	—
(1)Of the shares purchased in November and December, 2,262 and 1,959 respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.
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
(3)On February 12, 2021, the Company's Board of Directors approved a new share repurchase plan, effective March 1, 2021, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2026. Under this plan, the Company may purchase shares from time to time in open market purchases or privately negotiated transaction, and it may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. The previous share purchase plan expired on February 28, 2021.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2017	2018	2019	2020	2021
Timken	$127	$99	$153	$214	$195
S&P 500	122	116	153	181	233
S&P 400 Industrials	124	105	140	164	210
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2017, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2021, and reinvestment of dividends.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share, shareholder and per employee data)	2021	2020	2019	2018	2017
Statements of Income
Net sales	$4,132.9	$3,513.2	$3,789.9	$3,580.8	$3,003.8
Gross profit	1,102.5	1,009.9	1,141.8	1,040.1	812.1
Operating income	513.1	454.9	516.4	454.5	299.5
Net income	381.5	292.4	374.7	305.5	202.3
Net income attributable to The Timken Company	$369.1	$284.5	$362.1	$302.8	$203.4
Basic earnings per share (1)	4.86	3.78	4.78	3.93	2.62
Diluted earnings per share (2)	4.79	3.72	4.71	3.86	2.58
Weighted average number of shares outstanding - basic	75,885,316	75,354,280	75,758,123	77,119,602	77,736,398
Weighted average number of shares outstanding - diluted	77,006,589	76,401,366	76,896,565	78,337,481	78,911,149
Other Comparative Data
Total assets	$5,170.7	$5,041.6	$4,859.9	$4,445.2	$3,402.4
Total liabilities	2,793.0	2,816.4	2,905.1	2,802.5	1,927.5
Total equity	2,377.7	2,225.2	1,954.8	1,642.7	1,474.9
Net income attributable to The Timken Company / net sales	8.9%	8.1%	9.6%	8.5%	6.8%
Net cash provided from operating activities	387.3	577.6	550.1	332.5	236.8
Capital expenditures	148.3	121.6	140.6	112.6	104.7
Capital expenditures / net sales	3.6%	3.5%	3.7%	3.1%	3.5%
Depreciation and amortization	167.8	167.1	160.6	146.0	137.7
Dividends per share	$1.19	$1.13	$1.12	$1.11	$1.07
Number of employees at year-end	18,029	17,430	18,829	17,477	15,006
Non-GAAP Financial Information (3)
Adjusted earnings per share	$4.72	$4.10	$4.60	$4.18	$2.63
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$718.0	$658.9	$726.3	$646.5	$464.8
Adjusted EBITDA Margin (% of net sales)	17.4%	18.8%	19.2%	18.1%	15.5%
Free cash flow	239.0	456.0	409.5	219.9	132.1
Adjusted return on invested capital (ROIC)	11.0%	9.9%	11.9%	12.8%	10.5%
(1)Based on weighted average number of shares outstanding during the year.
(2)Based on weighted average number of shares outstanding during the year, assuming dilution of stock options and awards.
(3)Refer to page 38 for reconciliations to the most directly comparable generally accepted accounting principal ("GAAP") financial measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)
OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and power transmission products. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. Timken posted $4.1 billion in sales in 2021 and employs more than 18,000 people globally, operating in 42 countries. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:
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

RESULTS OF OPERATIONS
2021 vs. 2020
Overview:

	2021	2020	$ Change	% Change
Net sales	$4,132.9	$3,513.2	$619.7	17.6%
Net income	381.5	292.4	89.1	30.5%
Net income attributable to noncontrolling interest	12.4	7.9	4.5	57.0%
Net income attributable to The Timken Company	$369.1	$284.5	$84.6	29.7%
Diluted earnings per share	$4.79	$3.72	$1.07	28.8%
Average number of diluted shares	77,006,589	76,401,366	—	0.8%
The increase in net sales was primarily driven by higher organic volume revenue across most market sectors, including positive pricing, the favorable impact of foreign currency exchange rate changes and the benefit of acquisitions. The increase in net income was primarily due to the favorable impact of higher volume and related manufacturing utilization, lower restructuring charges and a lower tax rate, partially offset by higher material, logistics and other operating costs. In addition, the impact of foreign currency exchange rate changes was favorable versus the same period a year-ago.
Outlook:
The world continues to be impacted by the COVID-19 pandemic. Timken has implemented plans across the enterprise to operate in a safe manner, while protecting employees and adhering to mandates and other guidance from local governments and health authorities. The Company's main priority continues to be the health of its employees and others in the communities where it does business.
With pandemic conditions generally improving across the globe, industrial markets have strengthened in most parts of the world, and the Company has experienced supply chain disruptions, inflation and staffing issues related to serving the increased customer demand. During 2021, Timken was able to serve customers and meet demand levels across most markets, although at higher costs than anticipated. Timken's outlook assumes that COVID-19 conditions will continue to improve, but that supply chain disruptions and inflationary pressures will largely persist throughout 2022.
The Company expects 2022 full-year revenue to be up approximately 10% compared to 2021, primarily due to higher demand across most end markets, positive pricing and the execution of outgrowth initiatives. The Company's earnings are expected to be up in 2022 compared with 2021, primarily due to the favorable impact of higher volume and price/mix, partially offset by higher material, logistics and other operating costs.
The Company expects to generate cash from operating activities in 2022 above 2021 levels driven by higher earnings and lower pension and other postretirement contributions and payments. The Company expects capital expenditures to be approximately 4% of sales in 2022, compared with 3.6% of sales ($148 million) in 2021.

THE STATEMENTS OF INCOME
Sales:

	2021	2020	$ Change	Change
Net sales	$4,132.9	$3,513.2	$619.7	17.6%
Net sales increased in 2021 compared with 2020, primarily due to higher organic revenue of $513 million, the favorable impact of foreign currency exchange rate changes of $78 million, and the benefit of acquisitions of $29 million. The higher organic revenue was driven by higher demand across most market sectors in the Mobile Industries and Process Industries segments, plus the benefit of outgrowth initiatives and positive pricing.
Gross Profit:

	2021	2020	$ Change	Change
Gross profit	$1,102.5	$1,009.9	$92.6	9.2%
Gross profit % to net sales	26.7%	28.7%	—	(200)	bps
Gross profit increased in 2021 compared with 2020, primarily due to the impact of higher volume of $196 million, the favorable impact of foreign currency exchange rate changes of $23 million, favorable net manufacturing performance of $20 million, favorable price/mix of $15 million, and the favorable impact of acquisitions of $8 million. These increases were partially offset by higher material and logistics costs of $171 million.
Selling, General and Administrative ("SG&A") Expenses:

	2021	2020	$ Change	Change
Selling, general and administrative expenses	$580.5	$533.8	$46.7	8.7%
Selling, general and administrative expenses % to net sales	14.0%	15.2%	—	(120) bps
The increase in SG&A expenses in 2021 compared with 2020 was primarily due to higher spending to support the higher sales levels, the favorable impact of temporary cost reduction actions implemented in 2020 in response to the COVID-19 pandemic that did not repeat in 2021, and the addition of SG&A from recent acquisitions.
Impairment and Restructuring Charges:

	2021	2020	$ Change
Impairment charges	$4.5	$0.4	$4.1
Severance and related benefit costs	2.6	19.6	(17.0)
Exit costs	1.8	1.2	0.6
Total	$8.9	$21.2	$(12.3)
Impairment and restructuring charges of $8.9 million in 2021 were comprised primarily of severance and related benefits associated with the planned closures of the Company's Villa Carcina, Italy bearing plant and Indianapolis, Indiana chain plant. These initiatives are expected to reduce headcount and right-size the Company's manufacturing footprint. In addition, impairment and restructuring during 2021 included impairment charges related to certain engineering-related assets used in the business. Management concluded no further investment would be made in the engineering-related assets and, as a result, reduced the value to zero.
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

Interest Expense and Income:

	2021	2020	$ Change	% Change
Interest expense	$(58.8)	$(67.6)	$8.8	(13.0%)
Interest income	2.3	3.7	(1.4)	(37.8%)
Interest expense decreased in 2021 compared to 2020 primarily due to lower average outstanding debt during the year.
Other Income (Expense):

	2021	2020	$ Change	% Change
Non-service pension and other postretirement income (expense)	$18.3	$(4.7)	$23.0	(489.4%)
Other income, net	0.8	10.0	(9.2)	(92.0%)
The Company recognized non-service pension and other postretirement income in 2021 primarily due to the recognition of lower net actuarial losses ("Mark-to-Market Charges") in 2021 compared to 2020. In 2020, the Company recognized Mark-to-Market Charges totaling $18.5 million. In 2021, the Company recognized Mark-to-Market Charges of $0.3 million. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for more information.
The change in other income in 2021, compared to 2020, was primarily due to the acquisition-related gain in 2020. The acquisition-related gain represents a bargain purchase price gain on the acquisition of the assets of Aurora Bearing Company ("Aurora") acquired on November 30, 2020. Refer to Note 3 - Acquisitions for more information.
Income Tax Expense:

	2021	2020	$ Change	Change
Income tax expense	$95.1	$103.9	$(8.8)	(8.5%)
Effective tax rate	20.0%	26.2%	—	(620)	bps
The effective tax rate for 2021 was 20.0%, which was favorable compared to the U.S. federal statutory rate of 21%, primarily due to the release of accruals for uncertain tax positions, favorable U.S. permanent differences and the release of a valuation allowance on certain non-U.S. deferred tax assets. These amounts were partially offset by the unfavorable effect of earnings in foreign jurisdictions where the effective tax rate was higher than 21%.
The effective tax rate for 2020 was 26.2%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to earnings in certain foreign jurisdictions where the effective tax rate was higher than 21%, unfavorable U.S. permanent differences and U.S. state and local income taxes.
The change in the effective rate for 2021 compared with 2020 was a decrease of 6.2%. The decrease was primarily due to the release of accruals for uncertain tax positions, favorable U.S. permanent differences, including the tax impact from stock-based compensation awards and the new elective GILTI high tax exemption rules, and the release of a valuation allowance on certain non-U.S. deferred tax assets.
Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

For a discussion of changes in our results from 2020 to 2019, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
The following items highlight the Company's acquisitions completed in 2021 and 2020 by segment based on the customers and underlying markets served:
•The Company acquired Intelligent Machine Solutions (“iMS”) during the third quarter of 2021. The majority of the results for iMS are reported in the Process Industries segment.
•The Company acquired Aurora during the fourth quarter of 2020. Results for Aurora are reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.
Mobile Industries Segment:

2021	2020	$ Change	Change
Net sales	$1,965.7	$1,671.6	$294.1	17.6%
EBITDA	$240.1	$232.5	$7.6	3.3%
EBITDA margin	12.2%	13.9%	—	(170)	bps

2021	2020	$ Change	% Change
Net sales	$1,965.7	$1,671.6	$294.1	17.6%
Less: Acquisitions	15.0	—	15.0	NM
Currency	23.3	—	23.3	NM
Net sales, excluding the impact of acquisitions and currency	$1,927.4	$1,671.6	$255.8	15.3%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $255.8 million or 15.3% in 2021 compared with 2020, reflecting organic growth in the off-highway, automotive and heavy truck sectors. These increases were partially offset by lower revenue in the aerospace sector. EBITDA increased in 2021 by $7.6 million or 3.3% compared with 2020, primarily due to the impact of higher volume and related manufacturing utilization, and positive price/mix, partially offset by higher material, logistics and other operating costs.

Process Industries Segment:

2021	2020	$ Change	Change
Net sales	$2,167.2	$1,841.6	$325.6	17.7%
EBITDA	$506.3	$442.9	$63.4	14.3%
EBITDA margin	23.4%	24.0%	—	(60)	bps

2021	2020	$ Change	% Change
Net sales	$2,167.2	$1,841.6	$325.6	17.7%
Less: Acquisitions	13.9	—	13.9	NM
Currency	54.1	—	54.1	NM
Net sales, excluding the impact of acquisitions and currency	$2,099.2	$1,841.6	$257.6	14.0%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $257.6 million or 14.0% in 2021 compared with 2020. The increase was primarily driven by organic growth in the distribution, renewable energy and general industrial sectors. EBITDA increased $63.4 million or 14.3% in 2021 compared with 2020 primarily due to the impact of higher volume and related manufacturing utilization, the impact of favorable foreign currency exchange rate changes, and positive price/mix, partially offset by higher material, logistics and other operating costs.
Unallocated Corporate:

	2021	2020	$ Change	Change
Unallocated corporate expense	$(46.1)	$(40.7)	$(5.4)	13.3%
Unallocated corporate expense % to net sales	(1.1%)	(1.2%)	—	10	bps
Unallocated corporate expense increased in 2021 compared with 2020 primarily due to the favorable impact of COVID-19 related temporary cost reduction initiatives in 2020, which did not repeat in 2021.

CASH FLOWS

	2021	2020	$ Change
Net cash provided by operating activities	$387.3	$577.6	$(190.3)
Net cash used in investing activities	(173.8)	(153.5)	(20.3)
Net cash used in financing activities	(269.3)	(331.1)	61.8
Effect of exchange rate changes on cash	(7.4)	11.9	(19.3)
(Decrease) increase in cash and cash equivalents	$(63.2)	$104.9	$(168.1)
Operating Activities:
The decrease in net cash provided by operating activities in 2021 compared with 2020 was primarily due to an increase in cash used for working capital items of $236.4 million, an increase in pension and other postretirement benefit contributions and payments of $3.9 million and an increase in other items. The decrease was partially offset by higher net income of $89.1 million and the favorable impact of income taxes of $8.1 million. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.
The following chart displays the impact of working capital items on cash during 2021 and 2020, respectively:

	2021	2020	$ Change
Cash (used in) provided by:
Accounts receivable	$(55.8)	$(20.7)	$(35.1)
Unbilled receivables	6.2	18.5	(12.3)
Inventories	(215.8)	27.4	(243.2)
Trade accounts payable	76.7	22.6	54.1
Other accrued expenses	55.2	55.1	0.1
Cash (used in) provided by working capital items	$(133.5)	$102.9	$(236.4)
The large cash outflow for inventories in 2021 was driven by higher demand levels and longer supply chain lead times, which resulted in increased levels of inventory.
The following table displays the impact of income taxes on cash during 2021 and 2020, respectively:

	2021	2020	$ Change
Accrued income tax expense	$95.1	$103.9	$(8.8)
Income tax payments	(100.7)	(119.3)	18.6
Other miscellaneous	(1.0)	0.7	(1.7)
Change in income taxes	$(6.6)	$(14.7)	$8.1
Investing Activities:
The increase in net cash used in investing activities in 2021 compared with 2020 was primarily due to an increase of capital expenditures of $26.7 million.
Financing Activities:
The change in net cash used by financing activities in 2021 compared with 2020 was primarily due to a decrease in net payments of $111.8 million on outstanding debt, partially offset by an increase in the purchase of treasury shares of $43.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2021	2020
Short-term debt, including current portion of long-term debt	$53.8	$130.7
Long-term debt	1,411.1	1,433.9
Total debt	$1,464.9	$1,564.6
Less: Cash and cash equivalents	257.1	320.3
Net debt	$1,207.8	$1,244.3
Ratio of Net Debt to Capital:

	December 31,
	2021	2020
Net debt	$1,207.8	$1,244.3
Total equity	2,377.7	2,225.2
Capital (net debt + total equity)	$3,585.5	$3,469.5
Ratio of net debt to capital	33.7%	35.9%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At December 31, 2021, the Company had strong liquidity with $257.1 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $733 million of available resources of committed credit lines. Of the $257.1 million of cash and cash equivalents, $240.5 million resided in jurisdictions outside the U.S. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On June 25, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement ("Senior Credit Facility"), which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At December 31, 2021, the Senior Credit Facility had outstanding borrowings of $9.0 million, which reduced the availability to $641.0 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2021, the Company's consolidated leverage ratio was 2.05 to 1.0 (based on total debt discussed further below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of December 31, 2021, the Company's consolidated interest coverage ratio was 12.10 to 1.0.
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

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 1.09% and the average rate on outstanding Euro borrowings was 1.00% as of December 31, 2021. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of December 31, 2021, the Company carried investment-grade credit ratings with Moody's (Baa2), S&P Global (BBB-) and Fitch (BBB-).

The Company renewed the Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility") on November 30, 2021. The $100.0 million facility matures on November 30, 2024. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. These limitations reduced the availability of the Accounts Receivable Facility to $92.0 million at December 31, 2021. As of December 31, 2021, there were no outstanding borrowings under the Accounts Receivable Facility.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $295.3 million. At December 31, 2021, the Company had borrowings outstanding of $42.6 million and bank guarantees of $0.4 million, which reduced the aggregate availability under these facilities to approximately $252.3 million.
At December 31, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt, and expects to remain in full compliance with its debt covenants.
The Company expects to generate cash from operating activities in 2022 above 2021 levels driven by higher earnings and lower pension and other postretirement contributions and payments. The Company expects capital expenditures to be approximately 4% of sales in 2022, compared with 3.6% of sales ($148 million) in 2021.

FUTURE CONTRACTUAL PAYMENTS
The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2021 were as follows:
Payments due by period:

Future Contractual Payments	Total	Less than 1 Year	1-5 Years	More than 5 Years
Interest payments	$294.9	$50.2	$169.8	$74.9
Long-term debt	1,411.1	—	675.4	735.7
Short-term debt, including current portion of long-term debt	53.8	53.8	—	—
Purchase commitments	79.3	65.0	14.3	—
Operating leases	116.6	29.2	61.9	25.5
Retirement benefit plans	134.7	14.8	57.2	62.7
Total	$2,090.4	$213.0	$978.6	$898.8
The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 12 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.
In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans. Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. During 2021, the Company made cash contributions and payments of approximately $20.4 million to its global defined benefit pension plans and $4.1 million to its other postretirement benefit plans. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Refer to Note 5 - Income Taxes and Note 13 - Contingencies in the Notes to the Consolidated Financial Statements for additional information regarding the Company's exposure for certain tax and legal matters.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2021, outstanding letters of credit totaled $42.8 million, primarily having expiration dates within 12 months.
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
Inventory:
Inventories are valued at the lower of cost or market, with approximately 59% valued by the first-in, first-out ("FIFO") method and the remaining 41% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized an increase in its LIFO reserve of $27.3 million during 2021 compared to a decrease in its LIFO reserve of $3.2 million during 2020.
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
As of December 31, 2021, the Company had $1,022.7 million of goodwill on its Consolidated Balance Sheet, of which $371.7 million was attributable to the Mobile Industries segment and $651.0 million was attributable to the Process Industries segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for movements in the carrying amount of goodwill by segment.
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
Accounting guidance permits an entity to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing, including goodwill, is required. The Company chose to utilize this qualitative assessment in the annual goodwill impairment testing (excluding the indefinite-lived intangible asset impairment testing) for the Mobile Industries, Aerospace Bearing Inspection, Process Industries and Industrial Services reporting units. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units exceeded their respective carrying values.
The Company chose to perform a quantitative goodwill impairment analysis in the annual goodwill impairment testing of the Lubrication systems reporting unit. The quantitative goodwill impairment analysis compares the carrying value of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment loss would be recorded.
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

The income approach requires several assumptions including future sales growth, EBITDA margins and capital expenditures. The Company’s reporting units provided their forecast of results for the next five years. These forecasts form the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the five years forecast by the reporting units), as well as projections of future operating margins (for the period beyond the forecast five years). During the fourth quarter of 2021, the Company used a discount rate of 9.5% for the Lubrication reporting unit and a terminal revenue growth rate of 2.5%.
The market approach requires several assumptions including sales and EBITDA multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2021, the Company used a sales multiple of 1.6 and a EBITDA multiple of 9.25 for the Lubrication reporting unit.
Based on the October 1, 2021 quantitative assessment for the Lubrication Systems reporting unit, the fair value of this reporting unit exceeds the current carrying value by more than 10%.
As of December 31, 2021, the Company had $131.4 million of indefinite-lived intangible assets on its Consolidated Balance Sheet. The Company’s indefinite-lived intangible assets primarily consist of acquired trade names. The Company chose to perform a quantitative impairment analysis in the annual impairment testing of indefinite-lived intangible assets. The Company prepares its quantitative indefinite-lived intangible analysis by comparing the estimated fair value of each indefinite-lived intangible asset, using a relief from royalty method, with its carrying value. The relief from royalty method requires several assumptions including future sales growth, terminal revenue growth rate, royalty rate and discount rate. During the fourth quarter of 2021, the Company used discount rates for its indefinite-lived intangible assets in the range of 10.5% to 13.4%, royalty rates in the range of 1.0% to 6.0% and terminal growth rates in the range of 1.0% to 3.5%.
Based on the October 1, 2021 quantitative assessment of indefinite-lived intangible assets, there were three indefinite-lived intangibles with carrying values totaling $67.1 million in which the fair value exceeded the carrying value of the assets by 10% or less.
Management believes the future sales growth and EBITDA margins in the long-range plan and the discount rate used in the valuations requires significant use of judgment. If any of the Company's reporting units or indefinite-lived intangible assets do not meet their long-range plan estimates or discount rates increase significantly, the Company could be required to perform an interim goodwill or indefinite-lived intangible asset impairment analysis and record impairment charges in future periods. The assumptions used for the indefinite-lived intangibles with fair values exceeding carrying values of 10% or less are more sensitive to future performance and will be monitored accordingly.
Income taxes:
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.
The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets relate primarily to tax loss carryforwards in foreign jurisdictions, as well as pension and postretirement benefit obligations in the U.S., which the Company believes are more likely than not to result in future tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. The Company recorded $7.8 million in 2021 and $0.7 million in 2020 of tax benefits related to the reversal of valuation allowances. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the valuation allowance reversals.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2021, the Company recorded $8.3 million of net tax benefit for uncertain tax positions, which consisted primarily of $14.8 million related to the net reversal of accruals for prior year uncertain tax positions and settlements with tax authorities. This benefit was partially offset by $6.5 million of interest and increases to current and prior year uncertain tax positions. The Company also recorded $1.3 million of uncertain tax positions related to foreign currency translation adjustments and deferred tax liabilities.
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
Revenue is generally recognized as performance obligations under the terms of a contract with a customer of the Company are satisfied. Refer to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements for further discussion around the Company's revenue policy.

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $5.9 million during 2021 for defined benefit pension plans, compared to net periodic benefit cost of $23.9 million during 2020 The Company recognized mark-to-market charges of $4.4 million during 2021 compared to $16.2 million during 2020. Mark-to-market charges during 2021 were primarily a result of the impact of lower than expected returns on plan assets of $28.4 million, the impact of experience losses of $9.3 million, the impact of inflation of $8.5 million and other changes in actuarial assumptions of $3.2 million, partially offset by the net increase in the discount rate used to measure its defined benefit pension obligations of $45.0 million. The impact of the increase in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 55 basis point increase in the discount rate used to measure its U.K. plan obligations, which increased from 1.25% in 2020 to 1.80% in 2021, and a 23 basis point increase in the weighted-average discount rate used to measure its U.S. plan obligations, which increased from 2.84% in 2020 to 3.07% in 2021.
In 2022, the Company expects net periodic benefit cost to be approximately $2 million for defined benefit pension plans, compared with net periodic benefit cost of $5.9 million in 2021. Net periodic benefit cost for 2022 does not include mark-to-market charges that will be recognized immediately through earnings in the fourth quarter of 2022, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market charges of $4.4 million recognized in 2021, net periodic benefit cost was $1.5 million in 2021.
The Company expects to contribute to its defined benefit pension plans or pay directly to participants of defined benefit plans approximately $10 million in 2022 compared with $20.4 million of contributions and payments in 2021. The 2021 contributions and payments included a $10 million payout of deferred compensation to a former executive officer of the Company.
For expense purposes in 2021, the Company applied a weighted-average discount rate of 2.84% to its U.S. defined benefit pension plans. For expense purposes in 2022, the Company will apply a weighted-average discount rate of 3.07% to its U.S. defined benefit pension plans.
For expense purposes in 2021, the Company applied an expected weighted-average rate of return of 4.69% for the Company’s U.S. pension plan assets. For expense purposes in 2022, the Company will apply an expected weighted-average rate of return on plan assets of 4.78%.
The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation ("PBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2021
	Change	PBO
Assumption:
Discount rate	.25%	$17.6
In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $17.6 million and decrease income before income taxes through the recognition of actuarial losses of $17.6 million. A 25 basis point increase in the discount rate will decrease the PBO by $17.6 million and increase income before income taxes through the recognition of actuarial gains of $17.6 million. Defined benefit pension plans in the U.S. represent 62% of the Company's benefit obligation.

Other Postretirement Benefit Plans:
The Company recognized net periodic benefit credit of $12.5 million during 2021 for other postretirement benefit plans, compared to net periodic benefit credit of $6.5 million during 2020. The Company recognized mark-to-market gains of $4.1 million during 2021 compared to mark-to-market charges of $1.4 million during 2020. Mark-to-market gains in 2021 were primarily due to the impact of a 37 basis point increase in the discount rate used to measure the Company's defined benefit postretirement obligations, which increased from 2.62% in 2020 to 2.99% in 2021. The increase in the discount rate resulted in a $1.6 million gain. In addition to the gain from the discount rate increases, the Company recognized actuarial gains of $1.1 million due to lower than expected benefit payments, $1.0 million due to the impact of a reduction in the rate for Medicare Advantage plans and $0.4 million due to changes in other actuarial assumptions.
In 2022, the Company expects net periodic benefit credit of approximately $8 million for other postretirement benefit plans, compared to net periodic benefit credit of $12.5 million in 2021. Net periodic benefit credit for 2022 does not include mark-to-market charges that will be recognized immediately through earnings in the fourth quarter of 2022, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market gains of $4.1 million recognized in 2021, the net periodic benefit credit was $8.4 million in 2021, which is relatively consistent with the outlook for 2022.
In January 2020, the Company established a second Voluntary Employee Beneficiary Association ("VEBA") trust for certain active employees’ medical benefits. The Company transferred $50 million from the existing VEBA trust to fund the second VEBA trust. The $50 million that was transferred was primarily classified as other current assets based on the portfolio of the assets in the trust. In January 2021, the Company transferred the remaining $11.1 million in the existing VEBA trust to the second VEBA trust. The Company utilized all of the assets of the second VEBA trust in 2021 and 2020 for the payment of certain active employees’ medical benefits. As a result of the transfer, the Company expects to fund 2022 payments for other postretirement benefit plans, which are expected to be approximately $5 million, from the general funds of the Company.
For expense purposes in 2021, the Company applied a discount rate of 2.62% to its other postretirement benefit plans. For expense purposes in 2022, the Company will apply a discount rate of 2.99% to its other postretirement benefit plans.
The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation ("APBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2021
	Change	APBO
Assumption:
Discount rate	.25%	$1.1
In the table above, a 25 basis point decrease in the discount rate will increase the APBO by $1.1 million and decrease income before income taxes through the recognition of actuarial losses of $1.1 million. A 25 basis point increase in the discount rate will decrease the APBO by $1.1 million and increase income before income taxes through the recognition of actuarial gains of $1.1 million.
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 6.5% for 2022, declining gradually to 5.0% in 2028 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2022, and are assumed to increase by 7.25% for 2022, declining gradually to 5.0% in 2031 and thereafter. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2021 total service and interest cost components by $0.1 million and would have increased the postretirement benefit obligation by $1.5 million. A one percentage point decrease would provide corresponding reductions of $0.1 million and $1.3 million, respectively.

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
NON-GAAP MEASURES
Supplemental Non-GAAP Measures:
In addition to results reported in accordance with U.S. GAAP, the Company provides information on non-GAAP financial measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA margins, segment adjusted EBITDA and segment adjusted EBITDA margins, ratio of net debt to adjusted EBITDA (for the trailing 12 months), net debt, ratio of net debt to capital, free cash flow and return on invested capital. This information is intended to supplement GAAP financial measures and is not intended to replace GAAP financial measures. Net debt and the ratio of net debt to capital is disclosed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Adjusted Net Income and Adjusted EBITDA:
Adjusted net income and adjusted earnings per share represent net income attributable to The Timken Company and diluted earnings per share, respectively, adjusted for impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries, actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, the income tax impact of these adjustments, as well as other income tax discrete items, and other items from time to time that are not part of the Company's core operations. Management believes adjusted net income and adjusted earnings per share are useful to investors as they are representative of the Company's core operations and are used in the management of the business.
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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Twelve Months Ended December 31,
	2021	2020	2019	2018	2017
Net Sales	$4,132.9	$3,513.2	$3,789.9	$3,580.8	$3,003.8
Net Income Attributable to The Timken Company	369.1	284.5	362.1	302.8	203.4
Impairment, restructuring and reorganization charges (1)	15.1	29.0	9.8	7.1	13.1
Corporate pension and other postretirement benefit related expense (income) (2)	0.3	18.5	(4.1)	12.8	18.1
Acquisition-related charges (3)	3.2	3.7	15.5	20.6	9.0
Acquisition-related gain (4)	(0.9)	(11.1)	—	—	—
Property recoveries and related expenses (5)	—	(5.5)	7.6	—	—
Gain (loss) on sale of real estate	—	(0.4)	(4.5)	0.8	(3.6)
Brazil legal matter	—	—	1.8	—	—
Tax indemnification and related items	0.2	0.5	0.7	1.5	(1.0)
Health care plan modification costs	—	—	—	—	(0.7)
Noncontrolling interest of above adjustments	—	(0.1)	(0.5)	(1.3)	—
Provision for income taxes (6)	(23.6)	(6.0)	(34.6)	(16.8)	(30.8)
Adjusted Net Income	$363.4	$313.1	$353.8	$327.5	$207.5
Net income attributable to noncontrolling interest	12.4	7.9	12.6	2.7	(1.1)
Provision for income taxes (as reported)	95.1	103.9	97.7	102.6	57.6
Interest expense	58.8	67.6	72.1	51.7	37.1
Interest income	(2.3)	(3.7)	(4.9)	(2.1)	(2.9)
Depreciation and amortization expense (7)	167.0	164.0	159.9	146.0	135.8
Less: Noncontrolling interest	—	(0.1)	(0.5)	(1.3)	—
Less: Provision for income taxes (6)	(23.6)	(6.0)	(34.6)	(16.8)	(30.8)
Adjusted EBITDA	$718.0	$658.9	$726.3	$646.5	$464.8
Adjusted EBITDA Margin (% of net sales)	17.4%	18.8%	19.2%	18.1%	15.5%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Twelve Months Ended December 31,
	2021	2020	2019	2018	2017
Diluted earnings per share (EPS)	$4.79	$3.72	$4.71	$3.86	$2.58
Adjusted EPS	$4.72	$4.10	$4.60	$4.18	$2.63
Diluted Shares	77,006,589	76,401,366	76,896,565	78,337,481	78,911,149

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Twelve Months Ended December 31, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$1,965.7	$2,167.2	$—	$4,132.9
EBITDA	240.1	506.3	(45.5)	700.9
Impairment, restructuring and reorganization charges (1)	7.3	7.0	—	14.3
Corporate pension and other postretirement benefit related expense (2)	—	—	0.3	0.3
Acquisition-related charges (3)	0.7	0.6	1.9	3.2
Acquisition-related gain (4)	—	—	(0.9)	(0.9)
Tax indemnification and related items	0.2	—	—	0.2
Adjusted EBITDA	$248.3	$513.9	$(44.2)	$718.0
Adjusted EBITDA Margin (% of net sales)	12.6%	23.7%	NM	17.4%

	Twelve Months Ended December 31, 2020
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$1,671.6	$1,841.6	$—	$3,513.2
EBITDA	232.5	442.9	(48.1)	627.3
Impairment, restructuring and reorganization charges (1)	11.3	14.0	0.6	25.9
Corporate pension and other postretirement benefit related expense (2)	—	—	18.5	18.5
Acquisition-related charges (3)	2.1	1.0	0.6	3.7
Acquisition-related gain (4)	—	—	(11.1)	(11.1)
Property losses (recoveries) and related expenses (5)	(5.5)	—	—	(5.5)
Gain on sale of real estate	(0.4)	—	—	(0.4)
Tax indemnification and related items	0.3	—	0.2	0.5
Adjusted EBITDA	$240.3	$457.9	$(39.3)	$658.9
Adjusted EBITDA Margin (% of net sales)	14.4%	24.9%	NM	18.8%
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
(2) Corporate pension and other postretirement benefit related expense represents actuarial losses and (gains) that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial losses and (gains) in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans for additional discussion.
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
(6) Provision for income taxes includes the net tax impact on pre-tax adjustments (listed above), the impact of discrete tax items recorded during the respective periods as well as other adjustments to reflect the use of one overall effective tax rate on adjusted pre-tax income.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Twelve Months Ended December 31,
	2021	2020	2019	2018	2017
Net cash provided by operating activities	$387.3	$577.6	$550.1	$332.5	$236.8
Capital expenditures	(148.3)	(121.6)	(140.6)	(112.6)	(104.7)
Free cash flow	$239.0	$456.0	$409.5	$219.9	$132.1
Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended December 31, 2021 and December 31, 2020 was $381.5 million and $292.4 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 1.7 at December 31, 2021, compared with 1.9 at December 31, 2020.
Reconciliation of Net income to Adjusted EBITDA for the twelve months:

	Twelve Months Ended December 31,
	2021	2020
Net income	$381.5	$292.4
Provision for income taxes	95.1	103.9
Interest expense	58.8	67.6
Interest income	(2.3)	(3.7)
Depreciation and amortization	167.8	167.1
Consolidated EBITDA	700.9	627.3
Adjustments:
Impairment, restructuring and reorganization charges (1)	$14.3	$25.9
Corporate pension and other postretirement benefit related (expense) income (2)	0.3	18.5
Acquisition-related charges (3)	3.2	3.7
Acquisition-related gain (4)	(0.9)	(11.1)
Property recoveries and related expenses (5)	—	(5.5)
Gain (loss) on sale of real estate	—	(0.4)
Tax indemnification and related items	0.2	0.5
Total Adjustments	17.1	31.6
Adjusted EBITDA	$718.0	$658.9
Net Debt	$1,207.8	$1,244.3
Ratio of Net Debt to Adjusted EBITDA	1.7	1.9
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

Return on Invested Capital:
Return on Invested Capital is defined as adjusted net operating profit after taxes divided by average invested capital. The Company uses Average Invested Capital as a type of non-GAAP ratio that indicates return on invested capital, which management believes is useful to investors as a measure of return on their investment.

Reconciliation of adjusted net operating profit after taxes, adjusted invested capital and return on adjusted invested capital:

Adjusted Net Operating Profit after Taxes (ANOPAT):
	Twelve Months Ended December 31,
	2021	2020	2019	2018	2017
Adjusted EBITDA (1)	$718.0	$658.9	$726.3	$646.5	$464.8
Less: depreciation and amortization expense (2)	167.0	164.0	159.9	146.0	135.8
Adjusted EBIT	551.0	494.9	566.4	500.5	329.0
Adjusted tax rate	24.0%	25.5%	26.5%	26.5%	30.0%
Calculated income taxes	132.2	126.2	150.1	132.6	98.7
ANOPAT	$418.8	$368.7	$416.3	$367.9	$230.3

Adjusted Invested Capital:
	Twelve Months Ended December 31,
	2021	2020	2019	2018	2017	2016
Total debt	$1,464.9	$1,564.6	$1,730.1	$1,681.6	$962.3	$659.2
Total equity	2,377.7	2,225.2	1,954.8	1,642.7	1,474.9	1,310.9
Invested capital (total debt + total equity)	3,842.6	3,789.8	3,684.9	3,324.3	2,437.2	1,970.1
Invested capital (two-point average)	$3,816.2	$3,737.4	$3,504.6	$2,880.8	$2,203.7

Return on Invested Capital:
	Twelve Months Ended December 31,
	2021	2020	2019	2018	2017
ANOPAT	$418.8	$368.7	$416.3	$367.9	$230.3
Invested capital (two-point average)	3,816.2	3,737.4	3,504.6	2,880.8	2,203.7
Return on invested capital	11.0%	9.9%	11.9%	12.8%	10.5%
(1) Refer to page 40 for reconciliations to the most directly comparable GAAP financial measures.
(2) Depreciation and amortization shown excludes depreciation recognized in reorganization charges, if any.

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
Net of related derivative activity, the Company recognized foreign currency exchange losses resulting from transactions of $9.4 million and $10.0 million for the years ended December 31, 2021 and 2020, respectively, and recognized a gain of $6.1 million for the year ended December 31, 2019. For the year ended December 31, 2021, the Company recorded a negative non-cash foreign currency translation adjustment of $62.3 million that decreased shareholders’ equity, compared with a positive non-cash foreign currency translation adjustment of $97.3 million that increased shareholders’ equity for the year ended December 31, 2020. The foreign currency translation adjustments for the year ended December 31, 2021 were favorably impacted by the weakening of the U.S. dollar relative to other currencies as of December 31, 2021 compared to December 31, 2020.
Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the U.S.
Quarterly Dividend:
On February 11, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per common share. The quarterly dividend will be paid on March 4, 2022 to shareholders of record as of February 22, 2022. This will be the 399th consecutive quarterly dividend paid on the common shares of the Company.
Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2021 Annual Report to Shareholders that are not historical in nature (including the Company’s forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
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

(d)competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products or services by existing and new competitors, competition for skilled labor and new technology that may impact the way the Company’s products are produced, sold or distributed;
(e)changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials and energy; disruptions to the Company's supply chain and logistical issues associated with port closures or congestion, delays or increased costs; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; the effects of government-imposed restrictions and commercial requirements meant to address climate change; and changes in the cost of labor and benefits;
(f)the impact of inflation on employee expenses, shipping costs, raw material costs, energy and fuel costs and other production costs;
(g)the success of the Company’s operating plans, announced programs, initiatives and capital investments; the ability to integrate acquired companies and to address material issues not uncovered during the Company's due diligence review; and the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings, realization of synergies and expected cash flow generation;
(h)the Company’s ability to maintain appropriate relations with unions or works councils that represent Company associates in certain locations in order to avoid disruptions of business and to maintain the continued service of our management and other key employees;
(i)unanticipated litigation, claims, investigations or assessments. This includes: claims, investigations or problems related to intellectual property, product liability or warranty, foreign export and trade laws, government procurement regulations, competition and anti-bribery laws, environmental or health and safety issues, data privacy and taxes;
(j)changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
(k)the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;
(l)the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
(m)those items identified under Item 1A. Risk Factors on pages 8 through 17.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by the Company's international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact from our variable rate debt would be an increase in interest expense of $3.7 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.
Foreign Currency Exchange Rate Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, can impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2021, there were $300.8 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $6.3 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.
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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions, except per share data)
Net sales	$4,132.9	$3,513.2	$3,789.9
Cost of products sold	3,030.4	2,503.3	2,648.1
Gross Profit	1,102.5	1,009.9	1,141.8
Selling, general and administrative expenses	580.5	533.8	618.6
Impairment and restructuring charges	8.9	21.2	6.8
Operating Income	513.1	454.9	516.4
Interest expense	(58.8)	(67.6)	(72.1)
Interest income	2.3	3.7	4.9
Non-service pension and other postretirement income (expense)	18.3	(4.7)	10.2
Other income (expense), net	0.8	(1.1)	13.0
Acquisition-related gain	0.9	11.1	—
Income Before Income Taxes	476.6	396.3	472.4
Provision for income taxes	95.1	103.9	97.7
Net Income	381.5	292.4	374.7
Less: Net income attributable to noncontrolling interest	12.4	7.9	12.6
Net Income Attributable to The Timken Company	$369.1	$284.5	$362.1

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$4.86	$3.78	$4.78

Diluted earnings per share	$4.79	$3.72	$4.71
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
Net Income	$381.5	$292.4	$374.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(63.7)	92.7	(19.9)
Pension and postretirement liability adjustments	(6.8)	(3.5)	66.9
Change in fair value of derivative financial instruments	4.8	(2.4)	(2.0)
Other comprehensive (loss) income, net of tax	(65.7)	86.8	45.0
Comprehensive Income, net of tax	315.8	379.2	419.7
Less: comprehensive income attributable to noncontrolling interest	11.0	3.3	12.4
Comprehensive Income Attributable to The Timken Company	$304.8	$375.9	$407.3
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2021	2020
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$257.1	$320.3
Restricted cash	0.8	0.8
Accounts receivable, less allowances: (2021 - $16.9 million; 2020 - $16.5 million)	626.4	581.1
Unbilled receivables	104.5	110.9
Inventories, net	1,042.7	841.3
Deferred charges and prepaid expenses	32.2	39.9
Other current assets	149.8	106.0
Total Current Assets	2,213.5	2,000.3
Property, Plant and Equipment, Net	1,055.3	1,035.6
Other Assets
Goodwill	1,022.7	1,047.6
Other intangible assets, net	668.8	741.4
Operating lease assets	118.9	118.2
Deferred income taxes	67.6	77.0
Other non-current assets	23.9	21.5
Total Other Assets	1,901.9	2,005.7
Total Assets	$5,170.7	$5,041.6
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$430.0	$351.4
Short-term debt, including current portion of long-term debt	53.8	130.7
Salaries, wages and benefits	136.0	135.7
Income taxes payable	26.2	16.1
Other current liabilities	250.6	214.1
Total Current Liabilities	896.6	848.0
Non-Current Liabilities
Long-term debt	1,411.1	1,433.9
Accrued pension benefits	155.6	163.0
Accrued postretirement benefits	45.8	41.3
Long-term operating lease liabilities	77.6	75.5
Deferred income taxes	121.4	148.7
Other non-current liabilities	84.9	106.0
Total Non-Current Liabilities	1,896.4	1,968.4
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2021 – 77,090,104 shares; 2020 – 75,834,668 shares)
Stated capital	40.7	40.7
Other paid-in capital	786.9	740.7
Retained earnings	1,616.4	1,339.5
Accumulated other comprehensive (loss) income	(23.0)	41.3
Treasury shares at cost (2021 – 1,715,282 shares; 2020 – 158,836 shares)	(126.1)	(9.3)
Total Shareholders’ Equity	2,294.9	2,152.9
Noncontrolling interest	82.8	72.3
Total Equity	2,377.7	2,225.2
Total Liabilities and Equity	$5,170.7	$5,041.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$381.5	$292.4	$374.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167.8	167.1	160.6
Impairment charges	4.5	0.4	2.6
Loss (gain) on sale of assets	1.3	0.9	(4.0)
Acquisition-related gain	(0.9)	(11.1)	—
Deferred income tax benefit	(15.1)	(23.2)	(8.9)
Stock-based compensation expense	20.2	23.2	27.1
Pension and other postretirement (income) expense	(6.6)	17.4	2.2
Pension and other postretirement benefit contributions and payments	(24.5)	(20.6)	(43.4)
Changes in operating assets and liabilities:
Accounts receivable	(55.8)	(20.7)	24.1
Unbilled receivables	6.2	18.5	(12.6)
Inventories	(215.8)	27.4	50.7
Accounts payable, trade	76.7	22.6	19.9
Other accrued expenses	55.2	55.1	(26.8)
Income taxes	8.5	8.5	(14.2)
Other, net	(15.9)	19.7	(1.9)
Net Cash Provided by Operating Activities	387.3	577.6	550.1

Investing Activities
Capital expenditures	(148.3)	(121.6)	(140.6)
Acquisitions, net of cash acquired of $5.9 million in 2019	(7.5)	(24.0)	(226.5)
Proceeds from disposals of property, plant and equipment	0.6	1.5	6.3
Investments in short-term marketable securities, net	(18.0)	(9.4)	(4.1)
Other	(0.6)	—	—
Net Cash Used in Investing Activities	(173.8)	(153.5)	(364.9)

Financing Activities
Cash dividends paid to shareholders	(92.2)	(87.0)	(84.9)
Purchase of treasury shares	(93.0)	(49.3)	(62.7)
Proceeds from exercise of stock options	26.0	37.4	27.5
Payments related to tax withholding for stock-based compensation	(23.8)	(16.0)	(15.4)
Proceeds from long-term debt	325.0	562.0	662.8
Payments on long-term debt	(338.3)	(757.7)	(633.8)
Deferred financing costs	—	(1.7)	(1.9)
Accounts receivable facility financing borrowings	310.9	144.0	25.0
Accounts receivable facility financing payments	(368.9)	(186.0)	—
Short-term debt activity, net	(14.5)	40.1	(17.0)
Noncontrolling interest dividends paid	(0.5)	(16.9)	(0.3)
Net Cash Used in Financing Activities	(269.3)	(331.1)	(100.7)
Effect of exchange rate changes on cash	(7.4)	11.9	(1.4)
(Decrease) Increase In Cash, Cash Equivalents and Restricted Cash	(63.2)	104.9	83.1
Cash, cash equivalents and restricted cash at beginning of year	321.1	216.2	133.1
Cash, Cash Equivalents and Restricted Cash at End of Year	$257.9	$321.1	$216.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
(Dollars in millions, except per share data)	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Non- controlling Interest
Year Ended December 31, 2019
Balance at January 1, 2019	$1,642.7	$53.1	$951.9	$1,630.2	$(95.3)	$(960.3)	$63.1
Net income	374.7			362.1			12.6
Foreign currency translation adjustments	(19.9)				(19.7)		(0.2)
Pension and other postretirement liability adjustments (net of $22.2 million income tax expense)	66.9				66.9
Change in fair value of derivative financial instruments, net of reclassifications	(2.0)				(2.0)
Change in ownership of noncontrolling interest	(0.5)		(10.3)				9.8
Noncontrolling interest acquired	1.8						1.8
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Dividends – $1.12 per share	(84.9)			(84.9)
Stock-based compensation expense	27.1		27.1
Purchase of treasury shares	(62.7)					(62.7)
Stock option exercise activity	27.5		(7.8)			35.3
Restricted share activity	—		(23.3)			23.3
Payments related to tax withholding for stock-based compensation	(15.4)					(15.4)
Balance at December 31, 2019	$1,954.8	$53.1	$937.6	$1,907.4	$(50.1)	$(979.8)	$86.6
Year Ended December 31, 2020
Cumulative effect of ASU 2016-13 (net of $0.2 million income tax benefit)	(0.5)			(0.5)
Net income	292.4			284.5			7.9
Foreign currency translation adjustments	92.7				97.3		(4.6)
Pension and other postretirement liability adjustments (net of $1.1 million income tax benefit)	(3.5)				(3.5)
Change in fair value of derivative financial instruments, net of reclassifications	(2.4)				(2.4)
Change in ownership of noncontrolling interest	0.5						0.5
Noncontrolling interest acquired	(1.0)		1.0				(2.0)
Dividends declared to noncontrolling interest	(16.1)						(16.1)
Treasury stock retirement	—	(12.4)	(213.3)	(764.9)		990.6
Dividends – $1.13 per share	(87.0)			(87.0)
Stock-based compensation expense	23.2		23.2
Purchase of treasury shares	(49.3)					(49.3)
Stock option exercise activity	37.4		16.1			21.3
Restricted share activity	—		(23.9)			23.9
Payments related to tax withholding for stock-based compensation	(16.0)					(16.0)
Balance at December 31, 2020	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
Year Ended December 31, 2021
Net income	381.5			369.1			12.4
Foreign currency translation adjustments	(63.7)				(62.3)		(1.4)
Pension and other postretirement liability adjustments (net of $2.3 million income tax benefit)	(6.8)				(6.8)
Change in fair value of derivative financial instruments, net of reclassifications	4.8				4.8
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Dividends – $1.19 per share	(92.2)			(92.2)
Stock-based compensation expense	20.2		20.2
Purchase of treasury shares	(93.0)					(93.0)
Stock option exercise activity	26.0		26.0
Payments related to tax withholding for stock-based compensation	(23.8)					(23.8)
Balance at December 31, 2021	$2,377.7	$40.7	$786.9	$1,616.4	$(23.0)	$(126.1)	$82.8
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
Revenue is generally recognized as performance obligations under the terms of a contract with a customer of the Company are satisfied. Of the Company's revenue, approximately 85% to 90% is from fixed-price contracts and continues to be recognized as of a point in time when products are shipped from the Company's manufacturing or distribution facilities or at a later point in time when control of the products transfers to the customer. The Company recognizes approximately 10% to 15% of revenue over time for services and certain sales of customer-specific product as it satisfies the performance obligations because of the continuous transfer of control to the customer, supported as follows:
•For certain service contracts, this continuous transfer of control to the customer occurs as the Company's service enhances assets that the customer owns and controls at all times, and the Company is contractually entitled to payment for work performed to date plus a reasonable margin.
•For U.S. government contracts, the customer is allowed to unilaterally terminate the contract for convenience, and is required to pay the Company for costs incurred plus a reasonable margin and can take control of any work in process.
•For certain non-U.S. government contracts involving customer-specific products, the customer controls the work in process based on contractual termination clauses or restrictions on the Company's use of the product, and the Company possesses a right to payment for work performed to date plus a reasonable margin.
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
The pricing and payment terms for non-U.S. government contracts are based on the Company's standard terms and conditions or the result of specific negotiations with each customer. The Company's standard terms and conditions require payment 45 to 75 days from the invoice date, but the timing of payment for specific negotiated terms may vary. The Company also has both prime and subcontracts in support of the provision of goods and services to the U.S. government. Certain of these contracts are subject to the Federal Acquisition Regulation ("FAR") and are priced based on competitive market prices. Under the payment terms of certain of those U.S. government fixed-price contracts, the customer pays the Company performance-based payments, which are interim payments of up to 90% of the costs incurred to date based on quantifiable measures of performance or on the achievement of specified events or milestones. Because the customer retains a portion of the contract price until completion of such contracts, certain of these U.S. government fixed-price contracts result in revenue recognized in excess of billings, which is presented within "Unbilled receivables" on the Consolidated Balance Sheets. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Note 1 - Significant Accounting Policies (continued)
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. As a practical expedient, the Company may exclude an assessment of whether promised goods or services are performance obligations, if such promised goods and services are immaterial to the customer contract taken as a whole, and combine these with other performance obligations. The Company has also elected not to adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Finally, the Company's policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.
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
Restricted Cash:
Cash of $0.8 million at December 31, 2021 and 2020, respectively, was restricted for contractually specified uses.
Accounts Receivable, Less Allowances:
Accounts receivable, less allowances on the Consolidated Balance Sheets include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance is based upon historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk. The Company extends credit to customers satisfying pre-defined credit criteria. The Company believes it has limited concentration of credit risk due to the diversity of its customer base.

Unbilled Receivables:
Unbilled receivables on the Consolidated Balance Sheets primarily include unbilled amounts typically resulting from sales under long-term contracts when the following conditions exist: (i) cost-to-cost method of revenue recognition is utilized; (ii) the revenue recognized exceeds the amount billed to the customer; and (iii) the right to payment is generally subject to the passage of time as milestones are achieved. The amounts recorded for unbilled receivables do not exceed their net realizable value.

Note 1 - Significant Accounting Policies (continued)
Inventories:
Inventories are valued at the lower of cost or net realizable value, with approximately 59% valued by the FIFO method and the remaining 41% valued by the LIFO method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method.
Investments:
Short-term investments are investments with maturities between three months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2021 and 2020 with a fair value and cost basis of $56.9 million and $37.6 million, respectively, which were included in "Other current assets" on the Consolidated Balance Sheets.
Property, Plant and Equipment:
Property, plant and equipment, net on the Consolidated Balance Sheets is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed by the straight-line method based upon the estimated useful lives of the assets. The useful lives are 10 to 30 years for buildings, three to 10 years for computer software and three to 20 years for machinery and equipment.
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
Leases:
The Company determines if any arrangement is a lease at the inception of a contract. For leases where the Company is the lessee, it recognizes lease assets and related lease liabilities at the lease commencement date based on the present value of lease payments over the lease term. Most of the Company’s leases do not provide an implicit interest rate. As a result, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease assets also consist of amounts for favorable or unfavorable lease terms related to acquisitions. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. A lease asset and lease liability are not recorded for leases with an initial term of 12 months or less, and the lease expense related to these leases is recognized as incurred over the lease term.
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

Note 1 - Significant Accounting Policies (continued)
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
Income Taxes:
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not those assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has elected to account for Global Intangible Low Tax ("GILTI") as a period cost.
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Translation adjustments for assets and liabilities are reflected as a separate component of accumulated other comprehensive loss (income). Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income. Net of related derivative activity, the Company recognized foreign currency exchange losses resulting from transactions of $9.4 million and $10.0 million for the years ended December 31, 2021 and 2020, respectively, and a gain of $6.1 million for the year ended December 31, 2019.
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
Stock-Based Compensation:
The Company recognizes stock-based compensation expense over the related vesting period of the awards based on the fair value on the grant date. Stock options are issued with an exercise price equal to the opening market price of Timken common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The fair value of stock-based awards that will settle in Timken common shares, other than stock options, is based on the opening market price of Timken common shares on the grant date. The fair value of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards. The Company recognizes forfeitures on stock-based awards as they occur. In addition, the Company’s share grants provide for the payment of dividends to employees and the Board of Directors upon vesting; these dividends are charged to retained earnings when paid.
Earnings Per Share:
Certain unvested restricted share grants provide for the payment of non-forfeitable dividends. The Company considers these awards as participating securities. Earnings per share are computed using the two-class method. Basic earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of outstanding stock-based awards.

Note 1 - Significant Accounting Policies (continued)
Derivative Instruments:
The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive loss (income) until the hedged item is recognized in earnings. The Company’s holdings of forward foreign currency exchange contracts qualify as derivatives pursuant to the criteria established in derivative accounting guidance, and the Company has designated certain of those derivatives as hedges.
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
Recent Accounting Pronouncements:
New Accounting Guidance Adopted:
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which is intended to reduce complexity in the accounting for income taxes while maintaining or improving the usefulness of information provided to financial statement users. The guidance amends certain existing provisions under ASC 740 to address a number of distinct items. This standard was effective for public companies in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 effective January 1, 2021, and the impact of the adoption was not material to the Company's results of operations and financial condition.
New Accounting Guidance Issued and Not Yet Adopted:
In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832)." ASU 2021-10 is intended to increase transparency of government assistance by requiring entities to disclose the types of government assistance, the entity's accounting for government assistance, and the effect of the government assistance on an entity's financial statements. This new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new guidance on its disclosures.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. This new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to early adopt this guidance in the first quarter of 2022. The impact of the new guidance on the Company's Consolidated Financial Statements and related disclosures will depend on the magnitude of future acquisitions.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis.

Note 2 - Acquisitions
On August 20, 2021, the Company completed the acquisition of the assets of iMS, a manufacturer of industrial robotics and automation solutions, with annual sales of approximately $6.0 million. iMS is headquartered in Norton Shores, Michigan. The purchase price for this acquisition was $7.7 million. In addition, the seller has the opportunity to earn $3.0 million of contingent performance-based consideration between January 1, 2022 and June 30, 2024. This additional component will be accounted for as compensation expense over that period because the payment is contingent in part upon the continued employment of a former owner of the business. Based on markets and customers served, results for iMS are primarily reported in the Process Industries segment.
On November 30, 2020, the Company completed the acquisition of the assets of Aurora. With annual sales of approximately $30 million, Aurora serves a diverse range of industrial sectors, including aerospace and defense, racing, off-highway equipment and packaging. Aurora is headquartered in Montgomery, Illinois. The total purchase price for this acquisition was $17.1 million, including a post-closing net working capital adjustment. Based on markets and customers served, results for Aurora are reported in both the Mobile Industries segment and the Process Industries segment.

The purchase price allocations at fair value, net of cash acquired, for 2021 and 2020 acquisitions as of December 31, 2021 and 2020 are presented below:

	2021	2020
Assets:
Accounts receivable	$0.2	$2.7
Inventories	1.1	16.9
Other current assets	—	0.1
Property, plant and equipment	0.6	10.9
Operating lease assets	0.2	—
Goodwill	5.4	—
Other intangible assets	2.2	—
Total assets acquired	$9.7	$30.6
Liabilities:
Accounts payable, trade	$0.3	$0.8
Other current liabilities	—	0.5
Accrued postretirement liability	1.5	—
Long-term operating lease liabilities	0.2	—
Total liabilities assumed	$2.0	$1.3
Net assets acquired	$7.7	$29.3
Cash flow reconciling items:
Working capital adjustment related to 2019 acquisitions paid in 2020	—	6.7
Working capital adjustment related to 2020 acquisition received in 2021	(0.2)	—
Bargain purchase price gain	—	(12.0)
Cash paid for acquisitions, net of cash acquired	$7.5	$24.0
As a result of applying the accounting rules on business combinations, the Company recognized a bargain purchase price gain of $11.1 million in 2020 on the acquisition of Aurora. In April 2021, the Company received $0.2 million for a working capital adjustment to the purchase price for Aurora in accordance with the purchase agreement. This adjustment, as well as other measurement period adjustments recorded in 2021, resulted in an additional purchase price gain of $0.9 million recognized in 2021. The Company believes it was able to negotiate a bargain purchase price for the business due to some historic operational performance challenges, as well as the seller’s desire to exit the business in an expedited manner in an exclusive process with the Company.

In April 2020, the Company paid $6.7 million for a working capital adjustment to the purchase price for BEKA Lubrication ("BEKA") in accordance with the purchase agreement. This adjustment, as well as other measurement period adjustments recorded in 2020, resulted in an $8.4 million increase to goodwill.

Note 2 - Acquisitions (continued)
The amounts for 2021 in the table above represent the preliminary purchase price allocations for iMS. These purchase price allocations, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained. As of December 31, 2021, the purchase price allocation for iMS is preliminary as it relates to certain working capital items, including the valuation of inventory and deferred revenue. During the measurement period for this acquisition, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.
No intangible assets were acquired in 2020. The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2021:

	2021
		Weighted- Average Life
Technology and know-how	$1.5	19 years
Customer Relationships	0.5	2 years
Non-Competes	0.2	5 years
Total intangible assets	$2.2

Note 3 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021
	Mobile	Process	Total
United States	$950.9	$782.7	$1,733.6
Americas excluding United States	207.3	188.4	395.7
Europe / Middle East / Africa	487.8	540.3	1,028.1
China	125.8	486.1	611.9
Asia-Pacific excluding China	193.9	169.7	363.6
Net sales	$1,965.7	$2,167.2	$4,132.9

	December 31, 2020
	Mobile	Process	Total
United States	$853.8	$699.6	$1,553.4
Americas excluding United States	168.1	138.0	306.1
Europe / Middle East / Africa	389.9	457.0	846.9
China	102.2	421.0	523.2
Asia-Pacific excluding China	157.6	126.0	283.6
Net sales	$1,671.6	$1,841.6	$3,513.2

	December 31, 2019
	Mobile	Process	Total
United States	$1,007.1	$821.0	$1,828.1
Americas excluding United States	209.6	167.7	377.3
Europe / Middle East / Africa	390.8	489.2	880.0
China	92.1	268.5	360.6
Asia-Pacific excluding China	194.3	149.6	343.9
Net sales	$1,893.9	$1,896.0	$3,789.9
When reviewing revenues by sales channel, the Company separates net sales to OEMs from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the years ended December 31, 2021 and December 31, 2020:

Revenue by sales channel	December 31, 2021	December 31, 2020
Original equipment manufacturers	60%	60%
Distribution/end users	40%	40%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the years ended December 31, 2021 and December 31, 2020, approximately 9% and 11%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% of total net sales represented service revenue in 2021 and 2020, respectively. Finally, business with the U.S. government or its contractors represented approximately 7% of total net sales for 2021 and 2020, respectively.

Note 3 - Revenue (continued)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $234.1 million at December 31, 2021.
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the year ended December 31, 2021:

December 31, 2021
Beginning balance, January 1	$110.9
Additional unbilled revenue recognized	383.0
Less: amounts billed to customers	(389.4)
Ending balance	$104.5
There were no impairment losses recorded on unbilled receivables for the year ended December 31, 2021.
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
Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2021	2020	2019
Net sales to external customers:
Mobile Industries	$1,965.7	$1,671.6	$1,893.9
Process Industries	2,167.2	1,841.6	1,896.0
	$4,132.9	$3,513.2	$3,789.9
Segment EBITDA:
Mobile Industries	$240.1	$232.5	$284.9
Process Industries	506.3	442.9	466.6
Total EBITDA, for reportable segments	$746.4	$675.4	$751.5
Unallocated corporate expense	(46.1)	(40.7)	(55.4)
Corporate pension and other postretirement benefit related (expense) income (1)	(0.3)	(18.5)	4.1
Acquisition-related gain (2)	0.9	11.1	—
Depreciation and amortization	(167.8)	(167.1)	(160.6)
Interest expense	(58.8)	(67.6)	(72.1)
Interest income	2.3	3.7	4.9
Income before income taxes	$476.6	$396.3	$472.4
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

	2021	2020
Assets employed at year-end:
Mobile Industries	$2,216.4	$2,082.2
Process Industries	2,548.3	2,482.6
Corporate (2)	406.0	476.8
	$5,170.7	$5,041.6
(2) Corporate assets include corporate buildings and cash and cash equivalents.

Note 4 - Segment Information (continued)

	2021	2020	2019
Capital expenditures:
Mobile Industries	$52.3	$70.5	$74.2
Process Industries	95.4	50.1	65.3
Corporate	0.6	1.0	1.1
	$148.3	$121.6	$140.6
Depreciation and amortization:
Mobile Industries	$80.1	$79.7	$73.6
Process Industries	86.6	86.6	86.2
Corporate	1.1	0.8	0.8
	$167.8	$167.1	$160.6
Geographic Financial Information:

	2021	2020
Property, Plant and Equipment, net:
United States	$398.2	$401.8
China	235.3	196.4
India	142.9	140.0
Romania	112.1	118.0
Rest of world	166.8	179.4
	$1,055.3	$1,035.6
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
Income before income taxes:

	2021	2020	2019
United States	$125.8	$144.1	$190.7
Non-United States	350.8	252.2	281.7
Income before income taxes	$476.6	$396.3	$472.4
The provision for income taxes consisted of the following:

	2021	2020	2019
Current:
Federal	$8.1	$40.3	$20.8
State and local	3.9	7.9	4.8
Foreign	98.2	78.9	81.0
	$110.2	$127.1	$106.6
Deferred:
Federal	$(5.2)	$(19.5)	$39.8
State and local	(3.4)	(1.3)	6.5
Foreign	(6.5)	(2.4)	(55.2)
	$(15.1)	$(23.2)	$(8.9)
United States and foreign tax provision on income	$95.1	$103.9	$97.7
The Company made net income tax payments of $100.7 million, $119.3 million and $118.6 million in 2021, 2020 and 2019, respectively.
The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes:

	2021	2020	2019
Income tax at the U.S. federal statutory rate	$100.1	$83.2	$99.2
Adjustments:
State and local income taxes, net of federal tax benefit	4.0	4.8	7.4
Tax on foreign remittances and U.S. tax on foreign income	15.4	22.5	26.4
Tax expense related to undistributed earnings of foreign subsidiaries	0.1	0.1	6.0
Foreign losses without current tax benefits	2.6	2.5	3.2
Foreign earnings taxed at different rates including tax holidays	15.4	11.1	12.6
U.S. foreign tax credit	(11.5)	(13.8)	(18.3)
Accruals and settlements related to tax audits	(7.7)	3.4	11.1
Valuation allowance changes	(7.8)	(0.7)	(44.5)
Deferred taxes related to branch operations	—	—	5.3
Stock based compensation	(8.1)	(3.1)	(1.8)
Other tax rate change	(1.7)	0.8	(5.0)
Other items, net	(5.7)	(6.9)	(3.9)
Provision for income taxes	$95.1	$103.9	$97.7
Effective income tax rate	20.0%	26.2%	20.7%

Note 5 - Income Taxes (continued)
The Company released $7.8 million of foreign valuation allowance for the year ended December 31, 2021, which relates to a valuation allowance that was recorded against Chinese net operating loss carryforwards. Once established, the valuation allowance is released when, based on the weight of all available evidence, management concludes that related deferred tax assets are more likely than not to be realized. Management concluded in the fourth quarter of 2021 that there was sufficient evidence to release the valuation allowance.

For the year ended December 31, 2019, the Company released $44.5 million of foreign valuation allowances, $40.7 million of which relates to the valuation allowance that was recorded against German indefinite-lived loss carryforwards and pension deferred tax assets. As a result of the execution of a tax planning strategy in the fourth quarter of 2019, management reached this conclusion and accordingly released the valuation allowance. Because the local German entity is treated as a branch under U.S. tax law, the valuation allowance release was partially offset by income tax expense of $5.3 million related to a U.S. deferred tax liability.
There are no changes to the Company’s assertion about its permanent reinvestment in undistributed foreign earnings. The Company recorded $0.1 million of income tax expense related to foreign withholding taxes on planned one-time distribution for the years ended December 31, 2021 and 2020, respectively. No additional deferred taxes have been recorded for any other outside basis differences as these amounts continue to be indefinitely reinvested in foreign operations. The amounts of undistributed foreign earnings were $1,249.1 million and $810.3 million at December 31, 2021 and December 31, 2020, respectively. It is not practicable to calculate the additional taxes that might be payable on such unremitted earnings due to the variety of circumstances and tax laws applicable at the time of distribution.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2021 and 2020 was as follows:

	2021	2020
Deferred tax assets:
Accrued postretirement benefits cost	$12.4	$15.4
Accrued pension cost	49.9	57.4
Other employee benefit accruals	15.7	11.0
Tax loss and credit carryforwards	83.2	90.2
Other, net	63.9	46.7
Valuation allowances	(31.0)	(36.7)
	$194.1	$184.0
Deferred tax liabilities - principally depreciation and amortization	(247.9)	(255.7)
Net deferred tax liabilities	$(53.8)	$(71.7)
The Company has U.S. federal and state tax credit and loss carryforwards with tax benefits totaling $8.6 million, portions of which will expire in 2022 and continue until 2039. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $74.5 million, portions of which will expire in 2022 while others will be carried forward indefinitely. The Company has provided valuation allowances of $31.0 million against certain of these carryforwards. A majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law for which deferred taxes have been recorded.

Note 5 - Income Taxes (continued)
As of December 31, 2021, the Company had $36.1 million of total gross unrecognized tax benefits, $30.7 million of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2021, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $3.2 million during the next 12 months. The potential decrease would primarily be driven by settlements with tax authorities and the expiration of various applicable statutes of limitation. As of December 31, 2021, the Company had accrued $8.9 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
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
The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Beginning balance, January 1	$45.6	$38.9	$26.0
Tax positions related to the current year:
Additions	1.6	2.2	3.6
Tax positions related to prior years:
Additions	3.7	8.7	11.7
Reductions	(8.1)	(1.0)	(1.1)
Settlements with tax authorities	(1.7)	(0.3)	(1.2)
Lapses in statutes of limitation	(5.0)	(2.9)	(0.1)
Ending balance, December 31	$36.1	$45.6	$38.9
During 2021, gross unrecognized tax benefits decreased primarily for releases of accruals related to closing agreements and lapses in statute of limitations for the U.S. and a favorable non-U.S. transfer pricing settlement. These decreases were partially offset by accruals for uncertain tax positions related to non-U.S. non-deductible expenses.
During 2020, gross unrecognized tax benefits increased primarily for additional accruals for uncertain tax positions related to non-U.S. transfer pricing along with prior year tax matters in multiple jurisdictions related to previous acquisitions and non-deductible expenses. These increases were partially offset by releases of accrual for lapses in statutes of limitations.
During 2019, gross unrecognized tax benefits increased primarily for additional accruals for uncertain tax positions related to The Tax Cut and Jobs Act of 2017 along with prior year tax matters in multiple jurisdictions related to acquisitions. These increases were partially offset by settlements with the tax authorities for prior year tax matters related to the Company’s foreign operations.
As of December 31, 2021 the Company is subject to examination by the IRS for tax years 2017 to the present. The Company also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2014 to the present, as well as various foreign tax jurisdictions, including Mexico, China, Poland, France, Germany and India for tax years as early as 1999 to the present. The Company’s unrecognized tax benefits are presented on the Consolidated Balance Sheets as a component of other non-current liabilities, or in certain instances, as a reduction to deferred income taxes.

Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Numerator:
Net income attributable to The Timken Company	$369.1	$284.5	$362.1
Less: undistributed earnings allocated to nonvested stock	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$369.1	$284.5	$362.1
Denominator:
Weighted average number of shares outstanding - basic	75,885,316	75,354,280	75,758,123
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,121,273	1,047,086	1,138,442
Weighted average number of shares outstanding, assuming dilution of stock options and awards	77,006,589	76,401,366	76,896,565
Basic earnings per share	$4.86	$3.78	$4.78
Diluted earnings per share	$4.79	$3.72	$4.71
The dilutive effect of stock options and awards includes all outstanding stock options and awards except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. The antidilutive stock options outstanding were zero, 676,627 and 1,016,435 during 2021, 2020 and 2019, respectively.
Note 7 - Inventories
The components of inventories at December 31, 2021 and 2020 were as follows:

	2021	2020
Manufacturing supplies	$38.0	$34.8
Raw materials	121.8	99.5
Work in process	418.4	320.3
Finished products	527.8	441.2
Subtotal	$1,106.0	$895.8
Allowance for surplus and obsolete inventory	(63.3)	(54.5)
Total Inventories, net	$1,042.7	$841.3
Inventories at December 31, 2021 valued on the FIFO cost method were 59% and the remaining 41% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $199.4 million and $172.1 million greater at December 31, 2021 and 2020, respectively. The Company recognized an increase in its LIFO reserve of $27.3 million during 2021, compared to an increase in its LIFO reserve of $3.2 million during 2020. The increase in inventories from 2020 was primarily due to higher demand levels and longer supply chain lead times.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2021 and 2020 were as follows:

	2021	2020
Land and buildings	$554.1	$535.3
Machinery and equipment	2,252.4	2,206.2
Subtotal	$2,806.5	$2,741.5
Less: accumulated depreciation	(1,751.2)	(1,705.9)
Property, Plant and Equipment, net	$1,055.3	$1,035.6
Total depreciation expense was $113.3 million, $110.9 million and $103.3 million in 2021, 2020 and 2019, respectively.
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
The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has four reporting units and the Process Industries segment has two reporting units. Changes in the carrying value of goodwill were as follows:
Year ended December 31, 2021:

	Mobile Industries	Process Industries	Total
Beginning Balance	$384.6	$663.0	$1,047.6
Acquisitions	—	5.4	5.4
Foreign currency translation adjustments	(12.9)	(17.4)	(30.3)
Ending Balance	$371.7	$651.0	$1,022.7
The acquisition of iMS added $5.4 million of goodwill. The goodwill for iMS is expected to be 100% tax deductible.
Year ended December 31, 2020:

	Mobile Industries	Process Industries	Total
Beginning Balance	$361.3	$632.4	$993.7
Acquisitions	5.6	2.8	8.4
Foreign currency translation adjustments and other changes	17.7	27.8	45.5
Ending Balance	$384.6	$663.0	$1,047.6
In 2020, the $8.4 million addition from acquisitions was the result of the measurement period adjustments related to the 2019 acquisitions of BEKA and The Diamond Chain Company ("Diamond Chain"), bringing total goodwill to $52.6 million for these acquisitions. Approximately $19.0 million of this amount was tax deductible.
No material goodwill impairment losses were recorded in 2021, 2020 or 2019.

Note 9 - Goodwill and Other Intangible Assets (continued)
Intangible Assets:
The following table displays intangible assets as of December 31, 2021 and 2020:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$518.1	$(189.3)	$328.8	$532.2	$(161.9)	$370.3
Technology and know-how	270.7	(86.6)	184.1	277.2	(72.0)	205.2
Trade names	14.3	(9.6)	4.7	14.2	(8.8)	5.4
Capitalized Software	280.0	(261.3)	18.7	276.4	(254.6)	21.8
Other	4.7	(3.6)	1.1	4.7	(3.7)	1.0
	$1,087.8	$(550.4)	$537.4	$1,104.7	$(501.0)	$603.7
Intangible assets not subject to amortization:
Trade names	$122.7		$122.7	$129.0		$129.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$131.4		$131.4	$137.7		$137.7
Total intangible assets	$1,219.2	$(550.4)	$668.8	$1,242.4	$(501.0)	$741.4
Amortization expense for intangible assets was $54.5 million, $56.2 million and $57.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense included $46.8 million, $47.3 million and $46.7 million related to intangible assets acquired as part of a business combination for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for intangible assets is estimated to be approximately $49.1 million in 2022, $46.1 million in 2023, $44.0 million in 2024, $42.8 million in 2025 and $41.4 million in 2026. Substantially all amortization expense for intangible assets is recorded in Cost of product sold on the Consolidated Statements of Income.
Note 10 - Other Current Liabilities

The following table displays other current liabilities as of December 31, 2021 and 2020:

(Dollars in millions)	December 31,
	2021	2020
Sales rebates	$70.3	$41.1
Product warranty	11.7	9.4
Operating lease liabilities	26.2	27.2
Professional fees	10.8	9.6
Restructuring	7.0	8.0
Taxes other than income and payroll taxes	16.0	15.7
Interest	10.8	10.8
Other	97.8	92.3
Total Current Liabilities	$250.6	$214.1

Note 11 - Leasing
The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.
Lease expense for the years ended December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Operating lease expense	$34.1	$36.0
Amortization of right-of-use assets on finance leases	2.3	1.5
Total lease expense	$36.4	$37.5
The following tables present the impact of leasing on the Consolidated Balance Sheet.

Operating Leases	December 31, 2021	December 31, 2020
Lease assets:
Operating lease assets	$118.9	$118.2
Lease liabilities:
Short-term operating lease liabilities	$26.2	$27.2
Long-term operating lease liabilities	77.6	75.5
Total operating lease liabilities	$103.8	$102.7

Finance Leases	December 31, 2021	December 31, 2020
Lease assets:
Property, plant and equipment, net	$5.3	$5.3
Lease liabilities:
Current portion of long-term debt	$1.4	$0.8
Long-term debt	2.9	2.9
Total finance lease liabilities	$4.3	$3.7
Future minimum lease payments under non-cancellable leases at December 31, 2021 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2022	$29.2	$2.0
2023	22.1	1.2
2024	16.1	0.7
2025	13.2	0.4
2026	10.5	0.1
Thereafter	25.5	—
Total future minimum lease payments	$116.6	$4.4
Less: imputed interest	(12.8)	(0.1)
Total	$103.8	$4.3
.

Note 11 - Leasing (continued)
The following tables present other information related to leases:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32.9	$35.7
Financing cash flows from finance leases	2.2	1.2
Lease assets added in the period:
Operating leases	$22.9	$39.9
Finance leases	1.2	0.9

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	5.4 years	5.1 years
Finance leases	2.9 years	2.9 years
Weighted-average discount rate:
Operating leases	3.30%	3.69%
Finance leases	2.71%	2.55%
Note 12 - Financing Arrangements
Short-term debt as of December 31, 2021 and 2020 was as follows:

	2021	2020
Variable-rate Accounts Receivable Facility with an interest rate of 0.96% at December 31, 2020	$—	$58.0
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.50% to 2.00% at December 31, 2021 and 0.24% to 1.75% at December 31, 2020	42.6	61.8
Short-term debt	$42.6	$119.8

The Company renewed the Accounts Receivable Facility on November 30, 2021. The $100.0 million facility matures on November 30, 2024. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $92.0 million at December 31, 2021. As of December 31, 2021, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The interest rate was 0.9%, 1.0% and 2.8% at December 31, 2021, 2020 and 2019, respectively.
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $295.3 million in the aggregate. Most of these lines of credit are uncommitted. At December 31, 2021, the Company’s foreign subsidiaries had borrowings outstanding of $42.6 million and bank guarantees of $0.4 million, which reduced the aggregate availability under these facilities to $252.3 million. The weighted-average interest rate on these lines of credit during the year were 0.8%, 0.6% and 0.5% in 2021, 2020 and 2019, respectively. The increase in the weighted-average interest rate was primarily due to a higher borrowing rates. The weighted-average interest rate on lines of credit outstanding at December 31, 2021 and 2020 was 0.6% and 0.8%, respectively.

Note 12 - Financing Arrangements (continued)
Long-term debt as of December 31, 2021 and 2020 was as follows:

	2021	2020
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 1.09% and Euro of 1.00% at December 31, 2021 and 2.01% and 1.48%, respectively, at December 31, 2020	$9.0	$9.7
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 1.23% at December 31, 2021 and of 1.63% at December 31, 2020.	321.1	329.6
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.5	349.0
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	170.3	182.9
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.9	396.5
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.7	154.7
Fixed-rate Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	15.8	18.8
Other	5.0	3.6
Total debt	$1,422.3	$1,444.8
Less current maturities	11.2	10.9
Long-term debt	$1,411.1	$1,433.9
(1) Net of discount and fees
The Company entered into the Senior Credit Facility on June 25, 2019. The Senior Credit Facility amends and restates the Company's previous credit agreement, dated as of June 19, 2015. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At December 31, 2021, the Company had $9.0 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $641.0 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. On May 27, 2020, the Senior Credit Facility was amended to, among other things, effectively increase the limit with respect to the consolidated leverage ratio. As amended, the consolidated leverage ratio was calculated using a net debt construct, netting unrestricted cash in excess of $25 million, instead of total debt. The change to the consolidated leverage ratio calculation was effective through June 30, 2021. In the third quarter of 2021, the calculation of the consolidated leverage ratio under the Senior Credit Facility reverted back to a total debt construct.
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
On September 18, 2017, the Company entered into the €100 million variable-rate term loan that matured on September 18, 2020 (the "2020 Term Loan"). Upon the final payment during the third quarter of 2020, the Company fully repaid the 2020 Term Loan.
At December 31, 2021, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2021, outstanding letters of credit totaled $42.8 million, primarily having expiration dates within 12 months.

Note 12 - Financing Arrangements (continued)
The maturities of long-term debt (including $4.3 million of finance leases) for the five years subsequent to December 31, 2021 are as follows:

Year
2022	$11.2
2023	9.8
2024	305.3
2025	359.3
2026	1.0
Thereafter	735.7
Interest paid was $56.5 million in 2021, $65.2 million in 2020 and $67.4 million in 2019. This differs from interest expense due to the timing of payments, the amortization of deferred financing fees and interest capitalized of $2.6 million in 2021, $1.5 million in 2020 and $1.1 million in 2019.

Note 13 - Contingencies
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
The Company had total environmental accruals of $6.0 million and $5.3 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2021 and 2020, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain products. The product warranty liability included in other current liabilities on the Consolidated Balance Sheets for 2021 and 2020 was $11.7 million and $9.4 million, respectively. The increase in the liability during 2021 primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims and expected trends that continue to mature. Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.
The following is a rollforward of the consolidated product warranty accrual at December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021	December 31, 2020
Beginning balance, January 1	$9.4	$7.5
Expense	10.1	9.4
Payments	(7.8)	(7.5)
Ending balance	$11.7	$9.4

Note 14 - Stock Compensation
Under its long-term incentive plan, the Company's common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors and other key employees. Grants can take the form of performance- or time-based restricted stock units, deferred shares and stock options. A summary of the awards granted in 2021 is presented below:

	Expected to be Settled in Equity	Expected to be Settled in Cash	Total Awards Granted
Performance-based restricted stock units	171,615	6,390	178,005
Time-based restricted stock units	131,115	4,320	135,435
Deferred shares	4,100	1,250	5,350
Performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and cliff vest three years from the date of grant. Time-based restricted stock units generally vest in 25% increments annually beginning on the first anniversary of the grant. Deferred shares generally cliff vest five years from the date of grant. For time-based restricted stock units that are expected to settle in cash, the Company had $0.9 million and $1.0 million accrued in salaries, wages and benefits as of December 31, 2021 and 2020, respectively, on the Consolidated Balance Sheets.
A summary of stock award activity, including performance-based restricted stock units, time-based restricted stock units and deferred shares that will settle in common shares for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	1,125,472	$46.50
Granted - new awards	306,830	75.57
Adjusted for performance results achieved (1)	181,933	44.65
Vested	(577,948)	44.18
Canceled or expired	(42,316)	56.55
Outstanding - end of year	993,971	$56.06
(1) Adjustments for the number of shares vested under the 2018 awards at the end of the three-year period ended December 31, 2020 being higher than the target number of shares.
As of December 31, 2021, a total of 993,971 stock awards have been awarded that have not yet vested. The Company distributed shares totaling 577,948 in 2021, 557,590 in 2020 and 539,396 in 2019 due to the vesting of stock awards. The grant date fair value of these vested shares was $25.5 million, $24.4 million and $17.3 million, respectively. The Company recognized compensation expense of $18.2 million, $19.6 million and $22.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, relating to performance-based restricted stock units, time-based restricted stock units, deferred shares and restricted shares.
In addition to performance-based restricted stock units, time-based restricted stock units and deferred shares, the Company has granted stock option awards to officers and key employees. Stock options typically have a ten-year term and generally vest in 25% increments beginning annually on the first anniversary date of grant.

Note 14 - Stock Compensation (continued)
During 2021, 2020 and 2019, the Company recognized stock-based compensation expense of $2.0 million ($1.5 million after tax or $0.02 per diluted share), $3.6 million ($2.7 million after tax or $0.04 per diluted share) and $4.9 million ($3.7 million after tax or $0.05 per diluted share), respectively, for stock option awards.
Beginning in 2020, the Company discontinued the use of nonqualified stock options. As such, there were no stock option awards granted in 2021 or 2020. The fair value of stock option awards granted in 2019 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

2019
Weighted-average fair value per option	$9.58
Risk-free interest rate	2.46%
Dividend yield	2.52%
Expected stock volatility	28.29%
Expected life	5 years
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
A summary of stock option award activity for the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	1,904,749	$40.53
Exercised	(674,705)	38.55
Canceled or expired	(12,099)	43.16
Outstanding - end of year	1,217,945	$41.59	7 years	$33.7
Options expected to vest	1,217,945	41.59	7 years	33.7
Options exercisable	890,855	41.00	6 years	25.2
The total intrinsic value of stock option awards exercised during the years ended December 31, 2021, 2020 and 2019 was $29.4 million, $20.7 million and $13.4 million, respectively. Net cash proceeds from the exercise of stock option awards were $26.0 million, $37.4 million and $27.5 million, respectively.
As of December 31, 2021, the Company had unrecognized compensation expense of $23.4 million related to stock options and stock awards, which is expected to be recognized over a total weighted-average period of two years. There were 6.4 million shares available for future grants for all plans at December 31, 2021.

Note 15 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:
Year ended December 31, 2021:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$1.1	$3.4	$—	$4.5
Severance and related benefit costs	1.7	0.9	—	2.6
Exit costs	1.4	0.4	—	1.8
Total	$4.2	$4.7	$—	$8.9
Year ended December 31, 2020:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$0.2	$0.2	$—	$0.4
Severance and related benefit costs	8.2	11.0	0.4	19.6
Exit costs	0.6	0.6	—	1.2
Total	$9.0	$11.8	$0.4	$21.2
Year ended December 31, 2019:

	Mobile Industries	Process Industries	Unallocated Corporate	Total
Impairment charges	$1.8	$0.8	$—	$2.6
Severance and related benefit costs	1.6	0.9	0.5	3.0
Exit costs	0.2	1.0	—	1.2
Total	$3.6	$2.7	$0.5	$6.8
The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
COVID-19 Pandemic Cost Reduction Initiatives:
During 2020, the Company recorded severance and related benefit costs of $12.0 million to eliminate approximately 200 salaried positions to align current employment levels with customer demand. Of the $12.0 million charge, $5.8 million related to the Mobile Industries segment, $5.8 million related to the Process Industries segment and $0.4 million related to Unallocated Corporate.
Mobile Industries:
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company will be transferring the manufacturing of its single-row tapered roller bearing production to other bearing facilities in Europe, Asia and the United States. The Company expects to complete the closure by June of 2022 and is expected to affect approximately 110 employees. The Company expects to incur approximately $9 million to $11 million of expenses related to this closure. During 2021, the Company recorded impairment charges of $1.0 million, severance and related benefit costs of $1.8 million and exit costs of $1.1 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $6.5 million as of December 31, 2021, including rationalization costs recorded in cost of products sold. On January 31, 2022, the Company entered into an agreement to sell this facility with the sale expected to close in the fourth quarter of 2022.

Note 15 - Impairment and Restructuring Charges (continued)
On October 16, 2019, the Company announced the reorganization of its bearing plant in Gaffney, South Carolina. The Company transferred its high-volume bearing production and roller production to other Timken manufacturing facilities in the U.S. The transfer of these operations was substantially completed by the end of the third quarter of 2020 and is expected to affect approximately 150 employees. The Company expected to incur approximately $8 million to $10 million of pretax costs in total related to this reorganization. During 2020 and 2019, the Company recognized severance and related benefits of $0.3 million and $1.3 million, respectively, and exit costs of $0.4 million and $0.1 million, respectively, related to this reorganization. The Company has incurred cumulative pretax costs related to this reorganization of $7.7 million as of December 31, 2021, including rationalization costs recorded in cost of products sold.
Process Industries:
On February 4, 2020, the Company announced the closure of its chain plant in Indianapolis, Indiana. This plant was part of the Diamond Chain acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to cease operations by the end of the second quarter of 2022 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $10 million to $12 million of expenses related to this closure. During 2021 and 2020, the Company recorded severance and related benefit costs of $1.2 million and $3.1 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $9.9 million as of December 31, 2021, including rationalization costs recorded in cost of products sold.
On September 3, 2020, the Company announced the reorganization of its bearing plant in Canton, Ohio. The Company will be transferring production for certain product lines to other Timken locations in order to streamline resources and better align capacity with demand. The transfer of these operations is expected to occur by 2022 and is expected to affect approximately 40 employees. The Company expects to incur approximately $2.0 million to $2.5 million of pretax costs related to this reorganization. During 2020, the Company recognized severance and related benefits of $1.1 million related to this reorganization. The Company has incurred cumulative pretax costs related to this reorganization of $0.7 million as of December 31, 2021, including rationalization costs recorded in cost of products sold.
In addition, the Company recorded impairment charges of $3.4 million related to certain engineering-related assets used in the business during the year ended December 31, 2021. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31, 2021 and 2020:

	2021	2020
Beginning balance, January 1	$8.0	$2.7
Expense	4.4	20.8
Payments	(5.4)	(15.5)
Ending balance, December 31	$7.0	$8.0
The restructuring accrual at December 31, 2021 and 2020 is included in other current liabilities on the Consolidated Balance Sheets.

Note 16 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans generally are noncontributory. Pension benefits earned generally are based on years of service and compensation during active employment. The cash contributions and payments for the Company’s defined benefit pension plans were $20.4 million, $17.9 million and $35.4 million in 2021, 2020 and 2019, respectively. The 2021 contributions and payments included a $10 million payout of deferred compensation to a former executive officer of the Company, and the 2019 contributions and payments included a $24 million payout of deferred compensation to a former executive officer of the Company.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$9.5	$10.7	$10.7	$2.0	$1.8	$1.5
Interest cost	17.6	21.0	23.5	4.4	5.5	7.3
Expected return on plan assets	(23.2)	(25.3)	(25.8)	(10.2)	(8.7)	(10.2)
Amortization of prior service cost	1.2	1.6	1.6	0.2	0.2	0.2
Recognition of net actuarial losses (gains)	13.9	(3.9)	(3.5)	(9.5)	20.1	17.4
Curtailment losses	—	0.9	—	—	—	—
Net periodic benefit cost (credit)	$19.0	$5.0	$6.5	$(13.1)	$18.9	$16.2

Assumptions	2021	2020	2019
U.S. Plans:
Discount rate	2.71% to 2.91%	3.04% to 3.55%	3.67% to 4.43%
Future compensation assumption	2.50%	2.50%	2.50%
Expected long-term return on plan assets	4.15% to 4.90%	4.50% to 6.25%	5.35% to 6.25%
International Plans:
Discount rate	0.25% to 7.75%	0.75% to 9.00%	1.50% to 11.00%
Future compensation assumption	1.90% to 8.18%	2.00% to 8.20%	2.00% to 8.23%
Expected long-term return on plan assets	2.00% to 9.00%	1.75% to 9.00%	2.50% to 9.00%
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2021	2020
U.S. Plans:
Discount rate	3.03% to 3.09%	2.71% to 2.91%
Future compensation assumption	2.50% to 3.50%	2.50%
International Plans:
Discount rate	1.00% to 9.50%	0.25% to 7.75%
Future compensation assumption	2.10% to 8.00%	1.90% to 8.18%

Note 16 - Retirement Benefit Plans (continued)
The Company recognized actuarial losses of $4.4 million during 2021 primarily due to the impact of lower than expected returns on plan assets of $28.4 million, the impact of experience losses of $9.3 million, the impact of inflation of $8.5 million and other changes in actuarial assumptions of $3.2 million, partially offset by the net increase in the discount rate used to measure its defined benefit pension obligations of $45.0 million. The impact of the net increase in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 55 basis point increase in the discount rate used to measure its U.K. plan obligations, which increased from 1.25% in 2020 to 1.80% in 2021, and a 23 basis point increase in the weighted-average discount rate used to measure its U.S. plan obligations, which increased from 2.84% in 2020 to 3.07% in 2021.
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
For expense purposes in 2021, the Company applied a weighted-average discount rate of 2.84% to its U.S. defined benefit pension plans. For expense purposes in 2022, the Company will apply a weighted-average discount rate of 3.07% to its U.S. defined benefit pension plans.
For expense purposes in 2021, the Company applied a weighted-average expected rate of return of 4.69% for the Company’s U.S. pension plan assets. For expense purposes in 2022, the Company will apply a weighted-average expected rate of return on plan assets of 4.78%.

Note 16 - Retirement Benefit Plans (continued)
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2021 and 2020:

	U.S. Plans		International Plans
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$663.1	$634.7	$379.7	$328.8
Service cost	9.5	10.7	2.0	1.8
Interest cost	17.6	21.0	4.4	5.5
Plan amendments	—	0.1	0.5	—
Actuarial (gains) losses	(4.4)	56.6	(19.6)	43.9
International plan exchange rate change	—	—	(8.7)	14.1
Curtailments	—	0.3	—	—
Benefits paid	(119.5)	(60.3)	(15.2)	(14.4)
Benefit obligation at end of year	$566.3	$663.1	$343.1	$379.7

Change in plan assets:
Fair value of plan assets at beginning of year	$553.3	$520.2	$312.8	$274.7
Actual return on plan assets	4.9	85.8	0.1	32.5
Company contributions / payments	17.0	7.6	3.4	10.3
International plan exchange rate change	—	—	(4.3)	9.7
Benefits paid	(119.5)	(60.3)	(15.2)	(14.4)
Fair value of plan assets at end of year	455.7	553.3	296.8	312.8
Funded status at end of year	$(110.6)	$(109.8)	$(46.3)	$(66.9)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$1.1	$1.8	$3.9	$0.2
Current liabilities	(4.9)	(14.2)	(1.4)	(1.5)
Non-current liabilities	(106.8)	(97.4)	(48.8)	(65.6)
	$(110.6)	$(109.8)	$(46.3)	$(66.9)

Amounts recognized in accumulated other comprehensive loss (income):
Net prior service cost	$1.5	$2.7	$4.2	$3.9
Accumulated other comprehensive loss (income)	$1.5	$2.7	$4.2	$3.9

Changes in prior service cost recognized in accumulated other comprehensive loss (income):
Accumulated other comprehensive loss (income) at beginning of year	$2.7	$4.8	$3.9	$3.9
Prior service cost	—	0.1	0.5	—
Recognized prior service cost	(1.2)	(1.6)	(0.2)	(0.2)
Loss recognized due to curtailment	—	(0.6)	—	—
Foreign currency impact	—	—	—	0.2
Total recognized in accumulated other comprehensive loss (income) at December 31	$1.5	$2.7	$4.2	$3.9

Note 16 - Retirement Benefit Plans (continued)
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
Defined benefit pension plans in the U.S. represent 62% of the benefit obligation and 61% of the fair value of plan assets as of December 31, 2021.
Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2021. As a result, $5.0 million and $2.0 million at December 31, 2021 and 2020, respectively, are included in other non-current assets on the Consolidated Balance Sheets. The current portion of accrued pension benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $6.3 million and $15.7 million at December 31, 2021 and 2020, respectively. The decrease in the current portion of accrued pension benefits relates to the 2021 deferred compensation payment to a former executive officer of the Company. In 2021, the current portion of accrued pension benefits relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
The accumulated benefit obligation at December 31, 2021 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $574.8 million, the accumulated benefit obligation was $568.0 million and the fair value of plan assets was $413.8 million at December 31, 2021.
The total accumulated benefit obligation for all plans was $897.6 million and $1,026.3 million at December 31, 2021 and 2020, respectively.
Investment performance increased the value of the Company’s pension assets by 0.9% in 2021.
As of December 31, 2021, 2020 and 2019, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.
Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2021 and 2020, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2021	2020
Equity securities	17%	to	23%	19%	22%
Fixed income securities	71%	to	83%	78%	75%
Other investments	2%	to	4%	3%	3%
Total				100%	100%
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

Note 16 - Retirement Benefit Plans (continued)
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
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13.8	$—	$—	$13.8	$37.1	$—	$—	$37.1
Government and agency securities	22.7	2.7	—	25.4	45.1	3.0	—	48.1
Corporate bonds - investment grade	—	82.7	—	82.7	—	99.5	—	99.5
Common collective funds - fixed income	42.5	—	—	42.5	44.5	—	—	44.5
Mutual funds - fixed income	51.8	—	—	51.8	55.4	—	—	55.4
Mutual funds - international equity	41.0	—	—	41.0	60.4	—	—	60.4
	$171.8	$85.4	$—	$257.2	$242.5	$102.5	$—	$345.0

Investments measured at net asset value:
Equity securities - international companies				$0.3				$0.3
Common collective funds - domestic equities				45.9				63.2
Common collective funds - international equities				33.6				42.6
Common collective funds - fixed income				216.6				203.8
Common collective funds - diversified growth				18.5				20.1
Limited partnerships				10.4				13.2
Real estate partnerships				6.6				7.7
Other liability-driven investments				138.1				144.4
Other assets				25.3				25.8
Total Assets				$752.5				$866.1
International investments measured at net asset value totaled $253.5 million and $265.0 million at December 31, 2021 and 2020, respectively.
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

Note 16 - Retirement Benefit Plans (continued)
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
Cash Flows:

Employer Contributions to Defined Benefit Plans
2020	$17.9
2021	20.4
2022 (estimated)	9.5

Estimated future benefit payments, including estimated lump sum distributions, are expected to be as follows:

Benefit Payments
2022	$78
2023	64
2024	59
2025	58
2026	57
2027-2031	247

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company made contributions to its defined contribution plans of $27.3 million, $27.1 million and $27.9 million in 2021, 2020 and 2019, respectively. Effective January 1, 2019, the primary U.S. Company sponsored defined contribution plan no longer allows contributions to be made to the Company stock fund to align with industry trends to remove investments in company stock as an option in a company sponsored defined contribution plan. All participants in this plan are required to transfer remaining funds in the Company stock fund to other fund options by December 31, 2022. At December 31, 2021, the plans held 931,860 of the Company’s common shares with a fair value of $64.6 million. The Company paid dividends totaling $1.2 million, $1.5 million and $2.3 million in 2021, 2020 and 2019, respectively, to plans to be disbursed to participant accounts holding the Company’s common shares.

Note 17 - Other Postretirement Benefit Plans
The Company and its subsidiaries sponsor several postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. Depending on retirement date and employee classification, certain health care plans contain contribution and cost-sharing features such as deductibles, coinsurance and limitations on employer-provided subsidies. The remaining health care and life insurance plans are noncontributory.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2021	2020	2019
Components of net periodic credit:
Service cost	$0.2	$0.2	$0.2
Interest cost	1.5	2.1	5.9
Expected return on plan assets	—	(0.4)	(3.2)
Amortization of prior service credit	(10.1)	(9.8)	(5.4)
Recognition of net actuarial (gains) losses	(4.1)	1.4	(18.0)
Net periodic credit:	$(12.5)	$(6.5)	$(20.5)

Assumptions:	2021	2020	2019
Discount rate	2.62%	3.43%	3.48% to 4.30%
Rate of return	—%	3.00%	4.85%
The following table summarizes assumptions used to measure the benefit obligation for the other postretirement benefit plans at December 31:

Assumptions:	2021	2020
Discount rate	2.99%	2.62%
The Company recognized actuarial gains of $4.1 million during 2021 primarily due to the impact of a 37 basis point increase in the discount rate used to measure the Company's defined benefit postretirement obligations, which increased from 2.62% in 2020 to 2.99% in 2021. The increase in the discount rate resulted in a $1.6 million gain. In addition to the gain from the discount rate increases, the Company recognized actuarial gains of $1.1 million due to lower than expected benefit payments, $1.0 million due to the impact of a reduction in the rate for Medicare Advantage plans and $0.4 million due to changes in other actuarial assumptions.
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

Note 17 - Other Postretirement Benefit Plans
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
For expense purposes in 2021, the Company applied a discount rate of 2.62% to its other postretirement benefit plans. For expense purposes in 2022, the Company will apply a discount rate of 2.99% to its other postretirement benefit plans.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the other postretirement benefit plans as of December 31, 2021 and 2020:

	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$57.6	$63.4
Service cost	0.2	0.2
Interest cost	1.5	2.1
Plan amendments	—	(3.1)
Actuarial (gains) losses	(4.1)	1.8
Benefits paid	(4.1)	(6.8)
Benefit obligation at end of year	$51.1	$57.6

Change in plan assets:
Fair value of plan assets at beginning of year	$11.1	$64.4
Company contributions / payments	—	2.7
Transfer to VEBA trust for certain active employees' medical benefits	(11.1)	(50.0)
Return on plan assets	—	0.8
Benefits paid	—	(6.8)
Fair value of plan assets at end of year	—	11.1
Funded status at end of year	$(51.1)	$(46.5)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	(5.3)	(5.2)
Non-current liabilities	(45.8)	(41.3)
	$(51.1)	$(46.5)

Amounts recognized in accumulated other comprehensive loss (income):
Net prior service credit	$(81.4)	$(91.5)
Accumulated other comprehensive loss (income)	$(81.4)	$(91.5)

Changes to prior service credit recognized in accumulated other comprehensive loss (income):
Accumulated other comprehensive income at beginning of year	$(91.5)	$(98.2)
Prior service credit	—	(3.1)
Recognized prior service credit	10.1	9.8
Total recognized in accumulated other comprehensive loss (income) at December 31	$(81.4)	$(91.5)

Note 17 - Other Postretirement Benefit Plans (continued)
The presentation in the above tables for amounts recognized in accumulated other comprehensive (income) loss on the Consolidated Balance Sheets is before the effect of income taxes.
The current portion of accrued postretirement benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $5.3 million and $5.2 million at December 31, 2021 and 2020, respectively. In 2021, the current portion of accrued postretirement benefits related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 6.5% for 2022, declining gradually to 5.0% in 2028 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2022, and are assumed to increase by 7.25% for 2022, declining gradually to 5.0% in 2031 and thereafter.
Plan Assets:
In January 2020, the Company established a second VEBA trust for certain active employees’ medical benefits. The Company transferred $50 million from the existing VEBA trust to fund the second VEBA trust. The $50 million that was transferred was primarily classified as other current assets based on the portfolio of the assets in the trust. In January 2021, the Company transferred the remaining $11.1 million in the existing VEBA trust to the second VEBA trust. The Company utilized all of the assets of the second VEBA trust in 2021 and 2020 for the payment of certain active employees’ medical benefits.
The following table presents those investments of the Company’s VEBA trust assets as of December 31, 2020:

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
Cash Flows:
The Company did not make any employer contributions to the VEBA in 2021 and 2020, and the Company does not expect to make any employer contributions in the future.
Estimated future benefit payments to be funded by the Company are expected to be as follows:

Future Benefit Payments
2022	$5
2023	4
2024	4
2025	4
2026	4
2027-2031	17

Note 18 - Accumulated Other Comprehensive (Loss) Income
The following tables present details about components of accumulated other comprehensive (loss) income for the years ended December 31, 2021 and December 31, 2020, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2020	$(18.0)	$63.4	$(4.1)	$41.3
Other comprehensive (loss) income before reclassifications and income taxes	(63.7)	(0.4)	2.4	(61.7)
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(8.7)	4.2	(4.5)
Income tax benefit (expense)	—	2.3	(1.8)	0.5
Net current period other comprehensive (loss) income, net of income taxes	(63.7)	(6.8)	4.8	(65.7)
Noncontrolling interest	1.4	—	—	1.4
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(62.3)	(6.8)	4.8	(64.3)
Balance at December 31, 2021	$(80.3)	$56.6	$0.7	$(23.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2019	$(115.3)	$66.9	$(1.7)	$(50.1)
Other comprehensive income (loss) before reclassifications and income taxes	92.7	2.8	(1.2)	94.3
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(7.4)	(2.3)	(9.7)
Income tax benefit	—	1.1	1.1	2.2
Net current period other comprehensive income (loss), net of income taxes	92.7	(3.5)	(2.4)	86.8
Noncontrolling interest	4.6	—	—	4.6
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	97.3	(3.5)	(2.4)	91.4
Balance at December 31, 2020	$(18.0)	$63.4	$(4.1)	$41.3
Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

Note 19 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$257.1	$244.8	$12.3	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	56.9	—	56.9	—
Foreign currency hedges	5.6	—	5.6	—
Total Assets	$320.4	$245.6	$74.8	$—
Liabilities:
Foreign currency hedges	$1.0	$—	$1.0	$—
Total Liabilities	$1.0	$—	$1.0	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$320.3	$318.6	$1.7	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	37.6	—	37.6	—
Foreign currency hedges	1.1	—	1.1	—
Total Assets	$359.8	$319.4	$40.4	$—
Liabilities:
Foreign currency hedges	$8.1	$—	$8.1	$—
Total Liabilities	$8.1	$—	$8.1	$—
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
No material assets were measured at fair value on a nonrecurring basis during the years ended December 31, 2021 and 2020.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,171.1 million and $1,220.7 million at December 31, 2021 and 2020, respectively. The carrying value of this debt was $1,087.5 million and $1,103.2 million at December 31, 2021 and 2020, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

Note 20 - Derivative Instruments
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
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 07, 2027 (the "2027 Notes") as a hedge against its net investment in one of its European affiliates. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the twelve months ended December 31, 2021 was to record a gain of $4.6 million to accumulated comprehensive loss (income) with a corresponding offset to other (expense) income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2021 and 2020, the Company had $300.8 million and $173.2 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 19 - Fair Value for the fair value disclosure of derivative financial instruments.
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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of December 31, 2021 and 2020, the Company had $80.0 million and $86.9 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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

Note 20 - Derivative Instruments (continued)
As of December 31, 2021 and 2020, the Company had $220.8 million and $86.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the years ended December 31, 2021, 2020 and 2019, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2021	2020	2019
Foreign currency forward contracts	Other income (expense), net	$3.6	$(3.7)	$5.9

Note 21 - Research and Development
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

	Year Ended December 31,
Expenditures as a percentage of sales	2021	2020	2019
Research and Development Expense	0.9%	1.2%	1.1%
Engineering Expense	1.4%	1.0%	1.3%
Total	2.3%	2.2%	2.4%

Note 22 - Quarterly Financial Data
(Unaudited)

	2021
	1st	2nd	3rd	4th	Total
Net sales	$1,025.4	$1,062.9	$1,037.3	$1,007.3	$4,132.9
Gross profit	299.2	302.3	267.9	233.1	1,102.5
Selling, general and administrative expenses	144.5	149.0	140.7	146.3	580.5
Impairment and restructuring charges	4.0	1.3	2.9	0.7	8.9
Net income (1)	116.0	107.2	91.6	66.7	381.5
Net income attributable to noncontrolling interests	2.7	2.4	3.5	3.8	12.4
Net income attributable to The Timken Company	113.3	104.8	88.1	62.9	369.1
Net income per share - Basic:	$1.49	$1.38	$1.16	$0.83	$4.86
Net income per share - Diluted:	$1.47	$1.36	$1.14	$0.82	$4.79
Dividends per share	$0.29	$0.30	$0.30	$0.30	$1.19

	2020
	1st	2nd	3rd	4th	Total
Net sales	$923.4	$803.5	$894.6	$891.7	$3,513.2
Gross profit	278.9	230.3	263.7	237.0	1,009.9
Selling, general and administrative expenses	153.6	111.8	132.7	135.7	533.8
Impairment and restructuring charges	3.6	3.1	12.0	2.5	21.2
Net income (2)	84.0	61.8	91.3	55.3	292.4
Net income attributable to noncontrolling interests	3.3	(0.1)	2.5	2.2	7.9
Net income attributable to The Timken Company	80.7	61.9	88.8	53.1	284.5
Net income per share - Basic:	$1.07	$0.82	$1.18	$0.70	$3.78
Net income per share - Diluted:	$1.06	$0.82	$1.16	$0.69	$3.72
Dividends per share	$0.28	$0.28	$0.28	$0.29	$1.13
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(1)Net income for the second quarter of 2021 included net actuarial losses of $3.5 million. Net income for the third quarter of 2021 included net actuarial losses of $3.9 million. Net income for the fourth quarter of 2021 included net actuarial gains of $8.0 million and the reversal of tax valuation allowances of $7.8 million.
(2)Net income for the second quarter of 2020 included net actuarial losses of $8.8 million. Net income for the third quarter of 2020 included net actuarial gains of $11.9 million and impairment and restructuring charges of $12.0 million. Net income for the fourth quarter of 2020 included net actuarial losses of $21.6 million.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Pension Benefit Obligation
Description of the Matter
At December 31, 2021, the Company’s pension benefit obligation was $909.4 million and exceeded the fair value of pension plan assets of $752.5 million, resulting in an unfunded pension benefit obligation of $156.9 million. As explained in Note 1, Significant Accounting Policies and Note 16, Retirement Benefit Plans, to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement, through updating the estimates used to measure the pension benefit obligation and plan assets to reflect the actual return on plan assets and updated actuarial assumptions.

Auditing the pension benefit obligation is complex and required the involvement of specialists due to the highly judgmental nature of certain of the actuarial assumptions (e.g., discount rate) used in the measurement process. These assumptions had a significant effect on the projected benefit obligation and net periodic benefit costs recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the measurement of the pension benefit obligation. For example, we tested controls over management’s review of the pension benefit obligation calculations, the relevant data inputs and the significant actuarial assumptions used in the calculations.

To test the pension benefit obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the pension benefit obligation from prior year due to the change in service cost, interest cost, actuarial losses (gains), benefits paid and other activities. In addition, we involved actuarial specialists to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the pension benefit obligation. In certain instances, as part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data used in the determination of the projected benefit obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1910.

Cleveland, Ohio
February 15, 2022

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
There have been no changes during the Company’s fourth quarter of 2021 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2021, Timken’s internal control over financial reporting is effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Timken Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) of the Company and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 15, 2022

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the caption "Nominees" in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 6, 2022 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Experts is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at https://investors.timken.com/corporate-governance/documents/default.aspx and are available to any shareholder upon request to the Vice President, General Counsel and Secretary. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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
Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2021 Summary Compensation Table,” “2021 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2021 Year-End,” “2021 Option Exercises and Stock Vested,” “2021 Pension Benefits Table,” “2021 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2021 and 2020 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditor” in the Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) - Listing of Exhibits

Exhibit

(3.1)	Amended Articles of Incorporation of Registrant, (effective May 7, 2013) were filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of the Registrant adopted on May 10, 2016, were filed on July 28, 2016 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(4.1)	Fourth Amended and Restated Credit Agreement, dated as of June 25, 2019, among The Timken Company, Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agent, and the Lenders party thereto, was filed on June 25, 2019 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.2)	First Amendment to Credit Agreement, dated as of May 27, 2020, among the Timken Company, Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agents, KeyBank National Association as Paying Agent, L/C Issuer and Swing Line Lender, and the other lenders party thereto was filed on May 27, 2020 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.*

(4.3)	Credit Agreement, dated as of September 11, 2018, among The Timken Company, KeyBank National Association, as Administrative Agent, and the Lenders party thereto, was filed on September 14, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	First Amendment to Credit Agreement, dated as of July 12, 2019, among The Timken Company, KeyBank National Association, as Administrative Agent, and the Lenders party thereto was filed on July 12, 2019 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.5)	Second Amendment to Credit Agreement, dated as of May 27, 2020, among The Timken Company KeyBank National Association, as Administrative Agent, and the other lenders party thereto was filed on May 27, 2020 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.*

(4.6)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.7)	Indenture, dated as of August 20, 2014, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., was filed on August 20, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.8)	Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.9)	First Supplemental Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note), was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.10)	Description of The Timken Company Common Shares was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the Registrant's consolidated total assets. The Registrant agrees to furnish a copy of such agreements upon request.*

Management Contracts and Compensation Plans

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective as of January 1, 2019 was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.
.
(10.2)	The Timken Company Director Deferred Compensation Plan, amended and restated effective December 31, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	Form of The Timken Company 1996 Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	Form of The Timken Company Director Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.5)	The Timken Company 2011 Long-Term Incentive Plan, as amended and restated as of February 13, 2015 for directors, officers and other key employees as approved by the shareholders on May 7, 2015 was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)	The Timken Company 2019 Equity and Incentive Compensation Plan for directors, officers and other key employees as approved by the shareholders on May 10, 2019 was filed on March 22, 2019 as Appendix B to Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.7)	Amended and Restated Supplemental Pension Plan of The Timken Company, amended and restated effective as of January 1, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.8)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Amendment No. 1 to the Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of October 1, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	The Timken Company Senior Executive Management Performance Plan, as amended and restated as of February 13, 2015 and approved by shareholders on May 7, 2015, was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.12)	The Timken Company Short-Term Incentive Plan Global Plan Document for officers and other key employees, amended and restated effective as of January 1, 2021 and pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as attached hereto as Exhibit 10.1.

(10.13)
Form of Severance Agreement (for Executive Officers appointed on or after November 12, 2015), as adopted on November 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)	Form of Severance Agreement as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Severance Agreement with Andreas Roellgen, dated as of July 18, 2016, was filed on July 31, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Form of Indemnification Agreement for Directors was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Form of Indemnification Agreement for Executive Officers was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.19)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	Form of Employee Excess Benefits Agreement, entered into with all Executive Officers after January 1, 2011, was filed on August 4, 2011 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	Amendment No. 1 to the Employee Excess Benefits Agreement, dated January 1, 2011, entered into with Richard G. Kyle, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement with all Executive Officers after January 1, 2011 and Form of Amendment No. 2 to the Amended and Restated Excess Benefits Agreement with certain Executive Officers and certain key employees of the Company, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Amendment No. 2 to the Amended and Restated Employee Excess Benefits Agreement, dated December 17, 2008, entered into with Christopher A. Coughlin, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	Amendment No. 3 to the Amended and Restated Employee Excess Benefits Agreement, dated December 18, 2008, entered into with Philip D. Fracassa, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.26)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)
Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on August 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)	Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	Form of Nonqualified Stock Option Agreement for non-transferable options for Non-Officer Employees, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)	Form of Nonqualified Stock Option Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	Form of Nonqualified Stock Option Agreement (U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	Form of Nonqualified Stock Option Agreement (Non-U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Form of Nonqualified Stock Option Agreement (U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Nonqualified Stock Option Agreement (non-U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	Form of Nonqualified Stock Option Agreement (non-U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.40)	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.44)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.45)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.46)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.47)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.48)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.49)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.50)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.51)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.52)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.53)	Form of Deferred Share Equivalents Agreement five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.54)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.55)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.56)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.57)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.58)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.59)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.60)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.61)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.62)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.63)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.64)	Deferred Shares Agreement with Ronald J. Myers, effective as of February 6, 2020 and granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan was filed on May 1, 2020 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.65)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.66)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.67)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.68)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.69)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.70)	Form of Time-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.71)	Form of Time-Based Restricted Stock Unit Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.74)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.75)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.76)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.77)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.78)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.79)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.80)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

*Portions of this exhibit have been omitted, which portions will be furnished to the Securities and Exchange Commission upon request.

Listing of Exhibits (continued)

(10.1)	The Timken Company Short-Term Incentive Plan Global Plan Document for officers and other key employees, amended and restated effective as of January 1, 2021 and pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
Date: February 15, 2022	Date: February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ Ajita G. Rajendra *
Maria A. Crowe, Director	Ajita G. Rajendra, Director
Date: February 15, 2022	Date: February 15, 2022

By: /s/ Elizabeth A. Harrell *	By: /s/ Frank C. Sullivan *
Elizabeth A. Harrell	Frank C. Sullivan, Director
Date: February 15, 2022	Date: February 15, 2022

By: /s/ Richard G. Kyle *	By: /s/ John M. Timken, Jr.*
Richard G. Kyle, Director	John M. Timken, Jr., Director
Date: February 15, 2022	Date: February 15, 2022

* By: /s/ Sarah C. Lauber	By: /s/ Ward J. Timken, Jr.*
Sarah C Lauber	Ward J. Timken, Jr., Director
Date: February 15, 2022	Date: February 15, 2022

By: /s/ Jacqueline F. Woods *
John A. Luke, Jr., Director	Jacqueline F. Woods, Director
Date: February 15, 2022

By: /s/ Christopher L. Mapes *	* By: /s/ Philip D. Fracassa
Christopher L. Mapes, Director	Philip D. Fracassa, attorney-in-fact
Date: February 15, 2022	By authority of Power of Attorney
filed as Exhibit 24 hereto
By: /s/ James F. Palmer *	Date: February 15, 2022
James F. Palmer, Director
Date: February 15, 2022

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2021	2020	2019
Balance at beginning of period	$16.5	$18.1	$21.9
Additions:
Charged to costs and expenses (1)	3.5	2.8	1.8
Deductions:
Charged to costs and expenses (3)	2.5	3.4	4.9
Charged to other accounts (2)	0.6	1.0	0.7
Balance at end of period	$16.9	$16.5	$18.1

Allowance for surplus and obsolete inventory:	2021	2020	2019
Balance at beginning of period	$54.5	$40.1	$43.2
Additions:
Charged to costs and expenses (4)	13.4	11.6	5.2
Charged to other accounts (2)	(0.7)	11.8	1.9
Deductions (5)	3.9	9.0	10.2
Balance at end of period	$63.3	$54.5	$40.1

Valuation allowance on deferred tax assets:	2021	2020	2019
Balance at beginning of period	$36.7	$33.7	$77.5
Additions:
Charged to costs and expenses (6)	3.1	2.7	1.1
Charged to other accounts (2)	—	1.0	—
Deductions
Charged to costs and expenses (7)	7.8	0.7	44.5
Charged to other accounts (2)	1.0	—	0.4
Balance at end of period	$31.0	$36.7	$33.7

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
(7)Amount relates to the reversal of valuation allowances and was recorded as a component of the provision for income taxes. The Company released $7.8 million of foreign valuation allowances for the year-ended December 31, 2021. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on valuation allowance reversals.