Form 10-Q
period 2022-03-31
TIMKEN CO
filed 2022-05-02
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Shares, without par value	74,130,549 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions, except per share data)
Net sales	$1,124.6	$1,025.4
Cost of products sold	797.2	726.2
Gross Profit	327.4	299.2
Selling, general and administrative expenses	154.1	144.5
Impairment and restructuring charges	1.0	4.0
Operating Income	172.3	150.7
Interest expense	(14.3)	(14.9)
Interest income	0.6	0.5
Non-service pension and other postretirement income	1.3	4.0
Other income, net	0.2	1.0
Income Before Income Taxes	160.1	141.3
Provision for income taxes	38.2	25.3
Net Income	121.9	116.0
Less: Net income attributable to noncontrolling interest	3.7	2.7
Net Income Attributable to The Timken Company	$118.2	$113.3

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.58	$1.49

Diluted earnings per share	$1.56	$1.47
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Net Income	$121.9	$116.0
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(22.6)	(44.4)
Pension and postretirement liability adjustments	(1.5)	(1.6)
Change in fair value of derivative financial instruments	2.0	2.2
Other comprehensive loss, net of tax	(22.1)	(43.8)
Comprehensive Income, net of tax	99.8	72.2
Less: comprehensive income attributable to noncontrolling interest	1.1	2.3
Comprehensive Income Attributable to The Timken Company	$98.7	$69.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$424.5	$257.1
Restricted cash	0.7	0.8
Accounts receivable, less allowances (2022 – $17.5 million; 2021 – $16.9 million)	743.9	626.4
Unbilled receivables	88.5	104.5
Inventories, net	1,112.6	1,042.7
Deferred charges and prepaid expenses	41.0	32.2
Other current assets	137.1	149.8
Total Current Assets	2,548.3	2,213.5
Property, Plant and Equipment, net	1,039.9	1,055.3
Other Assets
Goodwill	1,010.4	1,022.7
Other intangible assets	648.6	668.8
Operating lease assets	116.7	118.9
Deferred income taxes	65.2	67.6
Other non-current assets	29.4	23.9
Total Other Assets	1,870.3	1,901.9
Total Assets	$5,458.5	$5,170.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	416.1	430.0
Short-term debt, including current portion of long-term debt	41.0	53.8
Salaries, wages and benefits	118.3	136.0
Income taxes payable	30.0	26.2
Other current liabilities	260.8	250.6
Total Current Liabilities	866.2	896.6
Non-Current Liabilities
Long-term debt	1,747.2	1,411.1
Accrued pension benefits	156.5	155.6
Accrued postretirement benefits	45.3	45.8
Long-term operating lease liabilities	76.5	77.6
Deferred income taxes	121.9	121.4
Other non-current liabilities	89.9	84.9
Total Non-Current Liabilities	2,237.3	1,896.4
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2022 – 77,457,218 shares; 2021 – 77,090,104 shares)
Stated capital	40.7	40.7
Other paid-in capital	795.4	786.9
Retained earnings	1,711.1	1,616.4
Accumulated other comprehensive loss	(42.5)	(23.0)
Treasury shares at cost (2022 – 3,326,669 shares; 2021 – 1,715,282 shares)	(233.6)	(126.1)
Total Shareholders’ Equity	2,271.1	2,294.9
Noncontrolling Interest	83.9	82.8
Total Equity	2,355.0	2,377.7
Total Liabilities and Equity	$5,458.5	$5,170.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$121.9	$116.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.4	43.0
Impairment charges	—	3.4
Loss on sale of assets	0.6	0.3
Acquisition-related gain	—	(0.6)
Deferred income tax provision (benefit)	1.8	(2.0)
Stock-based compensation expense	7.1	6.5
Pension and other postretirement benefit expense (income)	1.0	(1.0)
Pension and other postretirement benefit contributions and payments	(5.2)	(2.5)
Changes in operating assets and liabilities:
Accounts receivable	(118.2)	(138.9)
Unbilled receivables	16.1	(2.5)
Inventories	(70.2)	(33.3)
Accounts payable, trade	7.7	19.9
Other accrued expenses	(19.5)	17.0
Income taxes	6.3	3.6
Other, net	8.0	2.8
Net Cash (Used in) Provided by Operating Activities	(1.2)	31.7
Investing Activities
Capital expenditures	(34.3)	(29.4)
Investments in short-term marketable securities, net	(0.8)	(9.9)
Other, net	0.1	(0.1)
Net Cash Used in Investing Activities	(35.0)	(39.4)
Financing Activities
Cash dividends paid to shareholders	(23.5)	(23.8)
Purchase of treasury shares	(100.0)	(26.3)
Proceeds from exercise of stock options	1.4	14.1
Payments related to tax withholding for stock-based compensation	(7.5)	(17.8)
Borrowings on accounts receivable facility	100.0	66.1
Payments on accounts receivable facility	(100.0)	(24.1)
Proceeds from long-term debt	524.3	70.0
Payments on long-term debt	(182.7)	(73.4)
Deferred financing costs	(2.6)	—
Short-term debt activity, net	(11.1)	8.8
Other	6.4	—
Net Cash Provided By (Used in) Financing Activities	204.7	(6.4)
Effect of exchange rate changes on cash	(1.2)	(3.9)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	167.3	(18.0)
Cash, cash equivalents and restricted cash at beginning of year	257.9	321.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$425.2	$303.1
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)
Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company" or "Timken") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Note 2 - Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with ASC Topic 606 as if the acquirer had originated the contracts. This new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2021-08 effective January 1, 2022, and the impact of the adoption was not material to the Company's results of operations and financial condition.

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

Note 3 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Mobile	Process	Total	Mobile	Process	Total
United States	$262.2	$226.6	$488.8	$242.9	$186.2	$429.1
Americas excluding the United States	58.1	55.1	113.2	48.8	43.2	92.0
Europe / Middle East / Africa	129.4	135.6	265.0	127.1	127.2	254.3
China	30.7	120.7	151.4	34.4	124.3	158.7
Asia-Pacific excluding China	60.0	46.2	106.2	51.3	40.0	91.3
Net sales	$540.4	$584.2	$1,124.6	$504.5	$520.9	$1,025.4
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2022	March 31, 2021
Original equipment manufacturers	60%	61%
Distribution/end users	40%	39%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the three months ended March 31, 2022 and March 31, 2021, approximately 9% of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 5% and 4% of total net sales represented service revenue during each of the three months ended March 31, 2022 and March 31, 2021, respectively. Finally, business with the United States ("U.S.") government or its contractors represented approximately 7% of total net sales during the three months ended March 31, 2022 and March 31, 2021.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $213.1 million at March 31, 2022.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2022:

March 31, 2022
Beginning balance, January 1	$104.5
Additional unbilled revenue recognized	105.5
Less: amounts billed to customers	(121.5)
Ending balance	$88.5
There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2022.

Note 4 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended March 31,
	2022	2021
Net sales:
Mobile Industries	$540.4	$504.5
Process Industries	584.2	520.9
Net sales	$1,124.6	$1,025.4
Segment EBITDA:
Mobile Industries	$75.1	$79.6
Process Industries	155.6	131.0
Total EBITDA, for reportable segments	$230.7	$210.6
Unallocated corporate expense	(12.9)	(11.6)
Corporate pension and other postretirement benefit related expense (1)	(2.6)	(0.9)
Acquisition-related gain (2)	—	0.6
Depreciation and amortization	(41.4)	(43.0)
Interest expense	(14.3)	(14.9)
Interest income	0.6	0.5
Income before income taxes	$160.1	$141.3
(1) Corporate pension and other postretirement benefit related expense represents actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions or experience.
(2) The acquisition-related gain represents measurement period adjustments to the bargain purchase gain on the acquisition of Aurora Bearing Company ("Aurora"), which closed on November 30, 2020.
Note 5 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2022	2021
Provision for income taxes	$38.2	$25.3
Effective tax rate	23.9%	17.9%
Income tax expense for the three months ended March 31, 2022 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates.
The effective tax rate of 23.9% for the three months ended March 31, 2022 was higher than the rate for the three months ended March 31, 2021 primarily due to higher pre-tax earnings and a higher discrete tax benefit in the prior year due to the release of accruals for uncertain tax positions from the settlement of the 2017 and 2018 U.S. federal tax years during the three months ended March 31, 2021.

Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to The Timken Company	$118.2	$113.3
Less: undistributed earnings allocated to nonvested stock	—	—
Net income available to common shareholders for basic and diluted earnings per share	$118.2	$113.3
Denominator:
Weighted average number of shares outstanding - basic	74,782,153	75,820,157
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	763,512	1,444,484
Weighted average number of shares outstanding assuming dilution of stock options and awards	75,545,665	77,264,641
Basic earnings per share	$1.58	$1.49
Diluted earnings per share	$1.56	$1.47
The dilutive effect of stock options and awards includes all outstanding stock options and awards except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three months ended March 31, 2022 and 2021.
Note 7 - Inventories
The components of inventories at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Manufacturing supplies	$39.3	$38.0
Raw materials	132.6	121.8
Work in process	466.6	418.4
Finished products	533.3	527.8
Subtotal	1,171.8	1,106.0
Allowance for obsolete and surplus inventory	(59.2)	(63.3)
Total inventories, net	$1,112.6	$1,042.7
Inventories are valued at net realizable value, with approximately 58% valued on the first-in, first-out ("FIFO") method and the remaining 42% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at March 31, 2022 and December 31, 2021 was $211.7 million and $199.4 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 8 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$371.7	$651.0	$1,022.7
Foreign currency translation adjustments and other changes	(5.6)	(6.7)	(12.3)
Ending balance	$366.1	$644.3	$1,010.4
The following table displays intangible assets as of March 31, 2022 and December 31, 2021:

	Balance at March 31, 2022			Balance at December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$512.3	$(194.5)	$317.8	$518.1	$(189.3)	$328.8
Technology and know-how	267.5	(90.0)	177.5	270.7	(86.6)	184.1
Trade names	12.9	(8.4)	4.5	14.3	(9.6)	4.7
Capitalized software	281.7	(262.8)	18.9	280.0	(261.3)	18.7
Other	3.8	(3.0)	0.8	4.7	(3.6)	1.1
	$1,078.2	$(558.7)	$519.5	$1,087.8	$(550.4)	$537.4
Intangible assets not subject to amortization:
Trade names	$120.4		$120.4	$122.7		$122.7
FAA air agency certificates	8.7		8.7	8.7		8.7
	$129.1		$129.1	$131.4		$131.4
Total intangible assets	$1,207.3	$(558.7)	$648.6	$1,219.2	$(550.4)	$668.8
Amortization expense for intangible assets was $12.7 million and $14.1 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense included $10.9 million and $12.1 million related to intangible assets acquired as part of a business combination for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for intangible assets is projected to be $50.9 million in 2022; $45.5 million in 2023; $43.5 million in 2024; $42.1 million in 2025; and $40.8 million in 2026. Substantially all amortization expense for intangible assets is recorded in Cost of product sold on the Consolidated Statement of Income.
Note 9 - Other Current Liabilities
The following table displays other current liabilities as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(Dollars in millions)	2022	2021
Sales rebates	$54.7	$70.3
Product warranty	13.0	11.7
Operating lease liabilities	25.7	26.2
Professional fees	11.2	10.8
Restructuring	7.0	7.0
Taxes other than income and payroll taxes	21.5	16.0
Interest	8.3	10.8
Other	119.4	97.8
Total other current liabilities	$260.8	$250.6

Note 10 - Financing Arrangements
Short-term debt at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.50% to 2.10% at March 31, 2022 and 0.50% to 2.00% at December 31, 2021	$29.9	$42.6
Short-term debt	$29.9	$42.6
The lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings up to $268.4 million in the aggregate. Most of these lines of credit are uncommitted. At March 31, 2022, the Company’s foreign subsidiaries had borrowings outstanding of $29.9 million and bank guarantees of $0.3 million, which reduced the aggregate availability under these facilities to $238.2 million.

Long-term debt at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 1.17% and Euro of 1.00% at March 31, 2022 and U.S. Dollar of 1.09% and Euro of 1.00% at December 31, 2021	$8.8	$9.0
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 1.58% at March 31, 2022 and 1.23% at December 31, 2021	319.0	321.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.6	349.5
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	165.8	170.3
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.9	396.9
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.7	154.7
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.125%	341.7	—
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	15.4	15.8
Other	6.4	5.0
Total debt	$1,758.3	$1,422.3
Less: Current maturities	11.1	11.2
Long-term debt	$1,747.2	$1,411.1
(1) Net of discounts and fees
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2024. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2022. As of March 31, 2022, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Note 10 - Financing Arrangements (continued)
The Company entered into the Fourth Amended and Restated Credit Agreement ("Senior Credit Facility") on June 25, 2019. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At March 31, 2022, the Company had $8.8 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $641.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.
On March 28, 2022, the Company issued fixed-rate unsecured senior notes ("2032 Notes") in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the notes were used to repay borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance, and for general corporate purposes.
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
At March 31, 2022, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At March 31, 2022, outstanding letters of credit totaled $42.8 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $3.8 million of finance leases) subsequent to March 31, 2022 are as follows:

Year
2022	$8.8
2023	317.6
2024	360.5
2025	1.7
2026	11.5
2027	192.2
Thereafter	866.0

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

The Company had total environmental accruals of $6.4 million and $6.0 million for various known environmental matters that are probable and reasonably estimable at March 31, 2022 and December 31, 2021, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $13.0 million and $11.7 million at March 31, 2022 and December 31, 2021, respectively. The increase in the liability primarily relates to accruals that are based on the best estimate of costs for future claims based on products sold that are still under warranty. The estimate of these accruals is based on historical claims and expected trends that continue to mature. Any significant change to these assumptions may be material to the results of operations in any particular period in which that change occurs.

The following is a rollforward of the consolidated product warranty accrual for the three months ended March 31, 2022 and twelve months ended December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning balance, January 1	$11.7	$9.4
Expense	2.2	10.1
Payments	(0.9)	(7.8)
Ending balance	$13.0	$11.7

Note 12 - Equity
The following tables present the changes in the components of equity for the three months ended March 31, 2022 and 2021, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2021	$2,377.7	$40.7	$786.9	$1,616.4	$(23.0)	$(126.1)	$82.8
Net income	121.9			118.2			3.7
Foreign currency translation adjustment	(22.6)				(20.0)		(2.6)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	2.0				2.0
Dividends – $0.30 per share	(23.5)			(23.5)
Stock-based compensation expense	7.1		7.1
Stock purchased at fair market value	(100.0)					(100.0)
Stock option exercise activity	1.4		1.4
Payments related to tax withholding for stock-based compensation	(7.5)					(7.5)
Balance at March 31, 2022	$2,355.0	$40.7	$795.4	$1,711.1	$(42.5)	$(233.6)	$83.9

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2020	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
Net income	116.0			113.3			2.7
Foreign currency translation adjustment	(44.4)				(44.0)		(0.4)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.6 million)	(1.6)				(1.6)
Change in fair value of derivative financial instruments, net of reclassifications	2.2				2.2
Dividends – $0.29 per share	(23.8)			(23.8)
Stock-based compensation expense	6.5		6.5
Stock purchased at fair market value	(26.3)					(26.3)
Stock option exercise activity	14.1		14.1
Payments related to tax withholding for stock-based compensation	(17.8)					(17.8)
Balance at March 31, 2021	$2,250.1	$40.7	$761.3	$1,429.0	$(2.1)	$(53.4)	$74.6

Note 13 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2022:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$0.4	$(0.1)	$0.3
Exit costs	0.7	—	0.7
Total	$1.1	$(0.1)	$1.0
For the three months ended March 31, 2021:

	Mobile Industries	Process Industries	Total
Impairment charges	$0.1	$3.3	$3.4
Severance and related benefit costs	—	0.5	0.5
Exit costs	0.1	—	0.1
Total	$0.2	$3.8	$4.0
The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Mobile Industries:
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company will be transferring the manufacturing of its single-row tapered roller bearing production to other bearing facilities in Europe, Asia and the United States. The Company expects to complete the closure by June of 2022 and is expected to affect approximately 110 employees. The Company expects to incur approximately $9 million to $11 million of expenses related to this closure. During the three months ended March 31, 2022, the Company recorded severance and related benefits of $0.4 million and exit costs of $0.6 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $7.5 million as of March 31, 2022, including rationalization costs recorded in cost of products sold. On January 31, 2022, the Company entered into an agreement to sell this facility with the sale expected to close in the fourth quarter of 2022.
Process Industries:
On February 4, 2020, the Company announced the closure of its chain manufacturing facility in Indianapolis, Indiana. This facility was part of the Diamond Chain Company ("Diamond Chain") acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to cease operations by the end of the fourth quarter of 2022 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $11 million to $14 million of expenses related to this closure. During the three months ended March 31, 2021, the Company recorded severance and related benefit costs of $0.3 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $11.1 million as of March 31, 2022, including rationalization costs recorded in cost of products sold.
In addition, the Company recorded impairment charges of $3.3 million related to certain engineering-related assets used in the business during the three months ended March 31, 2021. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.

Note 13 - Impairment and Restructuring Charges (continued)
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2022 and twelve months ended December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning balance, January 1	$7.0	$8.0
Expense	1.0	4.4
Payments	(1.0)	(5.4)
Ending balance	$7.0	$7.0
The restructuring accrual at March 31, 2022 and December 31, 2021 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2022 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2022.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost (credit):
Service cost	$1.9	$2.5	$0.4	$0.5	$2.3	$3.0
Interest cost	4.1	4.4	1.5	1.1	5.6	5.5
Expected return on plan assets	(5.2)	(6.1)	(2.5)	(2.5)	(7.7)	(8.6)
Amortization of prior service cost	0.3	0.3	—	—	0.3	0.3
Recognition of net actuarial losses	2.6	0.9	—	—	2.6	0.9
Net periodic benefit cost (credit)	$3.7	$2.0	$(0.6)	$(0.9)	$3.1	$1.1
The Company expects full year 2022 lump sum payments for one of its U.S. defined benefit pension plans to exceed annual interest and service costs. This expectation triggered a remeasurement of assets and obligations for the plan. As a result of this remeasurement, the Company recognized net actuarial losses ("Mark-to-Market Charges") of $2.6 million during the three months ended March 31, 2022.
For the three months ended March 31, 2021, the Company expected to make lump sum payments related to new retirees in excess of annual interest and service costs for three of the Company's U.S. defined benefit pension plans in 2021. This expectation triggered a remeasurement of assets and obligations for these plans. As a result of this remeasurement, the Company recognized net actuarial losses of $0.9 million during the three months ended March 31, 2021.
Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2022 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2022.

	Three Months Ended March 31,
	2022	2021
Components of net periodic benefit credit:
Interest cost	$0.4	$0.4
Amortization of prior service credit	(2.5)	(2.5)
Net periodic benefit credit	$(2.1)	$(2.1)

Note 16 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2021	$(80.3)	$56.6	$0.7	$(23.0)
Other comprehensive (loss) income before reclassifications and income taxes	(22.6)	0.2	3.2	(19.2)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.2)	(0.9)	(3.1)
Income tax benefit (expense)	—	0.5	(0.3)	0.2
Net current period other comprehensive (loss) income, net of income taxes	(22.6)	(1.5)	2.0	(22.1)
Noncontrolling interest	2.6	—	—	2.6
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(20.0)	(1.5)	2.0	(19.5)
Balance at March 31, 2022	$(100.3)	$55.1	$2.7	$(42.5)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2020	$(18.0)	$63.4	$(4.1)	$41.3
Other comprehensive (loss) income before reclassifications and income taxes	(44.4)	—	1.4	(43.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.2)	1.7	(0.5)
Income tax (expense) benefit	—	0.6	(0.9)	(0.3)
Net current period other comprehensive (loss) income, net of income taxes	(44.4)	(1.6)	2.2	(43.8)
Noncontrolling interest	0.4	—	—	0.4
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(44.0)	(1.6)	2.2	(43.4)
Balance at March 31, 2021	$(62.0)	$61.8	$(1.9)	$(2.1)
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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$407.0	$404.4	$2.6	$—
Cash and cash equivalents measured at net asset value	17.5	—	—	—
Restricted cash	0.7	0.7	—	—
Short-term investments	57.8	—	57.8	—
Interest rate swap contract	2.6	—	2.6	—
Foreign currency forward contracts	6.6	—	6.6	—
Total assets	$492.2	$405.1	$69.6	$—
Liabilities:
Foreign currency forward contracts	$6.3	$—	$6.3	$—
Total liabilities	$6.3	$—	$6.3	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$257.1	$244.8	$12.3	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	56.9	—	56.9	—
Foreign currency forward contracts	5.6	—	5.6	—
Total assets	$320.4	$245.6	$74.8	$—
Liabilities:
Foreign currency forward contracts	$1.0	$—	$1.0	$—
Total liabilities	$1.0	$—	$1.0	$—
Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year, and generally are valued at amortized cost, which approximates fair value. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available market interest rates to measure the fair value of its interest rate swap contracts. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

Note 17 - Fair Value (continued)
In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions.
No other material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2022 and 2021, respectively.
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,468.0 million and $1,171.1 million at March 31, 2022 and December 31, 2021, respectively. The carrying value of this debt was $1,424.5 million and $1,087.5 million at March 31, 2022 and December 31, 2021, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.
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
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes"), as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three months ended March 31, 2022, respectively, was a gain of $1.7 million to accumulated comprehensive (loss) income with a corresponding offset to other income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.
The Company entered into $350 million floating-to-fixed 10-year Treasury rate locks during the first quarter of 2022, prior to issuing the 2032 Notes. This fixed the 10-year Treasury yield and settled at pricing of the 2032 Notes, resulting in $6.4 million of cash proceeds received by the Company. This amount was recorded to accumulated comprehensive income and will be amortized as a reduction in interest expense over the 10-year tenor of the 2032 Notes.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2022 and December 31, 2021, the Company had $291.4 million and $300.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of March 31, 2022 and December 31, 2021, the Company had $83.5 million and $80.0 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of March 31, 2022 and December 31, 2021, the Company had $207.9 million and $220.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three months ended March 31, 2022 and 2021, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2022	2021
Foreign currency forward contracts	Other income (expense), net	$(1.0)	$0.2

Note 19 - Subsequent Events
On April 29, 2022, the Company reached an agreement to acquire Spinea, s.r.o. (Spinea), a European technology leader and manufacturer of highly engineered cycloidal reduction gears and actuators. Spinea’s solutions primarily serve high-precision automation and robotics applications in the factory automation sector. Spinea is located in Presov, Slovakia, and is expected to have sales around $40 million for the full year of 2022. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter and will be funded with cash and borrowings from existing credit facilities.

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
Overview:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net sales	$1,124.6	$1,025.4	$99.2	9.7%
Net income	121.9	116.0	5.9	5.1%
Net income attributable to noncontrolling interest	3.7	2.7	1.0	37.0%
Net income attributable to The Timken Company	$118.2	$113.3	$4.9	4.3%
Diluted earnings per share	$1.56	$1.47	$0.09	6.1%
Average number of shares – diluted	75,545,665	77,264,641	—	(2.2)%
The increase in net sales for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 was primarily driven by strong organic growth (including positive pricing), partially offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 was primarily due to the favorable impact of higher volume and favorable price/mix, partially offset by higher material, logistics and other operating costs, a higher tax rate and higher pension mark-to-market charges.
Outlook:
The Company expects 2022 full-year revenue to be up approximately 8% compared to 2021, primarily due to higher demand across most end markets, positive pricing and the continued execution of growth initiatives. The Company's earnings are expected to be up in 2022 compared with 2021, primarily due to the favorable impact of higher volume and price/mix, partially offset by higher material, logistics and other operating costs, as well as higher interest costs and a higher tax rate. In 2021, the Company experienced supply chain disruptions, inflation and staffing issues related to increased customer demand. Timken expects these headwinds to persist throughout 2022, or potentially worsen due to the impact of Russia's invasion of Ukraine and the ongoing Coronavirus ("COVID-19") lockdowns in China.
The Company expects to generate cash from operating activities in 2022 above 2021 levels driven by higher earnings and lower pension and other postretirement contributions and payments. The Company expects capital expenditures between 4.0% and 4.5% of sales in 2022, compared with 3.6% of sales ($148 million) in 2021.

THE STATEMENT OF INCOME
Sales:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net sales	$1,124.6	$1,025.4	$99.2	9.7%
Net sales increased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increase was primarily due to strong organic growth (including positive pricing) of $113 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $15 million. The higher organic revenue was driven by higher demand across both segments.
Gross Profit:

	Three Months Ended March 31,
	2022	2021	$ Change	Change
Gross profit	$327.4	$299.2	$28.2	9.4%
Gross profit % to net sales	29.1%	29.2%		(10)	bps
Gross profit increased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, primarily due to favorable price/mix of $45 million and the impact of higher volume of $29 million, partially offset by higher material and logistics costs of $45 million.
Selling, General and Administrative ("SG&A") Expenses:

	Three Months Ended March 31,
	2022	2021	$ Change	Change
Selling, general and administrative expenses	$154.1	$144.5	$9.6	6.6%
Selling, general and administrative expenses % to net sales	13.7%	14.1%		(40)	bps
SG&A expenses increased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, as compared to the year-ago period, was primarily due to higher compensation and other spending to support the higher sales levels.

Impairment and Restructuring:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Impairment charges	$—	$3.4	$(3.4)	NM
Severance and related benefit costs	0.3	0.5	(0.2)	(40.0)%
Exit costs	0.7	0.1	0.6	NM
Total	$1.0	$4.0	$(3.0)	(75.0)%
Impairment and restructuring charges of $1.0 million during the three months ended March 31, 2022 were comprised primarily of severance and related benefits and exit costs related to the planned closure of the Company's Villa Carcina, Italy bearing plant. This initiative is expected to reduce headcount and right-size the Company's manufacturing footprint.
Impairment and restructuring charges of $4.0 million during the three months ended March 31, 2021 were comprised primarily of impairment charges related to certain engineering-related assets used in the business. Management concluded no further investment would be made in these assets and, as a result, reduced the value to zero. In addition, severance and related benefits are associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Company's Indianapolis, Indiana chain plant.
Refer to Note 13 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.
Other Income (Expense):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Non-service pension and other postretirement income	$1.3	$4.0	$(2.7)	(67.5)%
Other income, net	0.2	1.0	(0.8)	(80.0)%
Total other income	$1.5	$5.0	$(3.5)	(70.0)%
Non-service pension and other postretirement income decreased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, primarily due to higher pension remeasurement losses in 2022. The remeasurements were triggered by expected lump sum payments to new retirees exceeding annual service and interest costs for one of the Company's U.S. defined benefit pension plans. As a result of the remeasurements, the Company recognized net actuarial losses of $2.6 million and $0.9 million during the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease was also due to a lower expected return on plan assets in 2022. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Other income, net decreased for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, primarily due to the bargain purchase gain on the acquisition of Aurora that was recognized in 2021.

Income Tax Expense:

	Three Months Ended March 31,
	2022	2021	$ Change	Change
Provision for income taxes	$38.2	$25.3	$12.9	51.0%
Effective tax rate	23.9%	17.9%		600	bps
Income tax expense increased $12.9 million for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 due to higher pre-tax earnings and a discrete tax benefit in the prior year for release of accruals for uncertain tax positions from the settlement of the 2017 and 2018 U.S. federal tax years.
Refer to Note 5 - Income Taxes for more information on the computation of the income tax expense in interim periods.

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
The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2021 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.
The following item represents the Company's acquisitions completed in 2021:
•The Company acquired Intelligent Machine Solutions ("iMS") during the third quarter of 2021. The majority of the results for iMS are reported in the Process Industries segment.
Mobile Industries Segment:

	Three Months Ended March 31,
	2022	2021	$ Change	Change
Net sales	$540.4	$504.5	$35.9	7.1%
EBITDA	$75.1	$79.6	$(4.5)	(5.7%)
EBITDA margin	13.9%	15.8%		(190)	bps

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net sales	$540.4	$504.5	$35.9	7.1%
Less: Currency	(9.2)		(9.2)	NM
Net sales, excluding the impact of currency	$549.6	$504.5	$45.1	8.9%
The Mobile Industries segment's net sales, excluding the effects of foreign currency exchange rate changes, increased $45.1 million or 8.9% in the three months ended March 31, 2022 compared with the three months ended March 31, 2021, reflecting increased shipments in the off-highway and rail sectors, as well as higher net pricing, partially offset by lower shipments in the automotive sector. EBITDA decreased by $4.5 million or 5.7% for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, primarily due to higher material, logistics and other operating costs, partially offset by favorable price/mix and the impact of higher volume.

Process Industries Segment:

	Three Months Ended March 31,
	2022	2021	$ Change	Change
Net sales	$584.2	$520.9	$63.3	12.2%
EBITDA	$155.6	$131.0	$24.6	18.8%
EBITDA margin	26.6%	25.1%		150	bps

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net sales	$584.2	$520.9	$63.3	12.2%
Less: Acquisitions	1.2		1.2	NM
Currency	(6.0)		(6.0)	NM
Net sales, excluding the impact of acquisitions and currency	$589.0	$520.9	$68.1	13.1%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $68.1 million or 13.1% in the three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increase was primarily driven by increased demand in the distribution, general industrial, heavy industries, marine and services sectors, as well as higher net pricing, partially offset by lower revenue in the renewable energy sector. EBITDA increased $24.6 million or 18.8% for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 primarily due to favorable price/mix and higher volume, partially offset by higher material, logistics and other operating costs.
Unallocated Corporate:

	Three Months Ended March 31,
	2022	2021	$ Change	Change
Unallocated corporate expense	$(12.9)	$(11.6)	$(1.3)	11.2%
Unallocated corporate expense % to net sales	(1.1)%	(1.1)%		—	bps
The increase in unallocated corporate expense for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 was primarily due to higher variable compensation expense.

CASH FLOW

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash (used in) provided by operating activities	$(1.2)	$31.7	$(32.9)
Net cash used in investing activities	(35.0)	(39.4)	4.4
Net cash provided by (used in) financing activities	204.7	(6.4)	211.1
Effect of exchange rate changes on cash	(1.2)	(3.9)	2.7
Increase (decrease) in cash, cash equivalents and restricted cash	$167.3	$(18.0)	$185.3
Operating Activities:
The change in net cash (used in) provided by operating activities for the first three months of 2022 compared with the first three months of 2021 was primarily due to an increase in cash used for working capital items of $46.3 million, partially offset by an increase in the benefit of income taxes on cash of $6.5 million and higher net income of $5.9 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the three months of 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021	$ Change
Cash (Used) Provided:
Accounts receivable	$(118.2)	$(138.9)	$20.7
Unbilled receivables	16.1	(2.5)	18.6
Inventories	(70.2)	(33.3)	(36.9)
Trade accounts payable	7.7	19.9	(12.2)
Other accrued expenses	(19.5)	17.0	(36.5)
Cash used in working capital items	$(184.1)	$(137.8)	$(46.3)
The following table displays the impact of income taxes on cash during the three months of 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021	$ Change
Accrued income tax expense	$38.2	$25.3	$12.9
Income tax payments	(25.3)	(16.5)	(8.8)
Other miscellaneous items	(4.8)	(7.2)	2.4
Cash benefit from income taxes	$8.1	$1.6	$6.5
Investing Activities:
The decrease in net cash used in investing activities for the first three months of 2022 compared with the first three months of 2021 was primarily due to a decrease in cash used for investments in short-term marketable securities of $9.1 million, partially offset by an increase in capital expenditures of $4.9 million.
Financing Activities:
The change in net cash provided by (used in) financing activities for the first three months of 2022 compared with the first three months of 2021 was primarily due to an increase in net borrowings of $283.1 million, partially offset by an increase in the purchases of treasury shares of $73.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31, 2022	December 31, 2021
Short-term debt, including current portion of long-term debt	$41.0	$53.8
Long-term debt	1,747.2	1,411.1
Total debt	$1,788.2	$1,464.9
Less: Cash and cash equivalents	424.5	257.1
Net debt	$1,363.7	$1,207.8
Ratio of Net Debt to Capital:

	March 31, 2022	December 31, 2021
Net debt	$1,363.7	$1,207.8
Total equity	2,355.0	2,377.7
Net debt plus total equity (capital)	$3,718.7	$3,585.5
Ratio of net debt to capital	36.7%	33.7%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At March 31, 2022, the Company had strong liquidity with $424.5 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $741.2 million of available resources of committed credit lines. Of the $424.5 million of cash and cash equivalents, $267.7 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At March 31, 2022, the Senior Credit Facility had outstanding borrowings of $8.8 million, which reduced the availability to $641.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2022, the Company's consolidated leverage ratio was 2.45 to 1.0 (based on total debt as described below). The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2022, the Company's consolidated interest coverage ratio was 12.54 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 1.17% and the average rate on outstanding Euro borrowings was 1.00% as of March 31, 2022. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of March 31, 2022, the Company carried investment-grade credit ratings with Moody's (Baa2), S&P Global (BBB-) and Fitch (BBB-).
The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2024. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at March 31, 2022. As of March 31, 2022, the Company had no outstanding borrowings under the Accounts Receivable Facility.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $268.4 million. At March 31, 2022, the Company had borrowings outstanding of $29.9 million and bank guarantees of $0.3 million, which reduced the aggregate availability under these facilities to approximately $238.2 million.
On March 28, 2022, the Company issued the 2032 Notes in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the notes were used to repay borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance, and for general corporate purposes.
At March 31, 2022, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate cash from operating activities in 2022 above 2021 levels driven by higher earnings and lower pension and other postretirement contributions and payments. The Company expects capital expenditures between 4.0% and 4.5% of sales in 2022, compared with 3.6% of sales ($148 million) in 2021.
Financing Obligations and Other Commitments:
During the first three months of 2022, the Company made cash contributions and payments of $4.3 million to its global defined benefit pension plans and $0.9 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $10 million in 2022. The Company expects to make payments of approximately $5 million to its other postretirement benefit plans in 2022. Excluding mark-to-market charges, the Company expects lower pension and other postretirement benefits expense in 2022.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2021, during the three months ended March 31, 2022.

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
For the three months ended March 31, 2022, the Company recorded negative foreign currency translation adjustments of $20.0 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $44.0 million that decreased shareholders' equity for the three months ended March 31, 2021. The foreign currency translation adjustments for the three months ended March 31, 2022 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended March 31, 2022 totaled $2.2 million of net gains, compared with $2.1 million of net losses during the three months ended March 31, 2021.
Russia Operations:
The Company has two subsidiaries that operate in Russia, including a 51%-owned joint venture that produces bearings for the rail market in Russia. As a result of Russia's invasion of Ukraine (and associated sanctions), the Company recorded allowances of $3.5 million for trade receivables and other assets and recorded a $1.1 million write-down of inventory during the three months ended March 31, 2022. After giving effect to these allowances and write-downs, as of March 31, 2022, the Company has net assets (net of noncontrolling interest) and cumulative foreign currency translation adjustments totaling $21.9 million on its Consolidated Balance Sheet related to its Russia operations. Net assets related to the Company's Russia operations include $12.9 million of cash and cash equivalents. The Company will continue to monitor the events in Russia and Ukraine and may record additional asset impairments or write-offs in the future.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended March 31,
	2022	2021
Net Sales	$1,124.6	$1,025.4
Net Income Attributable to The Timken Company	118.2	113.3
Impairment, restructuring and reorganization charges (1)	1.6	5.2
Corporate pension and other postretirement benefit related expense (2)	2.6	0.9
Acquisition-related charges (gain) (3)	1.1	(0.8)
Russia-related charges (4)	4.6	—
Noncontrolling interest of above adjustments	(1.3)	0.2
Provision for income taxes (5)	(5.1)	(12.1)
Adjusted Net Income	$121.7	$106.7
Net income attributable to noncontrolling interest	3.7	2.7
Provision for income taxes (as reported)	38.2	25.3
Interest expense	14.3	14.9
Interest income	(0.6)	(0.5)
Depreciation and amortization expense (6)	41.4	42.7
Less: Noncontrolling interest	(1.3)	0.2
Less: Provision for income taxes (5)	(5.1)	(12.1)
Adjusted EBITDA	$225.1	$203.7
Adjusted EBITDA Margin (% of net sales)	20.0%	19.9%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended March 31,
	2022	2021
Diluted earnings per share (EPS)	$1.56	$1.47
Adjusted EPS	$1.61	$1.38
Diluted Shares	75,545,665	77,264,641
Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended March 31, 2022
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$540.4	$584.2	$—	$1,124.6
EBITDA	75.1	155.6	(15.5)	215.2
Impairment, restructuring and reorganization charges (1)	1.0	0.6	—	1.6
Corporate pension and other postretirement benefit related expense (2)	—	—	2.6	2.6
Acquisition-related charges (3)	—	0.4	0.7	1.1
Russia-related charges (4)	$3.1	$1.5	—	$4.6
Adjusted EBITDA	$79.2	$158.1	$(12.2)	$225.1
Adjusted EBITDA Margin (% of net sales)	14.7%	27.1%	NM	20.0%

	Three Months Ended March 31, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$504.5	$520.9	$—	$1,025.4
EBITDA	79.6	131.0	(11.9)	198.7
Impairment, restructuring and reorganization charges (1)	0.3	4.6	—	4.9
Corporate pension and other postretirement benefit related expense (2)	—	—	0.9	0.9
Acquisition-related charges (gain) (3)	0.2	0.1	(1.1)	(0.8)
Adjusted EBITDA	$80.1	$135.7	$(12.1)	$203.7
Adjusted EBITDA Margin (% of net sales)	15.9%	26.0%	NM	19.9%
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
(2) Corporate pension and other postretirement benefit related expense represents actuarial losses (gains) that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial losses and (gains) in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans for additional discussion.
(3) Acquisition-related charges (gain) represent the contingent consideration related to the acquisition of iMS that closed on August 20, 2021, and deal-related expenses associated with completed and certain unsuccessful transactions, as well as any resulting inventory step-up impact. In addition, the 2021 acquisition-related gain includes measurement period adjustments to the bargain purchase gain on the acquisition of the assets of Aurora that closed on November 30, 2020.
(4) Russia-related charges include allowances or impairments recorded against certain trade receivables, inventory and other assets to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. Refer to Russia Operations on page 30 above for additional information.
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
Free Cash Flow:
Free cash flow represents net cash provided by (used in) operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(1.2)	$31.7
Capital expenditures	(34.3)	(29.4)
Free cash flow	$(35.5)	$2.3

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended March 31, 2022 and December 31, 2021 was $387.4 million and $381.5 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 1.8 at March 31, 2022, compared with 1.7 at December 31, 2021.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	March 31, 2022	December 31, 2021
Net income	$387.4	$381.5
Provision for income taxes	108.0	95.1
Interest expense	58.2	58.8
Interest income	(2.4)	(2.3)
Depreciation and amortization	166.2	167.8
Consolidated EBITDA	717.4	700.9
Adjustments:
Impairment, restructuring and reorganization charges (1)	$11.0	$14.3
Corporate pension and other postretirement benefit related expense (2)	2.0	0.3
Acquisition-related charges (3)	4.2	2.3
Russia-related charges (4)	4.6	—
Tax indemnification and related items	0.2	0.2
Total adjustments	22.0	17.1
Adjusted EBITDA	$739.4	$718.0
Net Debt	$1,363.7	$1,207.8
Ratio of Net Debt to Adjusted EBITDA	1.8	1.7
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
(3) Acquisition-related charges represent contingent consideration related to the acquisition of iMS that closed on August 20, 2021, and deal-related expenses associated with completed and certain unsuccessful transactions, as well as any resulting inventory step-up impact. Also included is the acquisition-related gain related to measurement period adjustments to the bargain purchase gain on the acquisition of the assets of Aurora that closed on November 30, 2020.
(4) Russia-related charges include allowances or impairments recorded against certain trade receivables, inventory and other assets to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. Refer to Russia Operations on page 30 in Management Discussion and Analysis for additional information.

FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
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
•the impact of inflation on employee expenses, shipping costs, raw material costs, energy and fuel costs and other production costs;
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
•the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
•those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 or this Form 10-Q.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. U.S. Securities and Exchange Commission ("SEC") regulations require us to disclose certain information about environmental proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses the maximum permitted threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2022.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/2022 - 1/31/2022	451,275	$71.42	450,000	8,600,000
2/1/2022 - 2/28/2022	583,758	66.88	475,000	8,125,000
3/1/2022 - 3/31/2022	576,354	62.82	575,000	7,550,000
Total	1,611,387	$66.70	1,500,000	—
(1)Of the shares purchased in January, February and March, 1,275, 108,758 and 1,354 respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2022 filed on May 2, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: May 2, 2022	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2022	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)