Form 10-Q
period 2022-09-30
TIMKEN CO
filed 2022-10-26
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Shares, without par value	72,743,592 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions, except per share data)
Net sales	$1,136.4	$1,037.3	$3,414.7	$3,125.6
Cost of products sold	813.6	769.4	2,422.7	2,256.2
Gross Profit	322.8	267.9	992.0	869.4
Selling, general and administrative expenses	159.8	140.7	469.8	434.2
Impairment and restructuring charges	31.3	2.9	42.3	8.2
Operating Income	131.7	124.3	479.9	427.0
Interest expense	(19.3)	(14.8)	(51.9)	(45.0)
Interest income	1.1	0.5	2.7	1.7
Non-service pension and other postretirement income (expense)	1.3	0.5	(5.3)	5.9
Other income, net	2.3	1.5	1.4	0.3
Income Before Income Taxes	117.1	112.0	426.8	389.9
Provision for income taxes	26.7	20.4	108.9	75.1
Net Income	90.4	91.6	317.9	314.8
Less: Net income attributable to noncontrolling interest	3.4	3.5	7.7	8.6
Net Income Attributable to The Timken Company	$87.0	$88.1	$310.2	$306.2

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.19	$1.16	$4.20	$4.03

Diluted earnings per share	$1.18	$1.14	$4.16	$3.97
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Net Income	$90.4	$91.6	$317.9	$314.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(136.8)	(32.9)	(272.5)	(54.1)
Pension and postretirement liability adjustments	(1.4)	(1.5)	(4.3)	(4.8)
Change in fair value of derivative financial instruments	1.8	2.5	6.0	4.5
Other comprehensive loss, net of tax	(136.4)	(31.9)	(270.8)	(54.4)
Comprehensive income (loss), net of tax	(46.0)	59.7	47.1	260.4
Less: comprehensive income attributable to noncontrolling interest	0.1	3.7	2.9	7.8
Comprehensive income (loss) attributable to The Timken Company	$(46.1)	$56.0	$44.2	$252.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$300.9	$257.1
Restricted cash	0.7	0.8
Accounts receivable, less allowances (2022 – $16.1 million; 2021 – $16.9 million)	735.5	626.4
Unbilled receivables	83.6	104.5
Inventories, net	1,132.6	1,042.7
Deferred charges and prepaid expenses	40.1	32.2
Other current assets	160.1	149.8
Total Current Assets	2,453.5	2,213.5
Property, Plant and Equipment, net	1,069.0	1,055.3
Other Assets
Goodwill	979.1	1,022.7
Other intangible assets	594.7	668.8
Operating lease assets	102.4	118.9
Deferred income taxes	56.7	67.6
Other non-current assets	26.5	23.9
Total Other Assets	1,759.4	1,901.9
Total Assets	$5,281.9	$5,170.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	373.4	430.0
Short-term debt, including current portion of long-term debt	371.8	53.8
Salaries, wages and benefits	142.8	136.0
Income taxes payable	27.6	26.2
Other current liabilities	293.4	250.6
Total Current Liabilities	1,209.0	896.6
Non-Current Liabilities
Long-term debt	1,411.3	1,411.1
Accrued pension benefits	162.0	155.6
Accrued postretirement benefits	44.2	45.8
Long-term operating lease liabilities	67.1	77.6
Deferred income taxes	114.0	121.4
Other non-current liabilities	95.5	84.9
Total Non-Current Liabilities	1,894.1	1,896.4
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2022 – 77,665,364 shares; 2021 – 77,090,104 shares)
Stated capital	40.7	40.7
Other paid-in capital	817.2	786.9
Retained earnings	1,857.4	1,616.4
Accumulated other comprehensive loss	(289.0)	(23.0)
Treasury shares at cost (2022 – 4,921,772 shares; 2021 – 1,715,282 shares)	(332.7)	(126.1)
Total Shareholders’ Equity	2,093.6	2,294.9
Noncontrolling Interest	85.2	82.8
Total Equity	2,178.8	2,377.7
Total Liabilities and Equity	$5,281.9	$5,170.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$317.9	$314.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.0	126.5
Impairment charges	38.3	4.5
Loss on sale of assets	1.0	1.0
Loss on divestiture	2.1	—
Acquisition-related gain	—	(0.9)
Deferred income tax provision (benefit)	4.1	(6.4)
Stock-based compensation expense	22.3	15.6
Pension and other postretirement expense	11.9	2.9
Pension and other postretirement benefit contributions and payments	(11.5)	(18.2)
Changes in operating assets and liabilities:
Accounts receivable	(157.0)	(127.5)
Unbilled receivables	(5.2)	25.1
Inventories	(147.1)	(144.2)
Accounts payable, trade	(12.6)	60.5
Other accrued expenses	45.8	50.2
Income taxes	3.2	(0.3)
Other, net	(12.9)	(19.0)
Net Cash Provided by Operating Activities	222.3	284.6
Investing Activities
Capital expenditures	(122.5)	(103.6)
Acquisitions, net of cash acquired of $0.2 million	(152.4)	(7.2)
Proceeds from disposal of property, plant and equipment	3.3	—
Proceeds from divestitures, net of cash divested	1.0	—
Investments in short-term marketable securities, net	27.8	(5.4)
Other, net	0.8	0.3
Net Cash Used in Investing Activities	(242.0)	(115.9)
Financing Activities
Cash dividends paid to shareholders	(69.2)	(69.5)
Purchase of treasury shares	(193.3)	(56.6)
Proceeds from exercise of stock options	4.2	25.4
Payments related to tax withholding for stock-based compensation	(9.5)	(23.5)
Borrowings on accounts receivable facility	197.0	186.1
Payments on accounts receivable facility	(197.0)	(244.1)
Proceeds from long-term debt	684.5	215.0
Payments on long-term debt	(347.7)	(224.4)
Deferred financing costs	(3.5)	—
Short-term debt activity, net	17.0	(30.3)
Noncontrolling interest dividends paid	(0.5)	(0.5)
Other	6.5	—
Net Cash Provided by (Used in) Financing Activities	88.5	(222.4)
Effect of exchange rate changes on cash	(25.1)	(4.8)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	43.7	(58.5)
Cash, cash equivalents and restricted cash at beginning of year	257.9	321.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$301.6	$262.6
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

New Accounting Guidance Issued and Not Yet Adopted:

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." ASU 2022-04 is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. Supplier finance programs, which also may be referred to as reverse factoring, payables finance or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary. Under the guidance, a buyer in a supplier finance program would disclose qualitative and quantitative information about its supplier finance programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832)." ASU 2021-10 is intended to increase transparency of government assistance by requiring entities to disclose the types of government assistance, the entity's accounting for government assistance, and the effect of the government assistance on an entity's financial statements. This new guidance is effective for all entities for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact of the new guidance.

Note 2 - Significant Accounting Policies (continued)
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently assessing which of its various contracts will require an update for a new reference rate and will determine the timing for implementation of this guidance after completing that analysis. The Company continues to monitor future amendments, such as the current proposal by the FASB to defer the sunset date of reference rate reform relief by two years to December 31, 2024, after which entities would no longer be permitted to apply the relief in Topic 848.

Note 3 - Acquisitions and Divestitures
Acquisitions:
On May 31, 2022, the Company completed the acquisition of Spinea, s.r.o. ("Spinea"), a European technology leader and manufacturer of highly engineered cycloidal reduction gears and actuators, with estimated 2022 full year sales of approximately $40.0 million. Spinea’s solutions primarily serve high-precision automation and robotics applications in the factory automation sector. Spinea is located in Presov, Slovakia. The purchase price for this acquisition was $152.4 million, net of cash acquired of $0.2 million, subject to customary post-closing adjustments. Based on markets and customers served, results for Spinea are reported in the Process Industries segment.
The following table presents the purchase price allocation at fair value, for the Spinea acquisition as of September 30, 2022.

Initial Purchase Price Allocation
Assets:
Accounts receivable	$2.1
Inventories	20.9
Other current assets	2.9
Property, plant and equipment	82.0
Goodwill	39.2
Other intangible assets	32.1
Total assets acquired	$179.2
Liabilities:
Accounts payable, trade	$7.4
Salaries, wages and benefits	1.5
Other current liabilities	1.2
Long-term debt	0.2
Deferred income taxes	1.0
Other non-current liabilities	15.5
Total liabilities assumed	$26.8
Net assets acquired	$152.4

Note 3 - Acquisitions and Divestitures (continued)
The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2022:

	Preliminary Purchase Price Allocation
		Weighted - Average Life
Trade names	$8.2	20 years
Technology and know-how	6.1	6 years
Customer relationships	17.2	17 years
Capitalized software	0.6	2 years
Total intangible assets	$32.1
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
The amounts in the table above represent the preliminary purchase price allocation for Spinea. This purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained. As of September 30, 2022, no elements of the purchase price allocation have been finalized. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments has been completed on the acquisition date.
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
On September 6, 2022, the Company entered into an agreement to acquire GGB Bearing Technology ("GGB Bearings"), a division of Enpro, Industries and a global technology and market leader of premium engineered metal-polymer plain bearings for $305 million subject to customary post-closing adjustments. GGB Bearings revenue is estimated to be $200 million for the full year 2022. GGB Bearings' products are used mainly in industrial applications, and the acquisition has manufacturing facilities across the United States, Europe and China. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2022 and will be funded with cash on hand and borrowings from existing credit facilities.

Note 3 - Acquisitions and Divestitures (continued)
Divestitures:
On September 1, 2022, the Company completed the divestiture of Timken-Rus Service Company ooo ("Timken Russia"), one of its two subsidiaries in Russia. Timken Russia had net sales of $4.8 million and $19.6 million in 2022 and 2021, respectively. The results of operations of Timken Russia were reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served. The Company recorded proceeds of $1.0 million, net of cash divested of $5.3 million, and recognized a loss of $2.1 million on the sale of the business. The loss was reflected in other income, net in the Consolidated Statement of Income.

The Company made the decision to sell its Timken Aerospace Drive Systems, LLC ("ADS") business, located in Manchester, Connecticut. On October 7, 2022, the Company entered into a definitive agreement to sell the ADS business. During the third quarter of 2022, the business met the held for sale criteria, and the Company reclassified its assets and liabilities accordingly. Assets held for sale of $40.1 million are included in other current assets, and liabilities held for sale of $7.3 million are included in other current liabilities on the Consolidated Balance Sheet. As a result of the carrying value of the business exceeding the estimated sales price less costs to sell, the Company recorded an impairment charge of $29.3 million. The impairment charge is included in the impairment and restructuring line on the Consolidated Statement of Income. The Company expects to complete the sale during the fourth quarter of 2022, subject to customary closing conditions. Operating results of the ADS business are included the Mobile Industries segment.

The following table provides the major captions of assets and liabilities held for sale at September 30, 2022:

Assets:
Accounts receivable, net	$6.0
Unbilled receivables	25.4
Inventories, net	13.4
Property, plant and equipment, net	4.4
Operating lease assets	3.7
Intangible assets, net	16.2
Other assets	0.3
Total assets	69.4
Less: impairment charge	(29.3)
Assets held for sale	$40.1

Liabilities:
Accounts payable, trade	$2.1
Salaries, wages and benefits	1.1
Other current liabilities	1.0
Long-term operating lease liabilities	3.1
Liabilities held for sale	$7.3

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Mobile	Process	Total	Mobile	Process	Total
United States	$276.3	$238.7	$515.0	$235.3	$194.2	$429.5
Americas excluding the United States	59.2	65.1	124.3	54.9	47.4	102.3
Europe / Middle East / Africa	105.2	124.7	229.9	118.2	137.5	255.7
China	30.4	129.5	159.9	27.7	125.9	153.6
Asia-Pacific excluding China	55.8	51.5	107.3	51.2	45.0	96.2
Net sales	$526.9	$609.5	$1,136.4	$487.3	$550.0	$1,037.3

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Mobile	Process	Total	Mobile	Process	Total
United States	$808.8	$695.2	$1,504.0	$715.6	$582.0	$1,297.6
Americas excluding the United States	181.0	184.8	365.8	156.0	139.7	295.7
Europe / Middle East / Africa	352.7	402.1	754.8	369.6	401.9	771.5
China	92.3	373.9	466.2	94.3	388.6	482.9
Asia-Pacific excluding China	176.1	147.8	323.9	150.5	127.4	277.9
Net sales	$1,610.9	$1,803.8	$3,414.7	$1,486.0	$1,639.6	$3,125.6

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the percent of revenue by sales channel for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended	Nine Months Ended
Revenue by sales channel	September 30, 2022	September 30, 2021
Original equipment manufacturers	60%	61%
Distribution/end users	40%	39%

In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the nine months ended September 30, 2022 and September 30, 2021, approximately 9% and 8%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% and 4% of total net sales represented service revenue during the nine months ended September 30, 2022 and September 30, 2021, respectively. Finally, business with the United States ("U.S.") government or its contractors represented approximately 7% of total net sales during each of the nine months ended September 30, 2022 and September 30, 2021.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $170.7 million at September 30, 2022.

Note 4 - Revenue (continued)
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021:

	September 30, 2022	December 31, 2021
Beginning balance, January 1	$104.5	$110.9
Additional unbilled revenue recognized	301.9	383.0
Less: amounts billed to customers	(297.4)	(389.4)
Less: unbilled receivables reclassified to assets held for sale	(25.4)	—
Ending balance	$83.6	$104.5
There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2022 and September 30, 2021.

Note 5 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Mobile Industries	$526.9	$487.3	$1,610.9	$1,486.0
Process Industries	609.5	550.0	1,803.8	1,639.6
Net sales	$1,136.4	$1,037.3	$3,414.7	$3,125.6
Segment EBITDA:
Mobile Industries	$20.0	$53.2	$164.2	$200.1
Process Industries	165.3	129.7	484.4	401.9
Total EBITDA, for reportable segments	$185.3	$182.9	$648.6	$602.0
Unallocated corporate expense	(9.1)	(11.7)	(35.4)	(34.9)
Corporate pension and other postretirement benefit related expense (1)	(1.0)	(3.9)	(15.2)	(8.3)
Acquisition-related gain (2)	—	0.3	—	0.9
Depreciation and amortization	(39.9)	(41.3)	(122.0)	(126.5)
Interest expense	(19.3)	(14.8)	(51.9)	(45.0)
Interest income	1.1	0.5	2.7	1.7
Income before income taxes	$117.1	$112.0	$426.8	$389.9
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$26.7	$20.4	$108.9	$75.1
Effective tax rate	22.8%	18.2%	25.5%	19.3%
Income tax expense for the three and nine months ended September 30, 2022 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates.
The effective tax rate of 22.8% for the three months ended September 30, 2022 was higher than the rate for the three months ended September 30, 2021 primarily due to the net unfavorable impact of discrete tax items in comparison to the year ago period.
The effective tax rate of 25.5% for the nine months ended September 30, 2022 was higher than the rate for the nine months ended September 30, 2021 primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions, the net unfavorable impact of discrete tax items, including a discrete tax benefits in the year ago period in connection with the settlement of the 2017 and 2018 U.S. federal tax years during the nine months ended September 30, 2021, and lower deductions for stock-based compensation.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to The Timken Company	$87.0	$88.1	$310.2	$306.2
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$87.0	$88.1	$310.2	$306.2
Denominator:
Weighted average number of shares outstanding - basic	73,177,956	76,068,582	73,890,483	75,980,355
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	688,787	955,391	658,228	1,177,259
Weighted average number of shares outstanding assuming dilution of stock options and awards	73,866,743	77,023,973	74,548,711	77,157,614
Basic earnings per share	$1.19	$1.16	$4.20	$4.03
Diluted earnings per share	$1.18	$1.14	$4.16	$3.97
The dilutive effect of stock options and awards includes all outstanding stock options and awards except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three and nine months ended September 30, 2022 and 2021.
Note 8 - Inventories
The components of inventories at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Manufacturing supplies	$39.7	$38.0
Raw materials	115.9	121.8
Work in process	454.8	418.4
Finished products	588.2	527.8
Subtotal	1,198.6	1,106.0
Allowance for obsolete and surplus inventory	(66.0)	(63.3)
Total inventories, net	$1,132.6	$1,042.7
Inventories are valued at net realizable value, with approximately 56% valued on the first-in, first-out ("FIFO") method and the remaining 44% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method, and all the Company's international inventories are valued on the FIFO method.

The LIFO reserve at September 30, 2022 and December 31, 2021 was $229.1 million and $199.4 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$371.7	$651.0	$1,022.7
Acquisitions	—	39.2	39.2
Foreign currency translation adjustments and other changes	(33.8)	(49.0)	(82.8)
Ending balance	$337.9	$641.2	$979.1
The acquisition of Spinea added $39.2 million of goodwill. The goodwill is expected to be 100% tax deductible.
The following table displays intangible assets as of September 30, 2022 and December 31, 2021:

	Balance at September 30, 2022			Balance at December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$459.4	$(172.0)	$287.4	$518.1	$(189.3)	$328.8
Technology and know-how	230.7	(74.2)	156.5	270.7	(86.6)	184.1
Trade names	18.5	(7.3)	11.2	14.3	(9.6)	4.7
Capitalized software	283.6	(264.3)	19.3	280.0	(261.3)	18.7
Other	3.1	(2.4)	0.7	4.7	(3.6)	1.1
	$995.3	$(520.2)	$475.1	$1,087.8	$(550.4)	$537.4
Intangible assets not subject to amortization:
Trade names	$110.9		$110.9	$122.7		$122.7
FAA air agency certificates	8.7		8.7	8.7		8.7
	$119.6		$119.6	$131.4		$131.4
Total intangible assets	$1,114.9	$(520.2)	$594.7	$1,219.2	$(550.4)	$668.8
Amortization expense for intangible assets was $37.4 million and $41.7 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense included $32.2 million and $35.8 million related to intangible assets acquired as part of a business combination for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets is projected to be $49.7 million in 2022; $42.2 million in 2023; $40.3 million in 2024; $38.3 million in 2025; and $36.9 million in 2026. Substantially all amortization expense for intangible assets is recorded in Cost of product sold on the Consolidated Statement of Income.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Sales rebates	$67.7	$70.3
Freight and duties	24.5	25.5
Operating lease liabilities	22.2	26.2
Product warranty	19.6	11.7
Professional fees	16.4	10.8
Restructuring	4.1	7.0
Taxes other than income and payroll taxes	18.0	16.0
Interest	15.8	10.8
Other	105.1	72.3
Total other current liabilities	$293.4	$250.6

Note 11 - Financing Arrangements
Short-term debt at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 1.18% to 2.75% at September 30, 2022 and 0.50% to 2.00% at December 31, 2021	$50.9	$42.6
Short-term debt	$50.9	$42.6
The lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings up to $235.8 million in the aggregate. Most of these lines of credit are uncommitted. At September 30, 2022, the Company’s foreign subsidiaries had borrowings outstanding of $50.9 million and bank guarantees of $2.6 million, which reduced the aggregate availability under these facilities to $182.3 million.

Long-term debt at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Variable-rate Senior Credit Facility with an average interest rate on Euro of 1.00% at September 30, 2022 and U.S. Dollar of 1.09% and Euro of 1.00% at December 31, 2021	$7.8	$9.0
Variable-rate Accounts Receivable Facility	—	—
Variable-rate Term Loan(1), maturing on September 11, 2023, with an interest rate of 4.24% at September 30, 2022 and 1.23% at December 31, 2021	314.8	321.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.7	349.5
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	146.8	170.3
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	397.1	396.9
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.7	154.7
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.125%	341.7	—
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	12.7	15.8
Other	6.9	5.0
Total debt	$1,732.2	$1,422.3
Less: Current maturities	320.9	11.2
Long-term debt	$1,411.3	$1,411.1
(1) Net of discounts and fees
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2024. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at September 30, 2022. As of September 30, 2022, there were no outstanding borrowings under the Accounts Receivable Facility, and the entire $100 million was available. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Note 11 - Financing Arrangements (continued)
The Company entered into the Fourth Amended and Restated Credit Agreement ("Senior Credit Facility") on June 25, 2019. The Senior Credit Facility is a $650.0 million unsecured revolving credit facility, which matures on June 25, 2024. At September 30, 2022, the Company had $7.8 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $642.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.
On March 28, 2022, the Company issued fixed-rate unsecured senior notes ("2032 Notes") in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used to for general corporate purposes, which included repayment of borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance.
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
At September 30, 2022, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At September 30, 2022, outstanding letters of credit totaled $43.5 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $3.1 million of finance leases) subsequent to September 30, 2022 are as follows:

Year
2022	$3.7
2023	318.6
2024	359.4
2025	1.5
2026	11.3
2027	172.6
Thereafter	865.1

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

The Company had total environmental accruals of $5.0 million and $6.0 million for various known environmental matters that are probable and reasonably estimable at September 30, 2022 and December 31, 2021, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $19.6 million and $11.7 million at September 30, 2022 and December 31, 2021, respectively. The balances at the end of each respective period represent the best estimates of costs for future claims for products that are still under warranty. The increase in the liability for the first nine months of 2022 primarily relates to additional accruals for certain products sold into the automotive and renewable energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. Any significant change to these assumptions may be material to the results of operations in any particular period in which such change occurs.

The following is a rollforward of the consolidated product warranty accrual for the nine months ended September 30, 2022 and twelve months ended December 31, 2021:

	September 30, 2022	December 31, 2021
Beginning balance, January 1	$11.7	$9.4
Expense	10.5	10.1
Payments	(2.6)	(7.8)
Ending balance	$19.6	$11.7

Note 13 - Equity
The following tables present the changes in the components of equity for the three and nine months ended September 30, 2022 and 2021, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at June 30, 2022	$2,289.2	$40.7	$804.1	$1,793.2	$(155.9)	$(278.5)	$85.6
Net income	90.4			87.0			3.4
Foreign currency translation adjustment	(136.8)				(133.5)		(3.3)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.6 million)	(1.4)				(1.4)
Change in fair value of derivative financial instruments, net of reclassifications	1.8				1.8
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Dividends – $0.31 per share	(22.8)			(22.8)
Stock-based compensation expense	6.7		6.7
Stock purchased at fair market value	(49.0)					(49.0)
Stock option exercise activity	2.6		2.6
Shares surrendered for stock option activity	—		3.8			(3.8)
Payments related to tax withholding for stock-based compensation	(1.4)					(1.4)
Balance at September 30, 2022	$2,178.8	$40.7	$817.2	$1,857.4	$(289.0)	$(332.7)	$85.2

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2021	$2,377.7	$40.7	$786.9	$1,616.4	$(23.0)	$(126.1)	$82.8
Net income	317.9			310.2			7.7
Foreign currency translation adjustment	(272.5)				(267.7)		(4.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.5 million)	(4.3)				(4.3)
Change in fair value of derivative financial instruments, net of reclassifications	6.0				6.0
Dividends - $0.92 per share	(69.2)			(69.2)
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Stock-based compensation expense	22.3		22.3
Stock purchased at fair market value	(193.3)					(193.3)
Stock option exercise activity	4.2		4.2
Shares surrendered for stock option activity	—		3.8			(3.8)
Payments related to tax withholding for stock-based compensation	(9.5)					(9.5)
Balance at September 30, 2022	$2,178.8	$40.7	$817.2	$1,857.4	$(289.0)	$(332.7)	$85.2

Note 13 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non controlling Interest
Balance at June 30, 2021	$2,367.3	$40.7	$778.6	$1,510.9	$19.8	$(59.1)	$76.4
Net income	91.6			88.1			3.5
Foreign currency translation adjustment	(32.9)				(33.1)		0.2
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	2.5				2.5
Dividends paid to noncontrolling interest	(0.6)						(0.6)
Dividends - $0.30 per share	(22.8)			(22.8)
Stock-based compensation expense	3.1		3.1
Stock purchased at fair market value	(30.3)					(30.3)
Balance at September 30, 2021	$2,376.4	$40.7	$781.7	$1,576.2	$(12.3)	$(89.4)	$79.5

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non controlling Interest
Balance at December 31, 2020	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
Net income	314.8			306.2			8.6
Foreign currency translation adjustment	(54.1)				(53.3)		(0.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.6 million)	(4.8)				(4.8)
Change in fair value of derivative financial instruments, net of reclassifications	4.5				4.5
Dividends paid to noncontrolling interest	(0.6)						(0.6)
Dividends - $0.89 per share	(69.5)			(69.5)
Stock-based compensation expense	15.6		15.6
Stock purchased at fair market value	(56.6)					(56.6)
Stock option exercise activity	25.4		25.4
Payments related to tax withholding for stock-based compensation	(23.5)					(23.5)
Balance at September 30, 2021	$2,376.4	$40.7	$781.7	$1,576.2	$(12.3)	$(89.4)	$79.5

Note 14 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2022:

	Mobile Industries	Process Industries	Total
Impairment charges	$29.5	$—	$29.5
Severance and related benefit costs	1.3	0.1	1.4
Exit costs	0.3	0.1	0.4
Total	$31.1	$0.2	$31.3
For the nine months ended September 30, 2022:

	Mobile Industries	Process Industries	Total
Impairment charges	$38.3	$—	$38.3
Severance and related benefit costs	2.4	0.4	2.8
Exit costs	1.1	0.1	1.2
Total	$41.8	$0.5	$42.3
For the three months ended September 30, 2021:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$2.2	$0.3	$2.5
Exit costs	0.4	—	0.4
Total	$2.6	$0.3	$2.9
For the nine months ended September 30, 2021:

	Mobile Industries	Process Industries	Total
Impairment charges	$1.1	$3.4	$4.5
Severance and related benefit costs	2.2	0.9	3.1
Exit costs	0.6	—	0.6
Total	$3.9	$4.3	$8.2
The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Mobile Industries:
During the three months ended September 30, 2022, the Company classified the ADS business as assets held for sale and recorded an impairment charges of $29.3 million. The Company anticipates the sale of ADS business to be completed during the fourth quarter of 2022.

During the nine months ended September 30, 2022, the Company recorded impairment charges of $9.0 million related to certain assets of its joint venture in Russia. As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended its operations in Russia. Refer to Russia Operations in Management's Discussion and Analysis for additional information.

Note 14 - Impairment and Restructuring Charges (continued)
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company will be transferring the manufacturing of its single-row tapered roller bearing production to other bearing facilities in Europe, Asia and the United States. The Company expects to complete the closure of the facility by the end of October 2022 and is expected to affect approximately 110 employees. The Company expects to incur approximately $9 million to $11 million of expenses related to this closure. During the three months ended September 30, 2022, the Company recorded severance and related benefits of $0.4 million and exit costs of $0.3 million associated with this closure, and during the nine months ended September 30, 2022, the Company recorded severance and related benefits of $1.2 million and exit costs of $1.3 million associated with this closure. During the three months ended September 30, 2021, the Company recorded severance and related benefits of $2.2 million related to this closure. In addition to the severance and related benefits, the Company recorded impairment charges of $1.0 million during the nine months ended September 30, 2021. The Company has incurred cumulative pretax costs related to this closure of $9.1 million as of September 30, 2022, including rationalization costs recorded in cost of products sold. On January 31, 2022, the Company entered into an agreement to sell this facility with the sale expected to close in the fourth quarter of 2022.

Process Industries:
On February 4, 2020, the Company announced the closure of its chain manufacturing facility in Indianapolis, Indiana. This facility was part of the Diamond Chain Company ("Diamond Chain") acquisition completed on April 1, 2019. The Company will be transferring the manufacturing of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant is expected to cease operations by the end of the first quarter of 2023 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $11 million to $14 million of expenses related to this closure. During the three months and nine months ended September 30, 2021, the Company recorded severance and related benefit costs of $0.3 million and $0.9 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $12.9 million as of September 30, 2022, including rationalization costs recorded in cost of products sold.

In addition, the Company recorded impairment charges of $3.3 million related to certain engineering-related assets used in the business during the nine months ended September 30, 2021. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2022 and twelve months ended December 31, 2021:

	September 30, 2022	December 31, 2021
Beginning balance, January 1	$7.0	$8.0
Expense	4.0	4.4
Payments	(6.9)	(5.4)
Ending balance	$4.1	$7.0
The restructuring accrual at September 30, 2022 and December 31, 2021 was included in other current liabilities on the Consolidated Balance Sheets.

Note 15 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2022 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2022.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost (credit):
Service cost	$1.6	$2.4	$0.4	$0.5	$2.0	$2.9
Interest cost	4.7	4.3	1.4	1.1	6.1	5.4
Expected return on plan assets	(4.3)	(5.5)	(2.2)	(2.5)	(6.5)	(8.0)
Amortization of prior service cost	0.3	0.4	—	—	0.3	0.4
Recognition of net actuarial losses	1.0	3.9	—	—	1.0	3.9
Net periodic benefit cost (credit)	$3.3	$5.5	$(0.4)	$(0.9)	$2.9	$4.6

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost (credit):
Service cost	$5.3	$7.2	$1.2	$1.5	$6.5	$8.7
Interest cost	12.9	13.2	4.3	3.3	17.2	16.5
Expected return on plan assets	(14.5)	(17.7)	(7.1)	(7.6)	(21.6)	(25.3)
Amortization of prior service cost	0.9	1.0	0.1	0.1	1.0	1.1
Recognition of net actuarial losses	15.2	8.3	—	—	15.2	8.3
Net periodic benefit cost (credit)	$19.8	$12.0	$(1.5)	$(2.7)	$18.3	$9.3
The Company expects full year 2022 lump sum payments related to new retirees to exceed annual interest and service costs for two of the Company's U.S. defined benefit pension plans in 2022. This expectation triggered a remeasurement of assets and obligations for both plans. As a result of these remeasurements, the Company recognized net actuarial losses ("mark-to-market charges") of $1.0 million and $15.2 million during the three and nine months ended September 30, 2022, respectively.
For the three and nine months ended September 30, 2021, the Company expected to make lump sum payments related to new retirees in excess of annual interest and service costs for three of the Company's U.S. defined benefit pension plans in 2021. This expectation, along with the payout of deferred compensation to a former executive officer of the Company in June 2021, triggered a remeasurement of assets and obligations for these plans. As a result of this remeasurement, the Company recognized net actuarial losses of $3.9 million and $8.3 million during the three and nine months ended September 30, 2021, respectively.

Note 16 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2022 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic benefit credit:
Service Cost	$—	$—	$0.1	$0.1
Interest cost	0.4	0.4	1.1	1.1
Amortization of prior service credit	(2.6)	(2.6)	(7.6)	(7.6)
Net periodic benefit credit	$(2.2)	$(2.2)	$(6.4)	$(6.4)

Note 17 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2022	$(214.5)	$53.7	$4.9	$(155.9)
Other comprehensive (loss) income before reclassifications and income taxes	(136.8)	0.3	3.3	(133.2)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.3)	(0.8)	(3.1)
Income tax (expense) benefit	—	0.6	(0.7)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(136.8)	(1.4)	1.8	(136.4)
Noncontrolling interest	3.3	—	—	3.3
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(133.5)	(1.4)	1.8	(133.1)
Balance at September 30, 2022	$(348.0)	$52.3	$6.7	$(289.0)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2021	$(80.3)	$56.6	$0.7	$(23.0)
Other comprehensive (loss) income before reclassifications and income taxes	(272.5)	0.8	10.4	(261.3)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(6.6)	(2.4)	(9.0)
Income tax (expense) benefit	—	1.5	(2.0)	(0.5)
Net current period other comprehensive (loss) income, net of income taxes	(272.5)	(4.3)	6.0	(270.8)
Noncontrolling interest	4.8	—	—	4.8
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(267.7)	(4.3)	6.0	(266.0)
Balance at September 30, 2022	$(348.0)	$52.3	$6.7	$(289.0)

Note 17 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2021	$(38.2)	$60.1	$(2.1)	$19.8
Other comprehensive (loss) income before reclassifications and income taxes	(32.9)	0.2	2.7	(30.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.2)	0.9	(1.3)
Income tax benefit (expense)	—	0.5	(1.1)	(0.6)
Net current period other comprehensive (loss) income, net of income taxes	(32.9)	(1.5)	2.5	(31.9)
Noncontrolling interest	(0.2)	—	—	(0.2)
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(33.1)	(1.5)	2.5	(32.1)
Balance at September 30, 2021	$(71.3)	$58.6	$0.4	$(12.3)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2020	$(18.0)	$63.4	$(4.1)	$41.3
Other comprehensive (loss) income before reclassifications and income taxes	(54.1)	0.1	2.0	(52.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(6.5)	4.3	(2.2)
Income tax benefit (expense)	—	1.6	(1.8)	(0.2)
Net current period other comprehensive (loss) income, net of income taxes	(54.1)	(4.8)	4.5	(54.4)
Noncontrolling interest	0.8	—	—	0.8
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(53.3)	(4.8)	4.5	(53.6)
Balance at September 30, 2021	$(71.3)	$58.6	$0.4	$(12.3)
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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$267.3	$266.5	$0.8	$—
Cash and cash equivalents measured at net asset value	33.5	—	—	—
Restricted cash	0.7	0.7	—	—
Short-term investments	24.7	—	24.7	—
Interest rate swap contract	3.7	—	3.7	—
Foreign currency forward contracts	15.0	—	15.0	—
Total assets	$344.9	$267.2	$44.2	$—
Liabilities:
Foreign currency forward contracts	$11.0	$—	$11.0	$—
Total liabilities	$11.0	$—	$11.0	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$257.1	$244.8	$12.3	$—
Restricted cash	0.8	0.8	—	—
Short-term investments	56.9	—	56.9	—
Foreign currency forward contracts	5.6	—	5.6	—
Total assets	$320.4	$245.6	$74.8	$—
Liabilities:
Foreign currency forward contracts	$1.0	$—	$1.0	$—
Total liabilities	$1.0	$—	$1.0	$—
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
During the three months ended September 30, 2022, the Company's ADS business. located in Manchester, Connecticut, was reclassified to assets held for sale. In conjunction with this reclassification, the ADS business with a carrying value of $62.1 million, was written down to its estimated fair value less cost to sell of $32.8 million, resulting in an impairment charge of $29.3 million. The fair value for these net assets was determined based on an estimate of the value expected to be received upon the sale of this business. Refer to Note 3 - Acquisitions and Divestitures for more information on the expected sale of ADS.
During the nine months ended September 30, 2022, property, plant and equipment at the Company's joint venture in Russia, with a carrying value of $16.1 million, were written down to their fair value of $7.1 million, resulting in an impairment charge of $9.0 million. The fair value for these assets was determined based on an estimate of the best price that would be received in a current transaction to sell the assets to a third party.
No other material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2022 and 2021, respectively.
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,320.6 million and $1,171.1 million at September 30, 2022 and December 31, 2021, respectively. The carrying value of this debt was $1,402.8 million and $1,087.5 million at September 30, 2022 and December 31, 2021, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.
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
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes"), as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and nine months ended September 30, 2022, respectively, was a gain of $3.7 million and a gain of $8.5 million to accumulated comprehensive (loss) income with a corresponding offset to other income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.

Note 19 - Derivative Instruments and Hedging Activities (continued)
The Company entered into $350 million of floating-to-fixed 10-year Treasury rate locks during the first quarter of 2022, prior to issuing the 2032 Notes. This fixed the 10-year Treasury yield and settled at pricing of the 2032 Notes, resulting in $6.5 million of cash proceeds received by the Company. This amount was recorded to accumulated comprehensive income and will be amortized as a reduction in interest expense over the 10-year tenor of the 2032 Notes.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2022 and December 31, 2021, the Company had $419.4 million and $300.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.
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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of September 30, 2022 and December 31, 2021, the Company had $71.6 million and $80.0 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of September 30, 2022 and December 31, 2021, the Company had $347.8 million and $220.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2022 and 2021, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2022	2021	2022	2021
Foreign currency forward contracts	Other expense, net	$(1.1)	$1.2	$(8.0)	$0.5

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

Overview:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$1,136.4	$1,037.3	$99.1	9.6%
Net income	90.4	91.6	(1.2)	(1.3)%
Net income attributable to noncontrolling interest	3.4	3.5	(0.1)	(2.9)%
Net income attributable to The Timken Company	$87.0	$88.1	$(1.1)	(1.2)%
Diluted earnings per share	$1.18	$1.14	$0.04	3.5%
Average number of shares – diluted	73,866,743	77,023,973	—	(4.1)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$3,414.7	$3,125.6	$289.1	9.2%
Net income	317.9	314.8	3.1	1.0%
Net income attributable to noncontrolling interest	7.7	8.6	(0.9)	(10.5)%
Net income attributable to The Timken Company	$310.2	$306.2	$4.0	1.3%
Diluted earnings per share	$4.16	$3.97	$0.19	4.8%
Average number of shares – diluted	74,548,711	77,157,614	—	(3.4)%
The increase in net sales for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 was primarily driven by strong organic growth (including positive pricing), partially offset by the unfavorable impact of foreign currency exchange rate changes. The slight decrease in net income for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 was primarily due to higher material, logistics and other operating costs, higher impairment and restructuring charges and a higher tax rate, partially offset by favorable price/mix and the impact of higher volume. The higher impairment and restructuring charges were primarily related to the anticipated divestiture of the Company's ADS business.
The increase in net sales for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 was primarily driven by strong organic growth (including positive pricing), partially offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 was primarily due to favorable price/mix and the impact of higher volume, partially offset by higher material, logistics and other operating costs, higher impairment and restructuring charges, higher pension mark-to-market charges and a higher tax rate.
Outlook:
The Company expects 2022 full-year revenue to be up approximately 9% compared to 2021, primarily due to higher demand across most end markets, positive pricing and the continued execution of growth initiatives, partially offset by the net unfavorable impact of foreign currency exchange rates. The Company's earnings are expected to be up in 2022 compared with 2021, primarily due to the favorable impact of price/mix and higher volume, partially offset by higher material, logistics and other operating costs, as well as higher interest costs and a higher tax rate.
The Company expects to generate cash from operating activities in 2022 above 2021 levels driven by higher earnings. The Company expects capital expenditures of roughly 4.0% of sales in 2022, compared with 3.6% of sales ($148 million) in 2021.

THE STATEMENT OF INCOME
Sales:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$1,136.4	$1,037.3	$99.1	9.6%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$3,414.7	$3,125.6	$289.1	9.2%
Net sales increased for the three months ended September 30, 2022 compared with the three months ended September 30, 2021. The increase was primarily due to strong organic growth of $141 million and the benefit of acquisitions of $5 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $47 million. The higher organic revenue was driven by higher demand in the Mobile and Process Industries segments, and higher net pricing.
Net sales increased for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. The increase was primarily due to strong organic growth of $376 million and the benefit of acquisitions of $10 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $97 million. The higher organic revenue was driven by higher demand in the Mobile and Process Industries segments, and higher net pricing.
Gross Profit:

	Three Months Ended September 30,
	2022	2021	$ Change	Change
Gross profit	$322.8	$267.9	$54.9	20.5%
Gross profit % to net sales	28.4%	25.8%		260	bps

	Nine Months Ended September 30,
	2022	2021	$ Change	Change
Gross profit	$992.0	$869.4	$122.6	14.1%
Gross profit % to net sales	29.1%	27.8%		130	bps
Gross profit increased for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, primarily due to favorable price/mix of $103 million and the impact of higher volume of $27 million, partially offset by higher material and logistics costs of $35 million, unfavorable manufacturing performance of $35 million and the unfavorable impact of foreign currency exchange rate changes of $4 million.
Gross profit increased for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, primarily due to favorable price/mix of $221 million and the impact of higher volume of $81 million, partially offset by higher material and logistics costs of $124 million, unfavorable manufacturing performance of $43 million and the unfavorable impact of foreign currency exchange rate changes of $9 million.

Selling, General and Administrative ("SG&A") Expenses:

	Three Months Ended September 30,
	2022	2021	$ Change	Change
Selling, general and administrative expenses	$159.8	$140.7	$19.1	13.6%
Selling, general and administrative expenses % to net sales	14.1%	13.6%		50	bps

	Nine Months Ended September 30,
	2022	2021	$ Change	Change
Selling, general and administrative expenses	$469.8	$434.2	$35.6	8.2%
Selling, general and administrative expenses % to net sales	13.8%	13.9%		(10)	bps
SG&A expenses increased for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021. The increase for the three and nine months ended September 30, 2022, as compared to the year-ago periods, was primarily due to higher compensation costs (including incentive-based compensation) and increased spending to support the higher sales levels.
Impairment and Restructuring:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Impairment charges	$29.5	$—	$29.5	NM
Severance and related benefit costs	1.4	2.5	(1.1)	NM
Exit costs	0.4	0.4	—	—%
Total	$31.3	$2.9	$28.4	NM

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Impairment charges	$38.3	$4.5	$33.8	751.1%
Severance and related benefit costs	2.8	3.1	(0.3)	(9.7)%
Exit costs	1.2	0.6	0.6	100.0%
Total	$42.3	$8.2	$34.1	415.9%
Impairment and restructuring charges of $31.3 million during the three months ended September 30, 2022 were primarily due to impairment charges of $29.3 million related to the anticipated divestiture of the Company's ADS business. In addition, the Company incurred severance and related benefits, and exit costs associated with the closure of the Company's Villa Carcina, Italy bearing plant during the three months ended September 30, 2022. This initiative was undertaken to reduce headcount and continue to right-size the Company's manufacturing footprint.
Impairment and restructuring charges of $42.3 million during the nine months ended September 30, 2022 were comprised primarily of impairment charges related to the anticipated divestiture of the ADS business and property, plant and equipment at the Company's joint venture in Russia. In addition, the Company incurred severance and related benefits, and exit costs associated with the closure of the Company's Villa Carcina, Italy bearing plant during the nine months ended September 30, 2022.
Impairment and restructuring charges of $2.9 million and $8.2 million during the three and nine months ended September 30, 2021 were comprised primarily of severance and related benefits related to the planned closures of the Company's Villa Carcina, Italy bearing plant and Indianapolis, Indiana chain plant. These initiatives were expected to reduce headcount and right-size the Company's manufacturing footprint. In addition, impairment charges during the nine September 30, 2021 were related to certain engineering-related assets used in the business. Management concluded no further investment would be made in the engineering-related assets and as a result, reduced the value to zero.

Refer to Note 14 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Interest Income and Expense:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Interest expense	$(19.3)	$(14.8)	$(4.5)	30.4%
Interest income	1.1	0.5	$0.6	120.0%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Interest expense	$(51.9)	$(45.0)	$(6.9)	15.3%
Interest income	2.7	1.7	$1.0	58.8%

The increase in interest expense for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021 was primarily due to higher average debt outstanding due to the issuance of the $350 million 2032 Notes in March 2022. Proceeds from the 2032 Notes were used for general corporate purposes, which included repayment of borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance. In addition, a portion of the proceeds from the 2032 Notes was used to fund the Spinea acquisition, which closed in the second quarter of 2022.
Other Income (Expense):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Non-service pension and other postretirement income	$1.3	$0.5	$0.8	NM
Other income, net	2.3	1.5	0.8	53.3%
Total other income	$3.6	$2.0	$1.6	NM

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(5.3)	$5.9	$(11.2)	(189.8)%
Other income, net	1.4	0.3	1.1	366.7%
Total other (expense) income	$(3.9)	$6.2	$(10.1)	(162.9)%
Non-service pension and other postretirement income increased for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, primarily due to lower pension remeasurement losses in 2022. Non-service pension and other postretirement (expense) income decreased for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, primarily due to higher pension remeasurement losses in 2022. The remeasurements were triggered by expected lump sum payments to new retirees exceeding annual service and interest costs for two of the Company's U.S. defined benefit pension plans in 2022. As a result of the remeasurements, the Company recognized net actuarial losses of $1.0 million and $3.9 million during the three months ended September 30, 2022 and September 30, 2021, respectively, and $15.2 million and $8.3 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. In addition, the decrease was due to a lower expected return on plan assets in 2022. Refer to Note 15 - Retirement Benefit Plans and Note 16 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Income Tax Expense:

	Three Months Ended September 30,
	2022	2021	$ Change	Change
Provision for income taxes	$26.7	$20.4	$6.3	30.9%
Effective tax rate	22.8%	18.2%		460	bps

	Nine Months Ended September 30,
	2022	2021	$ Change	Change
Provision for income taxes	$108.9	$75.1	$33.8	45.0%
Effective tax rate	25.5%	19.3%		620	bps
Income tax expense increased $6.3 million for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 primarily due to the net unfavorable impact of discrete tax items in comparison to the year ago period.

Income tax expense increased $33.8 million for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 primarily due to an unfavorable mix of earnings in higher tax rate jurisdictions, the net unfavorable impact of discrete tax items, including a discrete tax benefits in the year ago period, and lower deductions for stock-based compensation.
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
In August 2022, the Company announced organizational changes, which included the appointment of executive leaders for its Engineered Bearings and Industrial Motion product groups. The Company is currently evaluating whether these changes will affect its reportable segments.
The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2022 and 2021 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.
The following item represents the Company's acquisitions and divestitures completed in 2022 and 2021:
•The Company completed the sale of Timken Russia during the third quarter of 2022. Results for Timken Russia were reported in the Mobile Industries and Process Industries segments based on customers and underlying market sectors served.
•The Company acquired Spinea during the second quarter of 2022. The majority of the results for Spinea are reported in the Process Industries segment.
•The Company acquired iMS during the third quarter of 2021. The majority of the results for iMS are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended September 30,
	2022	2021	$ Change	Change
Net sales	$526.9	$487.3	$39.6	8.1%
EBITDA	$20.0	$53.2	$(33.2)	(62.4%)
EBITDA margin	3.8%	10.9%		(710)	bps

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$526.9	$487.3	$39.6	8.1%
Less: Divestitures	(0.3)	—	(0.3)	NM
Currency	(20.1)	—	(20.1)	NM
Net sales, excluding the impacts of divestitures and currency	$547.3	$487.3	$60.0	12.3%

	Nine Months Ended September 30,
	2022	2021	$ Change	Change
Net sales	$1,610.9	$1,486.0	$124.9	8.4%
EBITDA	$164.2	$200.1	$(35.9)	(17.9%)
EBITDA margin	10.2%	13.5%		(710)	bps

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$1,610.9	$1,486.0	$124.9	8.4%
Less: Divestitures	(0.3)		(0.3)	NM
Currency	(45.0)	—	(45.0)	NM
Net sales, excluding the impacts of divestitures and currency	$1,656.2	$1,486.0	$170.2	11.5%
The Mobile Industries segment's net sales, excluding the effects of divestitures and foreign currency exchange rate changes, increased $60.0 million or 12.3% in the three months ended September 30, 2022 compared with the three months ended September 30, 2021, reflecting increased shipments in the off-highway and automotive sectors, as well as higher net pricing. EBITDA decreased by $33.2 million or 62.4% for the three months ended September 30, 2022 compared with the three months ended September 30, 2021, primarily due to higher impairment and restructuring charges, higher material, logistics and other operating costs, partially offset by favorable price/mix and the impact of higher volume.
The Mobile Industries segment's net sales, excluding the effects of divestitures and foreign currency exchange rate changes, increased $170.2 million or 11.5% in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, reflecting increased shipments in the off-highway, heavy truck, rail and automotive and aerospace sectors, as well as higher net pricing. EBITDA decreased by $35.9 million or 17.9% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, primarily due to higher material, logistics and other operating costs, higher impairment and restructuring charges, partially offset by favorable price/mix and the impact of higher volume.

Process Industries Segment:

	Three Months Ended September 30,
	2022	2021	$ Change	Change
Net sales	$609.5	$550.0	$59.5	10.8%
EBITDA	$165.3	$129.7	$35.6	27.4%
EBITDA margin	27.1%	23.6%		350	bps

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$609.5	$550.0	$59.5	10.8%
Less: Acquisitions	7.0	—	7.0	NM
Divestitures	(1.5)	—	(1.5)	NM
Currency	(27.1)	—	(27.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$631.1	$550.0	$81.1	14.7%

	Nine Months Ended September 30,
	2022	2021	$ Change	Change
Net sales	$1,803.8	$1,639.6	$164.2	10.0%
EBITDA	$484.4	$401.9	$82.5	20.5%
EBITDA margin	26.9%	24.5%		240	bps

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$1,803.8	$1,639.6	$164.2	10.0%
Less: Acquisitions	12.1	—	12.1	NM
Divestitures	(1.5)	—	(1.5)	NM
Currency	(52.1)	—	(52.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,845.3	$1,639.6	$205.7	12.5%
The Process Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $81.1 million or 14.7% in the three months ended September 30, 2022 compared with the three months ended September 30, 2021. The increase was primarily driven by increased demand in the distribution, heavy industries, general industrial and marine sectors, as well as higher net pricing, partially offset by lower revenue in the renewable energy sector. EBITDA increased $35.6 million or 27.4% for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 primarily due to favorable price/mix and the impact of higher volume, partially offset by higher material, logistics and other operating costs.
The Process Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $205.7 million or 12.5% in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. The increase was primarily driven by increased demand in the distribution, general industrial, heavy industries, marine and services sectors, as well as higher net pricing, partially offset by lower revenue in the renewable energy sector. EBITDA increased $82.5 million or 20.5% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 primarily due to favorable price/mix and the impact of higher volume, partially offset by higher material, logistics and other operating costs.

Unallocated Corporate:

	Three Months Ended September 30,
	2022	2021	$ Change	Change
Unallocated corporate expense	$(9.1)	$(11.7)	$2.6	(22.2%)
Unallocated corporate expense % to net sales	(0.8)%	(1.1)%		30	bps

	Nine Months Ended September 30,
	2022	2021	$ Change	Change
Unallocated corporate expense	$(35.4)	$(34.9)	$(0.5)	1.4%
Unallocated corporate expense % to net sales	(1.0)%	(1.1)%		10	bps
The decrease in unallocated corporate expense for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 was primarily due to foreign currency exchange gains recorded in 2022, compared to foreign currency exchange losses in the prior year, partially offset by higher compensation expense and other spending to support increased business activity levels.

CASH FLOW

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by operating activities	$222.3	$284.6	$(62.3)
Net cash used in investing activities	(242.0)	(115.9)	(126.1)
Net cash provided by (used in) financing activities	88.5	(222.4)	310.9
Effect of exchange rate changes on cash	(25.1)	(4.8)	(20.3)
Increase (decrease) in cash and cash equivalents and restricted cash	$43.7	$(58.5)	$102.2
Operating Activities:
The decrease in net cash provided by operating activities for the first nine months of 2022 compared with the first nine months of 2021 was primarily due to an increase in cash used for working capital items of $140.2 million, partially offset by an increase in the benefit of income taxes on cash of $14.0 million, a decrease in pension and other postretirement benefit contributions and payments of $6.6 million and a net increase in non-cash charges included in net income, including impairment charges, pension expense and stock-based compensation expense. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the nine months of 2022 and 2021, respectively:

	Nine Months Ended September 30,
	2022	2021	$ Change
Cash (used in) provided by:
Accounts receivable	$(157.0)	$(127.5)	$(29.5)
Unbilled receivables	(5.2)	25.1	(30.3)
Inventories	(147.1)	(144.2)	(2.9)
Trade accounts payable	(12.6)	60.5	(73.1)
Other accrued expenses	45.8	50.2	(4.4)
Cash used in working capital items	$(276.1)	$(135.9)	$(140.2)
The following table displays the impact of income taxes on cash during the nine months of 2022 and 2021, respectively:

	Nine Months Ended September 30,
	2022	2021	$ Change
Accrued income tax expense	$108.9	$75.1	$33.8
Income tax payments	(98.8)	(80.0)	(18.8)
Other items	(2.8)	(1.8)	(1.0)
Change in income taxes	$7.3	$(6.7)	$14.0
Investing Activities:
The increase in net cash used in investing activities for the first nine months of 2022 compared with the first nine months of 2021 was primarily due to an increase in cash used for acquisitions of $145.2 million and an increase in capital expenditures of $18.9 million, partially offset by a decrease in cash used for investments in short-term marketable securities of $33.2 million.
Financing Activities:
The change in net cash used in financing activities for the first nine months of 2022 compared with the first nine months of 2021 was primarily due to an increase in net borrowings of $451.5 million, partially offset by an increase in the purchases of treasury shares of $136.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	September 30, 2022	December 31, 2021
Short-term debt, including current portion of long-term debt	$371.8	$53.8
Long-term debt	1,411.3	1,411.1
Total debt	$1,783.1	$1,464.9
Less: Cash and cash equivalents	300.9	257.1
Net debt	$1,482.2	$1,207.8
Ratio of Net Debt to Capital:

	September 30, 2022	December 31, 2021
Net debt	$1,482.2	$1,207.8
Total equity	2,178.8	2,377.7
Net debt plus total equity (capital)	$3,661.0	$3,585.5
Ratio of net debt to capital	40.5%	33.7%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At September 30, 2022, the Company had strong liquidity with $300.9 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $742.2 million of available resources from committed credit lines. Of the $300.9 million of cash and cash equivalents, $267.2 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. As of September 30, 2022, Timken had $10.6 million of cash in Russia, which the Company is presently unable to repatriate. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On June 25, 2019, the Company entered into the Senior Credit Facility, which is a $650.0 million unsecured revolving credit facility that matures on June 25, 2024. At September 30, 2022, the Senior Credit Facility had outstanding borrowings of $7.8 million, which reduced the availability to $642.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2022, the Company's consolidated leverage ratio was 2.22 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of September 30, 2022, the Company's consolidated interest coverage ratio was 12.45 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding Euro borrowings was 1.00% as of September 30, 2022. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of September 30, 2022, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).
The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2024. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of September 30, 2022, the Company had no outstanding borrowings under the Accounts Receivable Facility and no borrowing base limitations. Availability under the Accounts Receivable Facility was $100 million as of September 30, 2022.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $235.8 million. At September 30, 2022, the Company had borrowings outstanding of $50.9 million and bank guarantees of $2.6 million, which reduced the aggregate availability under these facilities to approximately $182.3 million.
On March 28, 2022, the Company issued the 2032 Notes in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used for general corporate purposes, which included repayment of borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance. In addition, a portion of the proceeds from the 2032 Notes was used to fund the Spinea acquisition, which closed in the second quarter of 2022.
At September 30, 2022, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate cash from operating activities in 2022 above 2021 levels driven by higher earnings. The Company expects capital expenditures of roughly 4.0% of sales in 2022, compared with 3.6% of sales ($148 million) in 2021.
Financing Obligations and Other Commitments:
During the first nine months of 2022, the Company made cash contributions and payments of $8.9 million to its global defined benefit pension plans and $2.7 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $11 million in 2022. The Company expects to make payments of approximately $4 million to its other postretirement benefit plans in 2022. Excluding mark-to-market charges, the Company expects higher pension and other postretirement benefits expense in 2022 compared to 2021 primarily due to lower expected returns on pension plan assets and higher interest expense, partially offset by lower service costs.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2021, during the nine months ended September 30, 2022.

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
For the nine months ended September 30, 2022, the Company recorded negative foreign currency translation adjustments of $267.7 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $53.3 million that decreased shareholders' equity for the nine months ended September 30, 2021. The foreign currency translation adjustments for the nine months ended September 30, 2022 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro, Chinese Yuan and Indian Rupee.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended September 30, 2022 totaled $9.1 million of net gains, compared with $3.2 million of net losses during the three months ended September 30, 2021. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the nine months ended September 30, 2022 totaled $13.7 million of net gains, compared with $8.8 million of net losses during the nine months ended September 30, 2021.
Russia Operations:
The Company had two subsidiaries in Russia, including Timken Russia, which was 100% owned by Timken and a 51%-owned joint venture to serve the Russian rail market ("Rail JV"). As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended operations and recorded property, plant and equipment impairment charges of $9.0 million and inventory write-downs of $4.1 million during the nine months ended September 30, 2022. During the third quarter of 2022, the Company sold its Timken Russia business resulting in a loss of $2.1 million on the sale. After giving effect to these impairments and write-downs, as well as the sale of Timken Russia, as of September 30, 2022, the Company has net assets (net of noncontrolling interest of $7.4 million), totaling $8.1 million on its Consolidated Balance Sheet related to its Rail JV. Net assets include $10.6 million of cash and cash equivalents. The Company will continue to monitor the events in Russia and Ukraine and may record additional asset impairments or write-offs in the future.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$1,136.4	$1,037.3	$3,414.7	$3,125.6
Net Income Attributable to The Timken Company	87.0	88.1	310.2	306.2
Impairment, restructuring and reorganization charges (1)	32.1	5.9	35.7	13.3
Corporate pension and other postretirement benefit related expense (2)	1.0	3.9	15.2	8.3
Russia-related charges (3)	2.3	—	15.3	—
Acquisition-related charges (4)	3.0	1.5	5.7	2.1
Noncontrolling interest of above adjustments	0.1	—	(5.7)	0.2
Provision for income taxes (5)	(12.9)	(8.4)	(18.2)	(26.3)
Adjusted Net Income	$112.6	$91.0	$358.2	$303.8
Net income attributable to noncontrolling interest	3.4	3.5	7.7	8.6
Provision for income taxes (as reported)	26.7	20.4	108.9	75.1
Interest expense	19.3	14.8	51.9	45.0
Interest income	(1.1)	(0.5)	(2.7)	(1.7)
Depreciation and amortization expense (6)	39.9	41.0	122.0	125.7
Less: Noncontrolling interest	0.1	—	(5.7)	0.2
Less: Provision for income taxes (5)	(12.9)	(8.4)	(18.2)	(26.3)
Adjusted EBITDA	$213.6	$178.6	$669.9	$582.6
Adjusted EBITDA Margin (% of net sales)	18.8%	17.2%	19.6%	18.6%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted earnings per share (EPS)	$1.18	$1.14	$4.16	$3.97
Adjusted EPS	$1.52	$1.18	$4.80	$3.94
Diluted Shares	73,866,743	77,023,973	74,548,711	77,157,614
Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended September 30, 2022
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$526.9	$609.5	$—	$1,136.4
EBITDA	20.0	165.3	(10.1)	175.2
Impairment, restructuring and reorganization charges (1)	31.0	1.1	—	32.1
Corporate pension and other postretirement benefit related expense (2)	—	—	1.0	1.0
Russia-related charges (3)	4.1	(1.8)	—	2.3
Acquisition-related charges (4)	—	2.1	0.9	3.0
Adjusted EBITDA	$55.1	$166.7	$(8.2)	$213.6
Adjusted EBITDA Margin (% of net sales)	10.5%	27.4%	NM	18.8%

	Three Months Ended September 30, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$487.3	$550.0	$—	$1,037.3
EBITDA	53.2	129.7	(15.3)	167.6
Impairment, restructuring and reorganization charges (1)	4.8	0.8	—	5.6
Corporate pension and other postretirement benefit related expense (2)	—	—	3.9	3.9
Acquisition-related charges (3)	0.2	0.2	1.1	1.5
Adjusted EBITDA	$58.2	$130.7	$(10.3)	$178.6
Adjusted EBITDA Margin (% of net sales)	11.9%	23.7%	NM	17.2%

	Nine Months Ended September 30, 2022
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$1,610.9	$1,803.8	$—	$3,414.7
EBITDA	164.2	484.4	(50.6)	598.0
Impairment, restructuring and reorganization charges (1)	33.0	2.7	—	35.7
Corporate pension and other postretirement benefit related expense (2)	—	—	15.2	15.2
Russia-related charges (3)	16.6	(1.3)	—	15.3
Acquisition-related charges (4)	—	3.5	2.2	5.7
Adjusted EBITDA	$213.8	$489.3	$(33.2)	$669.9
Adjusted EBITDA Margin (% of net sales)	13.3%	27.1%	NM	19.6%

	Nine Months Ended September 30, 2021
	Mobile	Process	Unallocated Corporate	Total
Net Sales	$1,486.0	$1,639.6	$—	$3,125.6
EBITDA	200.1	401.9	(42.3)	559.7
Impairment, restructuring and reorganization charges (1)	6.3	6.2	—	12.5
Corporate pension and other postretirement benefit related expense (2)	—	—	8.3	8.3
Acquisition-related charges (3)	0.6	0.5	1.0	2.1
Adjusted EBITDA	$207.0	$408.6	$(33.0)	$582.6
Adjusted EBITDA Margin (% of net sales)	13.9%	24.9%	NM	18.6%
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; and (iv) impairment of assets held for sale. Impairment, restructuring and reorganization charges for the third quarter of 2022 included $29.3 million related to ADS. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
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
(3) Russia-related charges include impairments and allowances recorded against certain property, plant and equipment, inventory and trade receivables to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the third quarter of 2022. Refer to Russia Operations on page 40 above for additional information.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$145.2	$105.8	$222.3	$284.6
Capital expenditures	(47.3)	(43.1)	(122.5)	(103.6)
Free cash flow	$97.9	$62.7	$99.8	$181.0

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended September 30, 2022 and December 31, 2021 was $384.6 million and $381.5 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 1.8 at September 30, 2022, compared with 1.7 at December 31, 2021.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	September 30, 2022	December 31, 2021
Net income	$384.6	$381.5
Provision for income taxes	128.9	95.1
Interest expense	65.7	58.8
Interest income	(3.3)	(2.3)
Depreciation and amortization	163.3	167.8
Consolidated EBITDA	739.2	700.9
Adjustments:
Impairment, restructuring and reorganization charges (1)	$37.5	$14.3
Corporate pension and other postretirement benefit related expense (2)	7.2	0.3
Acquisition-related charges (3)	5.9	2.3
Russia-related charges (4)	15.3	—
Tax indemnification and related items	0.2	0.2
Total adjustments	66.1	17.1
Adjusted EBITDA	$805.3	$718.0
Net Debt	$1,482.2	$1,207.8
Ratio of Net Debt to Adjusted EBITDA	1.8	1.7
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; and (iv) impairment of assets held for sale. Impairment, restructuring and reorganization charges for the twelve months ended September 30, 2022 included $29.3 million related to ADS. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges.  However, management believes these actions are not representative of the Company’s core operations.
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
(4) Russia-related charges include allowances and impairments recorded against certain trade receivables, inventory and other assets to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the third quarter of 2022. Refer to Russia Operations on page 40 in Management Discussion and Analysis for additional information.

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

•changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms in a rising interest rate environment, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On May 31, 2022, the Company completed the acquisition of Spinea. The results of this acquisition are included in the Company's consolidated financial statements for the first nine months of 2022. The total and net assets of Spinea represent 3% of the Company's total assets and 6% of the Company's net assets as of September 30, 2022. The net sales and net income of Spinea represented less than 1% of the Company's consolidated net sales and consolidated net income for the first nine months of 2022. The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include this acquisition. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2022.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/2022 - 7/31/2022	—	$—	—	6,800,000
8/1/2022 - 8/31/2022	430,147	66.03	420,000	6,380,000
9/1/2022 - 9/30/2022	330,000	64.47	330,000	6,050,000
Total	760,147		750,000	—
(1)Of the shares purchased in August, 10,147 represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

Item 6. Exhibits

10.1	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective as of August 2, 2022.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2022 filed on October 26, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 26, 2022	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2022	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)