Form 10-Q
period 2023-03-31
TIMKEN CO
filed 2023-05-03
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Shares, without par value	72,395,215 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions, except per share data)
Net sales	$1,262.8	$1,124.6
Cost of products sold	846.0	786.3
Selling, general and administrative expenses	186.8	154.1
Amortization of intangible assets	13.5	10.9
Impairment and restructuring charges	28.9	1.0
Operating Income	187.6	172.3
Interest expense	(24.1)	(14.3)
Interest income	1.5	0.6
Non-service pension and other postretirement income	0.1	1.3
Other income, net	3.1	0.2
Income Before Income Taxes	168.2	160.1
Provision for income taxes	42.5	38.2
Net Income	125.7	121.9
Less: Net income attributable to noncontrolling interest	3.4	3.7
Net Income Attributable to The Timken Company	$122.3	$118.2

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.69	$1.58

Diluted earnings per share	$1.67	$1.56
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Net Income	$125.7	$121.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27.7	(22.6)
Pension and postretirement liability adjustments	(1.5)	(1.5)
Change in fair value of derivative financial instruments	(0.8)	2.0
Other comprehensive income (loss), net of tax	25.4	(22.1)
Comprehensive income, net of tax	151.1	99.8
Less: comprehensive income attributable to noncontrolling interest	3.7	1.1
Comprehensive income attributable to The Timken Company	$147.4	$98.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$330.5	$331.6
Restricted cash	8.6	9.1
Accounts receivable, less allowances (2023 – $17.6 million; 2022 – $17.9 million)	758.1	699.6
Unbilled receivables	115.1	103.9
Inventories, net	1,209.4	1,191.3
Deferred charges and prepaid expenses	47.8	44.4
Other current assets	122.8	124.1
Total Current Assets	2,592.3	2,504.0
Property, Plant and Equipment, net	1,228.5	1,207.4
Other Assets
Goodwill	1,075.8	1,098.3
Other intangible assets	755.3	765.3
Operating lease assets	108.2	101.4
Deferred income taxes	67.2	71.0
Other non-current assets	25.7	25.0
Total Other Assets	2,032.2	2,061.0
Total Assets	$5,853.0	$5,772.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	390.5	403.9
Short-term debt, including current portion of long-term debt	48.6	49.0
Salaries, wages and benefits	131.9	155.3
Income taxes payable	31.9	51.3
Other current liabilities	337.1	352.9
Total Current Liabilities	940.0	1,012.4
Non-Current Liabilities
Long-term debt	1,978.8	1,914.2
Accrued pension benefits	160.1	160.3
Accrued postretirement benefits	31.5	31.4
Long-term operating lease liabilities	67.6	65.2
Deferred income taxes	138.0	139.8
Other non-current liabilities	100.7	96.2
Total Non-Current Liabilities	2,476.7	2,407.1
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2023 – 78,417,035 shares; 2022 – 77,767,640 shares)
Stated capital	40.7	40.7
Other paid-in capital	853.3	829.6
Retained earnings	2,030.8	1,932.1
Accumulated other comprehensive loss	(156.8)	(181.9)
Treasury shares at cost (2023 – 6,021,820 shares; 2022 – 5,188,257 shares)	(420.0)	(352.2)
Total Shareholders’ Equity	2,348.0	2,268.3
Noncontrolling Interest	88.3	84.6
Total Equity	2,436.3	2,352.9
Total Liabilities and Equity	$5,853.0	$5,772.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$125.7	$121.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.6	41.4
Impairment charges	28.3	—
Loss on sale of assets	0.2	0.6
Gain on divestitures	(4.0)	—
Deferred income tax provision	2.8	1.8
Stock-based compensation expense	11.0	7.1
Pension and other postretirement expense	0.4	1.0
Pension and other postretirement benefit contributions and payments	(4.8)	(5.2)
Changes in operating assets and liabilities:
Accounts receivable	(50.3)	(118.2)
Unbilled receivables	(11.1)	16.1
Inventories	6.1	(70.2)
Accounts payable, trade	(9.4)	7.7
Other accrued expenses	(44.8)	(19.5)
Income taxes	(15.0)	6.3
Other, net	(2.1)	8.0
Net Cash Provided by (Used in) Operating Activities	78.6	(1.2)
Investing Activities
Capital expenditures	(41.7)	(34.3)
Acquisitions, net of cash acquired	(29.2)	—
Proceeds from divestitures, net of cash divested	5.7	—
Investments in short-term marketable securities, net	0.8	(0.8)
Other, net	(0.1)	0.1
Net Cash Used in Investing Activities	(64.5)	(35.0)
Financing Activities
Cash dividends paid to shareholders	(23.6)	(23.5)
Purchase of treasury shares	(54.0)	(100.0)
Proceeds from exercise of stock options	12.7	1.4
Payments related to tax withholding for stock-based compensation	(13.8)	(7.5)
Borrowings on accounts receivable facility	29.0	100.0
Payments on accounts receivable facility	(14.0)	(100.0)
Proceeds from long-term debt	137.0	524.3
Payments on long-term debt	(82.7)	(182.7)
Deferred financing costs	—	(2.6)
Short-term debt activity, net	(8.1)	(11.1)
Other	—	6.4
Net Cash (Used in) Provided by Financing Activities	(17.5)	204.7
Effect of exchange rate changes on cash	1.8	(1.2)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1.6)	167.3
Cash, cash equivalents and restricted cash at beginning of year	340.7	257.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$339.1	$425.2
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)
Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company" or "Timken") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The Company previously classified intangible asset amortization expense within cost of products sold in the Company's Consolidated Statements of Income. Intangible asset amortization expense is now classified separately. The 2022 presentation has been revised to conform to the 2023 presentation resulting in a reduction in the cost of products sold for the three months ended March 31, 2022.
Note 2 - Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." ASU 2022-04 is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. Supplier finance programs, which also may be referred to as reverse factoring, payables finance or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary. Under the guidance, a buyer in a supplier finance program would disclose qualitative and quantitative information about its supplier finance programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Refer to Note 12 - Supply Chain Financing in the Notes to the Consolidated Financial Statements for additional information.

Note 3 - Acquisitions and Divestitures
Acquisitions:
On January 31, 2023, the Company acquired the assets of American Roller Bearing Company ("ARB"), a North Carolina-based manufacturer of industrial bearings. ARB, which boasts a large U.S. installed base and strong aftermarket business, operates manufacturing facilities in Hiddenite and Morganton, North Carolina. The total purchase price for this acquisition was $32.0 million, including $0.5 million of the purchase price that was held back for the post-closing settlement of working capital. ARB generated sales of approximately $35 million in 2022 and the transaction was funded with cash on hand. Results for ARB are reported in the Engineered Bearings segment.
The following table presents the purchase price allocation at fair value for the ARB acquisition as of March 31, 2023.

Initial Purchase Price Allocation
Assets:
Accounts receivable	$4.7
Inventories	19.2
Other current assets	0.6
Property, plant and equipment	12.8
Other intangible assets	0.1
Total assets acquired	$37.4
Liabilities:
Accounts payable, trade	$2.8
Salaries, wages and benefits	0.1
Other current liabilities	3.0
Total liabilities assumed	$5.9
Net assets acquired	$31.5
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
The amounts in the table above represent the preliminary purchase price allocation for ARB. This purchase price allocation, including the residual amount allocated to goodwill or the recognition of a bargain purchase price gain, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. As of March 31, 2023, no elements of the purchase price allocation have been finalized. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments has been completed on the acquisition date.
On November 4, 2022, the Company completed the acquisition of GGB Bearing Technology ("GGB"), a global technology and market leader of premium engineered metal-polymer plain bearings, for $302.5 million, net of cash acquired of $19.2 million, subject to customary post-closing adjustments. GGB's revenue was approximately $200 million for the full year 2022. GGB's products are used mainly in industrial applications, including pumps and compressors, HVAC, off-highway, energy, material handling and aerospace. With manufacturing facilities across the United States, Europe and China, GGB employs approximately 900 people and has a global engineering, distribution and sales footprint. Results for GGB are reported in the Engineered Bearings segment.
On May 31, 2022, the Company completed the acquisition of Spinea, s.r.o. ("Spinea"), a European technology leader and manufacturer of highly engineered cycloidal reduction gears and actuators, with full year 2022 sales of approximately $40 million. Spinea’s solutions primarily serve high-precision automation and robotics applications in the factory automation platform. Spinea is located in Presov, Slovakia. The purchase price for this acquisition was $151.2 million, net of cash acquired of $0.2 million, subject to customary post-closing adjustments. Results for Spinea are reported in the Industrial Motion segment.

Note 3 - Acquisitions and Divestitures (continued)
The following table presents the updated purchase price allocation at fair value, net of cash acquired, for the 2022 acquisitions, as of March 31, 2023:

	Initial Purchase Price Allocation	Adjustments	Updated Purchase Price Allocation
Assets:
Accounts receivable	$30.6	$—	$30.6
Inventories	52.3	(0.6)	51.7
Other current assets	7.6	—	7.6
Property, plant and equipment	153.6	(3.5)	150.1
Goodwill	106.9	(2.4)	104.5
Other intangible assets	182.6	(0.8)	181.8
Other assets	12.1	3.5	15.6
Total assets acquired	$545.7	$(3.8)	$541.9
Liabilities:
Accounts payable, trade	$16.8	$(0.5)	$16.3
Salaries, wages and benefits	11.8	—	11.8
Income taxes payable	3.2	—	3.2
Other current liabilities	7.0	(1.0)	6.0
Accrued pension benefits	3.2	—	3.2
Deferred income taxes	30.0	—	30.0
Other non-current liabilities	20.0	—	20.0
Total liabilities assumed	$92.0	$(1.5)	$90.5
Net assets acquired	$453.7	$(2.3)	$451.4
The above purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. The purchase price allocation for Spinea is preliminary pending the continued evaluation of operating leases, which is expected to be finalized during the second quarter of 2023. The purchase price allocation for GGB is preliminary pending the continued evaluation of certain working capital accounts, real estate and other intangible assets, as well the related impacts on deferred income taxes. During the measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.
On April 4, 2023, the Company acquired Leonardo Top S.a.r.l. ("Nadella"), a leading European manufacturer of linear guides, telescopic rails, actuators and systems and other specialized industrial motion solutions, from ICG plc. Nadella operates manufacturing facilities in Europe and China and reported revenue of approximately €100 million in 2022.
Divestitures:
On February 28, 2023, the Company completed the sale of all of its membership interests in S.E. Setco Services Company, LLC ("SE Setco"), a 50% owned joint venture. The Company had accounted for SE Setco as an equity method investment prior to the sale. The Company received $5.7 million in cash proceeds for SE Setco and recognized a pretax gain of $4.8 million on the sale. The gain was reflected in other income, net in the Consolidated Statement of Income.

Note 4 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").
Effective January 1, 2023, the Company began operating under new reportable segments. The Company’s two reportable segments are Engineered Bearings and Industrial Motion. Segment results for 2022 have been revised to conform to the 2023 presentation of segments.

	Three Months Ended March 31,
	2023	2022
Net sales:
Engineered Bearings	$900.7	$772.4
Industrial Motion	362.1	352.2
Net sales	$1,262.8	$1,124.6
Segment EBITDA:
Engineered Bearings	$205.0	$168.3
Industrial Motion	48.2	62.4
Total EBITDA, for reportable segments	$253.2	$230.7
Unallocated corporate expense	(17.7)	(12.9)
Corporate pension and other postretirement benefit related income (expense) (1)	0.9	(2.6)
Depreciation and amortization	(45.6)	(41.4)
Interest expense	(24.1)	(14.3)
Interest income	1.5	0.6
Income before income taxes	$168.2	$160.1
(1) Corporate pension and other postretirement benefit related expense represents actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions or experience.

	March 31, 2023	December 31, 2022
Assets by Segment:
Engineered Bearings	$3,384.3	$3,270.3
Industrial Motion	2,044.4	2,070.1
Corporate (2)	424.3	432.0
	$5,853.0	$5,772.4
(2) Corporate assets include corporate buildings and cash and cash equivalents.

Note 5 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$340.9	$194.3	$535.2	$289.8	$198.8	$488.6
Americas excluding the United States	92.2	27.9	120.1	92.4	20.8	113.2
Europe / Middle East / Africa	183.9	113.8	297.7	162.6	102.5	265.1
China	158.4	16.3	174.7	129.3	22.1	151.4
Asia-Pacific excluding China	125.3	9.8	135.1	98.3	8.0	106.3
Net sales	$900.7	$362.1	$1,262.8	$772.4	$352.2	$1,124.6

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percent of revenue by sales channel for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2023	March 31, 2022
Original equipment manufacturers	60%	60%
Distribution/end users	40%	40%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the three months ended March 31, 2023 and March 31, 2022, approximately 8% and 9%, respectively, of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% and 5% of total net sales represented service revenue during the three months ended March 31, 2023 and March 31, 2022, respectively. Finally, business with the United States ("U.S.") government or its contractors represented approximately 5% and 7% of total net sales during each of the three months ended March 31, 2023 and March 31, 2022, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $126.0 million at March 31, 2023.

Note 5 - Revenue (continued)
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2023 and the twelve months ended December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance, January 1	$103.9	$104.5
Additional unbilled revenue recognized	96.3	396.2
Less: amounts billed to customers	(85.1)	(370.5)
Less: unbilled receivables reclassified to assets held for sale	—	(26.3)
Ending balance	$115.1	$103.9
There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2023 and the twelve months ended December 31, 2022.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the three months ended March 31, 2023 and the twelve months ended December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance, January 1	$54.3	$35.8
Revenue (cash) received in advance	7.8	54.8
Less: revenue recognized	(16.3)	(36.3)
Ending balance	$45.8	$54.3
Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2023	2022
Provision for income taxes	$42.5	$38.2
Effective tax rate	25.3%	23.9%
Income tax expense for the three months ended March 31, 2023 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates.
The effective tax rate of 25.3% for the three months ended March 31, 2023 was higher than the effective tax rate for the three months ended March 31, 2022 primarily due to an increase in the mix of earnings in international jurisdictions with relatively higher tax rates.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to The Timken Company	$122.3	$118.2

Denominator:
Weighted average number of shares outstanding - basic	72,499,928	74,782,153
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	860,926	763,512
Weighted average number of shares outstanding assuming dilution of stock options and awards	73,360,854	75,545,665
Basic earnings per share	$1.69	$1.58
Diluted earnings per share	$1.67	$1.56
The dilutive effect of performance-based restricted stock units are included once they meet minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three months ended March 31, 2023 and 2022.
Note 8 - Inventories
The components of inventories at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Manufacturing supplies	$42.5	$41.7
Raw materials	138.1	132.0
Work in process	498.6	491.2
Finished products	598.1	584.8
Subtotal	1,277.3	1,249.7
Allowance for obsolete and surplus inventory	(67.9)	(58.4)
Total inventories, net	$1,209.4	$1,191.3
Inventories are valued at net realizable value, with approximately 60% valued on the first-in, first-out ("FIFO") method and the remaining 40% valued on the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued on the LIFO method. The Company's international inventories are valued on the FIFO method.

The LIFO reserve at March 31, 2023 and December 31, 2022 was $234.2 million and $235.4 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 9 - Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, performing its annual impairment test as of October 1st. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In connection with the adoption of new reportable segments, goodwill was reallocated to new reporting units based on relative fair value at the reporting unit level. The Engineered Bearings segment has one reporting unit and the Industrial Motion segment has six reporting units.
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance	$679.8	$418.5	$1,098.3
Impairment loss	—	(28.3)	(28.3)
Foreign currency translation adjustments and other changes	(0.5)	6.3	5.8
Ending balance	$679.3	$396.5	$1,075.8
During the first quarter of 2023, the Company reviewed goodwill for impairment for its reporting units due to the change in reporting segments that went into effect January 1, 2023. The Company utilizes both an income approach and a market approach in testing goodwill for impairment. The Company utilized updated forecasts for the income approach as part of the goodwill impairment review. Based on the earnings and cash flow forecasts for the Belts & Chain reporting unit within the Industrial Motion segment, the Company determined that the reporting unit could not support the carrying value of its goodwill. As a result, the Company recorded a pretax impairment loss of $28.3 million during the first quarter of 2023, which was reported in impairment and restructuring charges on the Consolidated Statement of Income.
The following table displays intangible assets as of March 31, 2023 and December 31, 2022:

	Balance at March 31, 2023			Balance at December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$567.1	$(190.6)	$376.5	$561.5	$(183.2)	$378.3
Technology and know-how	272.0	(85.3)	186.7	273.1	(80.4)	192.7
Trade names	31.8	(9.1)	22.7	18.4	(8.7)	9.7
Capitalized software	290.0	(268.0)	22.0	288.4	(266.3)	22.1
Other	7.7	(4.3)	3.4	3.3	(2.3)	1.0
	$1,168.6	$(557.3)	$611.3	$1,144.7	$(540.9)	$603.8
Intangible assets not subject to amortization:
Trade names	$135.3		$135.3	$152.8		$152.8
FAA air agency certificates	8.7		8.7	8.7		8.7
	$144.0		$144.0	$161.5		$161.5
Total intangible assets	$1,312.6	$(557.3)	$755.3	$1,306.2	$(540.9)	$765.3
Amortization expense for intangible assets was $15.1 million and $12.7 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to intangible assets acquired as part of a business combination is reported in amortization of intangible assets on the Consolidated Statement of Income, and amortization expense related to capitalized software is reported in cost of products sold or selling, general and administrative expenses on the Consolidated Statement of Income. Amortization expense for intangible assets is projected to be $56.2 million in 2023; $51.5 million in 2024; $50.6 million in 2025; $49.1 million in 2026; and $47.3 million in 2027.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of March 31, 2023 and December 31, 2022:

(Dollars in millions)	March 31, 2023	December 31, 2022
Sales rebates	$64.8	$82.9
Deferred revenue	45.8	54.3
Product warranty	25.4	23.5
Operating lease liabilities	25.3	24.1
Current derivative liability	23.1	19.8
Taxes other than income and payroll taxes	21.0	18.7
Freight and duties	17.3	21.7
Interest	16.9	15.0
Professional fees	16.5	17.4
Restructuring	3.0	3.1
Other	78.0	72.4
Total other current liabilities	$337.1	$352.9

Note 11 - Financing Arrangements
Short-term debt at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Variable-rate Accounts Receivable Facility with an interest rate of 5.54% at March 31, 2023	$7.1	$—
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 3.42% to 4.90% at March 31, 2023 and 2.38% to 5.50% at December 31, 2022	38.7	46.3
Short-term debt	$45.8	$46.3
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2024. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2023. As of March 31, 2023, there were $100.0 million in outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to zero. $7.1 million of the outstanding borrowings under the Accounts Receivable Facility was classified as short-term at March 31, 2023, which reflects the Company's expectations over the next 12 months relative to the minimum borrowing base. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings up to $237.4 million in the aggregate. Most of these lines of credit are uncommitted. At March 31, 2023, the Company’s foreign subsidiaries had borrowings outstanding of $38.7 million and bank guarantees of $3.7 million, which reduced the aggregate availability under these facilities to $195.0 million.
Long-term debt at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 5.72% and Euro of 3.46% at March 31, 2023 and U.S. Dollar of 5.10% and Euro of 2.21% at December 31, 2022	$63.6	$8.5
Variable-rate Accounts Receivable Facility with an interest rate of 5.54% at March 31, 2023 and 5.01% at December 31, 2022	92.9	85.0
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 5.54% at March 31, 2023 and 5.55% at December 31, 2022	399.1	399.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.9	349.8
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	162.4	160.4
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	397.4	397.2
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.8	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.125%	342.5	342.1
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	13.4	13.6
Other	5.6	6.4
Total debt	$1,981.6	$1,916.9
Less: current maturities	2.8	2.7
Long-term debt	$1,978.8	$1,914.2
(1) Net of discounts and fees

Note 11 - Financing Arrangements (continued)
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of the $750.0 million unsecured revolving credit facility ("Senior Credit Facility") and a $400.0 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The Credit Agreement amended and restated the Company's previous revolving credit agreement that was set to mature on June 25, 2024, and replaced the $350.0 million term loan that was set to mature on September 11, 2023 ("2023 Term Loan"). The Credit Agreement also replaced interest rates based on LIBOR with interest rates based on Secured Overnight Financing Rate ("SOFR"). At March 31, 2023, the Company had $63.6 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $686.4 million. The Credit Agreement has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.
On March 28, 2022, the Company issued fixed-rate unsecured senior notes ("2032 Notes") in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used for general corporate purposes, which included the repayment of borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance.
At March 31, 2023, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At March 31, 2023, outstanding letters of credit totaled $52.0 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $3.5 million of finance leases) subsequent to March 31, 2023 are as follows:

Year
2023	$2.5
2024	450.2
2025	26.9
2026	51.6
2027	584.6
2028	521.3
Thereafter	355.9
The table above excludes $11.4 million of unamortized premiums and fees that are netted against long-term debt at March 31, 2023.

Note 12 - Supply Chain Financing
The Company offers a supplier finance program with two different financial institutions where suppliers may receive early payment from the financial institutions on invoices issued to the Company. The Company and each financial institution entered into arrangements providing for the Company to pay the financial institution per the terms of any supplier invoice paid early under the program and to pay an annual fee for the supplier finance platform subscription and related support. The Company and the financial institutions may terminate participation in the program with 90 days’ written notice. The supplier finance programs are unsecured and are not guaranteed by the Company. The financial institutions enter into separate arrangements with suppliers directly to participate in the program. The Company does not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institutions. The supplier invoice terms under the program typically require payment in full within 90 days of the invoice date.
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the three months ended March 31, 2023:

March 31, 2023
Confirmed obligations outstanding, January 1	$14.4
Invoices confirmed	20.4
Confirmed invoices paid	(19.3)
Confirmed obligations outstanding, ending balance	$15.5
The obligations outstanding at March 31, 2023 were included in accounts payable, trade on the Consolidated Balance Sheet.

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
On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy, LLC. ("Lovejoy") a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 14 other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”). The Company acquired Lovejoy in 2016. Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, allegedly including, but not limited to, a release or threatened release on or from Lovejoy's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site were settled or dismissed prior to our acquisition of Lovejoy.
The Company had total environmental accruals of $4.7 million and $4.8 million for various known environmental matters that are probable and reasonably estimable at March 31, 2023 and December 31, 2022, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.
Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $25.4 million and $23.5 million at March 31, 2023 and December 31, 2022, respectively. The balances at the end of each respective period represent the best estimates of costs for future claims for products that are still under warranty. The increase in the liability for the first three months of 2023 primarily relates to additional accruals for certain products sold into the automotive and renewable energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. The Company is currently evaluating claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.
The following is a rollforward of the consolidated product warranty accrual for the three months ended March 31, 2023 and twelve months ended December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance, January 1	$23.5	$11.7
Expense	2.2	14.7
Payments	(0.3)	(2.9)
Ending balance	$25.4	$23.5

Note 14 - Equity
The following tables present the changes in the components of equity for the three months ended March 31, 2023 and 2022, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2022	$2,352.9	$40.7	$829.6	$1,932.1	$(181.9)	$(352.2)	$84.6
Net income	125.7			122.3			3.4
Foreign currency translation adjustment	27.7				27.4		0.3
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Dividends - $0.31 per share	(23.6)			(23.6)
Stock-based compensation expense	11.0		11.0
Stock purchased at fair market value	(54.0)					(54.0)
Stock option exercise activity	12.7		12.7
Payments related to tax withholding for stock-based compensation	(13.8)					(13.8)
Balance at March 31, 2023	$2,436.3	$40.7	$853.3	$2,030.8	$(156.8)	$(420.0)	$88.3

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non controlling Interest
Balance at December 31, 2021	$2,377.7	$40.7	$786.9	$1,616.4	$(23.0)	$(126.1)	$82.8
Net income	121.9			118.2			3.7
Foreign currency translation adjustment	(22.6)				(20.0)		(2.6)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	2.0				2.0
Dividends - $0.30 per share	(23.5)			(23.5)
Stock-based compensation expense	7.1		7.1
Stock purchased at fair market value	(100.0)					(100.0)
Stock option exercise activity	1.4		1.4
Payments related to tax withholding for stock-based compensation	(7.5)					(7.5)
Balance at March 31, 2022	$2,355.0	$40.7	$795.4	$1,711.1	$(42.5)	$(233.6)	$83.9

Note 15 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$—	$28.3	$28.3
Severance and related benefit costs	0.7	(0.1)	0.6
Total	$0.7	$28.2	$28.9

For the three months ended March 31, 2022:

	Engineered Bearings	Industrial Motion	Total
Severance and related benefit costs	$0.4	$(0.1)	$0.3
Exit costs	0.7	—	0.7
Total	$1.1	$(0.1)	$1.0

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Engineered Bearings:
On January 16, 2023, the Company announced the closure of its bearing plant in Gaffney, South Carolina. The Company expects to transfer its remaining operations to other bearing manufacturing facilities in North America. The closure of this facility is expected to occur by the end of the fourth quarter of 2023 and is expected to affect approximately 225 employees. The Company expects to incur approximately $10 million to $12 million of pretax costs in total related to this closure. During the three months ended March 31, 2023, the Company recorded severance and related benefits of $0.8 million related to this closure. The Company incurred cumulative pretax costs related to this closure of $2.0 million as of March 31, 2023, including rationalization costs recorded in cost of products sold.
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company transferred the manufacturing of its single-row tapered roller bearing production to other bearing facilities in Europe, Asia and the United States. The Company completed the closure of the facility on October 31, 2022, and it affected approximately 110 employees. During the three months ended March 31, 2022, the Company recorded severance and related benefits of $0.4 million and exit costs of $0.6 million related to this closure. The Company incurred cumulative pretax costs related to this closure of $9.8 million as of March 31, 2023, including rationalization costs recorded in cost of products sold. On November 1, 2022, the Company completed the sale of this facility.
Industrial Motion:
During the third quarter of 2022, the Company announced certain organizational changes, which included the appointment of executive leaders for its Engineered Bearings and Industrial Motion product groups. After evaluating the impact from the organizational changes and revising segment results through the balance of 2022, the Company concluded that it will operate under two new reportable segments, Engineered Bearings and Industrial Motion, effective January 1, 2023. In conjunction with this change in segmented results, the Company had to reallocate goodwill to new reporting units under these two segments. In addition, the Company had to review goodwill for impairment under these new reporting units. As a result of this goodwill impairment review, the Company recognized a pretax goodwill impairment loss of $28.3 million during the three months ended March 31, 2023.

Note 15 - Impairment and Restructuring Charges (continued)
On February 4, 2020, the Company announced the closure of its chain manufacturing facility in Indianapolis, Indiana. This facility was part of the Diamond Chain Company ("Diamond Chain") acquisition completed on April 1, 2019. The Company transferred the majority of its Diamond Chain product line to its chain manufacturing facility in Fulton, Illinois. The chain plant is expected to cease operations by the end of April 2023 and is expected to affect approximately 240 employees. The Company expects to hire approximately 130 full-time positions in Fulton, Illinois and expects to incur approximately $12 million to $15 million of expenses related to this closure. The Company has incurred cumulative pretax costs related to this closure of $14.4 million as of March 31, 2023, including rationalization costs recorded in cost of products sold.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2023 and twelve months ended December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance, January 1	$3.1	$7.0
Expense	0.6	5.8
Payments	(0.7)	(9.7)
Ending balance	$3.0	$3.1
The restructuring accrual at March 31, 2023 and December 31, 2022 was included in other current liabilities on the Consolidated Balance Sheets.

Note 16 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2023 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2023.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost (credit):
Service cost	$0.2	$1.9	$0.3	$0.4	$0.5	$2.3
Interest cost	4.5	4.1	2.4	1.5	6.9	5.6
Expected return on plan assets	(2.1)	(5.2)	(2.5)	(2.5)	(4.6)	(7.7)
Amortization of prior service cost	—	0.3	0.1	—	0.1	0.3
Recognition of net actuarial (gains) losses	(0.9)	2.6	—	—	(0.9)	2.6
Net periodic benefit cost (credit)	$1.7	$3.7	$0.3	$(0.6)	$2.0	$3.1
For the three months ended March 31, 2023, lump sum payments related to new retirees exceeded annual interest and service costs for one of the Company's U.S. defined benefit pension plans, triggering a remeasurement of assets and obligations for this plan. As a result of this remeasurement, the Company recognized a net actuarial gain ("mark-to-market charges") of $0.9 million during the three months ended March 31, 2023.
For the three months ended March 31, 2022, the Company expected to make lump sum payments related to new retirees in excess of annual interest and service costs for one of the Company's U.S. defined benefit pension plans. This expectation triggered a remeasurement of assets and obligations for this plan. As a result of this remeasurement, the Company recognized a net actuarial loss of $2.6 million during the three months ended March 31, 2022.
Note 17 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2023 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2023.

	Three Months Ended March 31,
	2023	2022
Net periodic benefit credit:
Interest cost	$0.5	$0.4
Amortization of prior service credit	(2.1)	(2.5)
Net periodic benefit credit	$(1.6)	$(2.1)

Note 18 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three months ended March 31, 2023 and 2022, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2022	$(235.7)	$50.8	$3.0	$(181.9)
Other comprehensive income (loss) before reclassifications and income taxes	27.7	—	(0.8)	26.9
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	(0.3)	(2.3)
Income tax benefit	—	0.5	0.3	0.8
Net current period other comprehensive income (loss), net of income taxes	27.7	(1.5)	(0.8)	25.4
Noncontrolling interest	(0.3)	—	—	(0.3)
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	27.4	(1.5)	(0.8)	25.1
Balance at March 31, 2023	$(208.3)	$49.3	$2.2	$(156.8)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2021	$(80.3)	$56.6	$0.7	$(23.0)
Other comprehensive (loss) income before reclassifications and income taxes	(22.6)	0.2	3.2	(19.2)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.2)	(0.9)	(3.1)
Income tax benefit (expense)	—	0.5	(0.3)	0.2
Net current period other comprehensive (loss) income, net of income taxes	(22.6)	(1.5)	2.0	(22.1)
Noncontrolling interest	2.6	—	—	2.6
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(20.0)	(1.5)	2.0	(19.5)
Balance at March 31, 2022	$(100.3)	$55.1	$2.7	$(42.5)
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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$295.3	$294.5	$0.8	$—
Cash and cash equivalents measured at net asset value	35.2
Restricted cash	8.6	8.6	—	—
Short-term investments	38.6	—	38.6	—
Interest rate swap contract	2.1	—	2.1	—
Foreign currency forward contracts	3.0	—	3.0	—
Total assets	$382.8	$303.1	$44.5	$—
Liabilities:
Foreign currency forward contracts	$23.1	$—	$23.1	$—
Total liabilities	$23.1	$—	$23.1	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$292.1	$289.3	$2.8	$—
Cash and cash equivalents measured at net asset value	39.5
Restricted cash	9.1	9.1	—	—
Short-term investments	39.2	—	39.2	—
Interest rate swap contract	3.1	—	3.1	—
Foreign currency forward contracts	4.5	—	4.5	—
Total assets	$387.5	$298.4	$49.6	$—
Liabilities:
Foreign currency forward contracts	$19.8	$—	$19.8	$—
Total liabilities	$19.8	$—	$19.8	$—
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

Note 19 - Fair Value (continued)
In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions or goodwill impairment.
No other material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2023 and 2022, respectively.
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,381.7 million and $1,353.5 million at March 31, 2023 and December 31, 2022, respectively. The carrying value of this debt was $1,420.3 million and $1,417.9 million at March 31, 2023 and December 31, 2022, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.
The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.
Note 20 - Derivative Instruments and Hedging Activities
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
On September 8, 2020, the Company entered into a $100 million floating-to-fixed rate swap on the 2023 Term Loan, which hedges the change in the 1-month LIBOR rate between October 30, 2020 and September 11, 2023 to a fixed rate. The Company repaid the LIBOR based 2023 Term Loan on December 5, 2022 and replaced it with the SOFR based 2027 Term Loan. The Company amended the interest rate for the swap from LIBOR to SOFR commencing January 2023. The Company’s risk management objective is to hedge the risk of changes in the monthly interest expense attributable to changes in the benchmark interest rate.
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes"), as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three months ended March 31, 2023, respectively, was a loss of $0.7 million to accumulated comprehensive (loss) income with a corresponding offset to other income (expense) which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.
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
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2023 and December 31, 2022, the Company had $674.0 million and $635.6 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 19 - Fair Value for the fair value disclosure of derivative financial instruments.

Note 20 - Derivative Instruments and Hedging Activities (continued)
Cash Flow Hedging Strategy:
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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of March 31, 2023 and December 31, 2022, the Company had $79.7 million and $82.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of March 31, 2023 and December 31, 2022, the Company had $594.3 million and $553.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three months ended March 31, 2023 and 2022, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2023	2022
Foreign currency forward contracts	Other income, net	$(2.6)	$(1.0)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Philadelphia Gear®, GGB®, Drives®, Cone Drive®, Rollon®, Lovejoy®, Diamond®, BEKA®, Groeneveld®, Nadella® and Spinea®. Timken employs more than 19,000 people globally in 46 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
•Timken’s Engineered Bearings segment features a broad range of product designs serving original equipment manufacturers (OEMs) and end-users worldwide. Timken is a leading authority on tapered roller bearings and leverages its position by applying engineering know-how and technology across its entire bearing portfolio, which includes tapered, spherical and cylindrical roller bearings; plain bearings, metal-polymer bearings and rod end bearings; thrust and specialty ball bearings; and housed bearings. The Engineered Bearings portfolio features Timken® and GGB® brands and serves customers across global industries, including wind energy, agriculture, construction, food and beverage, metals and mining, automotive and truck, aerospace, rail and more.
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial drivetrain services, which return equipment to like-new condition. The Industrial Motion portfolio features many strong brands: Philadelphia Gear®, Cone Drive®, Spinea®, Rollon®, Nadella®, Groeneveld®, BEKA®, Diamond®, Drives®, Timken® Belts, Lovejoy® and PT Tech®. Industrial Motion products are used across a broad range of industries, including solar energy, automation, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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
Overview:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net sales	$1,262.8	$1,124.6	$138.2	12.3%
Net income	125.7	121.9	3.8	3.1%
Net income attributable to noncontrolling interest	3.4	3.7	(0.3)	(8.1)%
Net income attributable to The Timken Company	$122.3	$118.2	$4.1	3.5%
Diluted earnings per share	$1.67	$1.56	$0.11	7.1%
Average number of shares – diluted	73,360,854	75,545,665	—	(2.9)%

The increase in net sales for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 was driven by strong organic growth in both the Engineered Bearings and Industrial Motion segments and the favorable impact of acquisitions (net of divestitures), partially offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 was primarily due to the favorable price/mix and the impact of higher volume, partially offset by higher operating costs and higher impairment and restructuring charges.
Outlook:
The Company expects 2023 full-year revenue to be up between 8% and 11% compared to 2022, driven by organic growth and the benefit of acquisitions (net of divestitures). The Company's earnings are expected to be up in 2023 compared with 2022, due to the favorable impact of price/mix and higher sales volume, as well as lower material and logistics costs, partially offset by higher operating costs, higher impairment and restructuring charges, the unfavorable impact of foreign currency exchange rate changes and higher interest expense.
The Company expects to generate a higher amount of cash from operating activities in 2023 compared to 2022, primarily driven by higher earnings and improved working capital performance. The Company expects higher capital expenditures in 2023 compared to 2022, but relatively in line with 2022 spending as a percentage of sales (4.0%).

THE STATEMENT OF INCOME
Operating Income:

Three Months Ended March 31,
2023	2022	$ Change	Change
Net sales	$1,262.8	$1,124.6	$138.2	12.3%
Cost of products sold	846.0	786.3	59.7	7.6%
Selling, general and administrative expenses	186.8	154.1	32.7	21.2%
Amortization of intangible assets	13.5	10.9	2.6	23.9%
Impairment and restructuring charges	28.9	1.0	27.9	NM
Operating income	$187.6	$172.3	15.3	8.9%
Operating income % to net sales	14.9%	15.3%	(40)	bps
Net sales increased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increase was driven by strong organic growth of $123 million and the benefit of acquisitions (net of divestitures) of $45 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $30 million. The higher organic revenue was driven by higher demand and positive pricing in both the Engineered Bearings and Industrial Motion segments.
Operating income increased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, due to the favorable net impact of higher sales volume (including pricing), less cost of products sold, partially offset by higher selling, general and administrative ("SG&A") expenses, higher impairment and restructuring charges and increased amortization expense.
•Cost of products sold increased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, due to higher manufacturing costs, net of favorable mix impact, of $57 million, and the incremental cost of goods sold from acquisitions (net of divestitures) of $34 million, partially offset by the impact of foreign currency exchange rate changes of $16 million and lower material and logistics costs of $14 million. The higher manufacturing costs reflect continued labor and input cost inflation, as well as the impact of reduced inventory build in the current quarter compared to a year ago.
•SG&A expenses increased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, as compared to the year-ago period was primarily due to higher compensation costs (including incentive-based compensation) and increased spending to support the higher sales and business activity levels.
•Amortization of intangible assets increased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily due to the addition of intangible assets from the GGB acquisition, which was completed in the fourth quarter of 2022.
•Impairment and restructuring charges were higher for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 primarily due to the impairment of goodwill. During the first quarter of 2023, the Company reviewed goodwill for impairment for its reporting units due to the change in reporting segments that went into effect January 1, 2023. As a result of this analysis the Company determined that one of the new reporting units within the Industrial Motion segment could not support the carrying value of its goodwill, and subsequently recorded a pretax impairment loss of $28.3 million in the first quarter of 2023.

Interest Income and Expense:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense	$(24.1)	$(14.3)	$(9.8)	68.5%
Interest income	1.5	0.6	$0.9	150.0%

The increase in interest expense for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 was due to increased debt levels and higher average interest rates.
Other Income (Expense):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Non-service pension and other postretirement income	$0.1	$1.3	$(1.2)	(92.3)%
Other income, net	3.1	0.2	2.9	NM
Total other income	$3.2	$1.5	$1.7	113.3%

Non-service pension and other postretirement income decreased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily due to a lower expected return on pension plan assets and higher interest expense on pension plan obligations. In addition, the Company recognized a pension remeasurement gain in 2023, compared to pension remeasurement loss in 2022. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Other income, net increased for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, due to gains on divestitures of $4.0 million primarily related to the sale of SE Setco, a 50% owned joint venture, partially offset foreign currency losses of $0.2 million, net of derivative activity, during the three months ended March 31, 2023, compared to foreign currency gains of $0.5 million, net of derivative activity, during the three months ended March 31, 2022.
Income Tax Expense:

	Three Months Ended March 31,
	2023	2022	$ Change	Change
Provision for income taxes	$42.5	$38.2	$4.3	11.3%
Effective tax rate	25.3%	23.9%		140	bps

Income tax expense increased $4.3 million for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 primarily due to an increase in the mix of earnings in international jurisdictions with relatively higher tax rates.
Refer to Note 6 - Income Taxes for more information on the computation of the income tax expense in interim periods.

BUSINESS SEGMENTS
The Company's reportable segments are product-based business groups that serve customers in diverse industrial markets. The primary measurement used by management to measure the financial performance of each segment is EBITDA. Refer to Note 4 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBITDA by segment to consolidated income before income taxes.
The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2023 and 2022 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.
The following item represents the Company's acquisitions and divestitures completed in 2023 and 2022:
•The Company acquired ARB during the first quarter of 2023. Results for ARB are reported in the Engineered Bearings segment.
•The Company acquired GGB during the fourth quarter of 2022. Results for GGB are reported in the Engineered Bearings segment.
•The Company completed the sale of Timken Aerospace Drive Systems ("ADS") during the fourth quarter of 2022. Results for ADS were reported in the Industrial Motion segment.
•The Company completed the sale of Timken-Rus Service Company ooo ("Timken Russia") during the third quarter of 2022. Results for Timken Russia were reported in the Engineered Bearings segment.
•The Company acquired Spinea during the second quarter of 2022. Results for Spinea are reported in the Industrial Motion segment.
Engineered Bearings Segment:

	Three Months Ended March 31,
	2023	2022	$ Change	Change
Net sales	$900.7	$772.4	$128.3	16.6%
EBITDA	$205.0	$168.3	$36.7	21.8%
EBITDA margin	22.8%	21.8%		100	bps

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net sales	$900.7	$772.4	$128.3	16.6%
Less: Acquisitions	55.7		55.7	NM
Divestitures	(3.5)		(3.5)	NM
Currency	(22.1)		(22.1)	NM
Net sales, excluding the impacts of acquisitions, divestitures and currency	$811.4	$772.4	$39.0	5.0%
The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $39.0 million or 5.0% in the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increase reflects organic growth (including pricing) across most sectors, led by renewable energy, distribution, rail and heavy industries. EBITDA increased by $36.7 million or 21.8% for the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily due to favorable price/mix, the impact of higher sales volume, lower material and logistics costs and the benefit of acquisitions, partially offset by higher manufacturing costs and SG&A expenses, and the unfavorable impact of foreign currency exchange rate changes.

Industrial Motion Segment:

	Three Months Ended March 31,
	2023	2022	$ Change	Change
Net sales	$362.1	$352.2	$9.9	2.8%
EBITDA	$48.2	$62.4	$(14.2)	(22.8%)
EBITDA margin	13.3%	17.7%		(440)	bps

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net sales	$362.1	$352.2	$9.9	2.8%
Less: Acquisitions	5.3		5.3	NM
Divestitures	(12.8)		(12.8)	NM
Currency	(7.5)		(7.5)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$377.1	$352.2	$24.9	7.1%
The Industrial Motion segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $24.9 million or 7.1% in the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increase reflects organic growth (including pricing) across the portfolio, with the automatic lubrication systems platform posting the strongest growth. EBITDA decreased $14.2 million or 22.8% for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 primarily due to higher impairment and restructuring charges, as well as higher manufacturing costs and SG&A expenses, partially offset by favorable price/mix and the impact of higher sales volume. The higher impairment and restructuring charges were primarily related to the impairment of goodwill for one of the segment's reporting units.

Unallocated Corporate

	Three Months Ended March 31,
	2023	2022	$ Change	Change
Unallocated corporate expense	$(17.7)	$(12.9)	$(4.8)	37.2%
Unallocated corporate expense % to net sales	(1.4)%	(1.1)%		(30)	bps

The increase in unallocated corporate expense for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 was primarily due to higher compensation expense and other spending to support increased business activity levels.

CASH FLOW

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by (used in) operating activities	$78.6	$(1.2)	$79.8
Net cash used in investing activities	(64.5)	(35.0)	(29.5)
Net cash (used in) provided by financing activities	(17.5)	204.7	(222.2)
Effect of exchange rate changes on cash	1.8	(1.2)	3.0
(Decrease) Increase in cash and cash equivalents and restricted cash	$(1.6)	$167.3	$(168.9)
Operating Activities:
The increase in net cash provided by operating activities for the first three months of 2023 compared with the first three months of 2022 was primarily due to a decrease in cash used for working capital items of $74.6 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the three months of 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022	$ Change
Cash (used in) provided by:
Accounts receivable	$(50.3)	$(118.2)	$67.9
Unbilled receivables	(11.1)	16.1	(27.2)
Inventories	6.1	(70.2)	76.3
Trade accounts payable	(9.4)	7.7	(17.1)
Other accrued expenses	(44.8)	(19.5)	(25.3)
Cash used in working capital items	$(109.5)	$(184.1)	$74.6
The following table displays the impact of income taxes on cash during the first three months of 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022	$ Change
Accrued income tax expense	$42.5	$38.2	$4.3
Income tax payments	(54.8)	(25.3)	(29.5)
Other items	0.1	(4.8)	4.9
Change in income taxes	$(12.2)	$8.1	$(20.3)
Investing Activities:
The increase in net cash used in investing activities for the first three months of 2023 compared with the first three months of 2022 was primarily due to an increase in cash used for acquisitions of $29.2 million.
Financing Activities:
The change in net cash used in financing activities for the first three months of 2023 compared with the first three months of 2022 was primarily due to an increase in net borrowings of $269.3 million, partially offset by an decrease in the purchases of treasury shares of $46.0 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31, 2023	December 31, 2022
Short-term debt, including current portion of long-term debt	$48.6	$49.0
Long-term debt	1,978.8	1,914.2
Total debt	$2,027.4	$1,963.2
Less: Cash and cash equivalents	330.5	331.6
Net debt	$1,696.9	$1,631.6
Ratio of Net Debt to Capital:

	March 31, 2023	December 31, 2022
Net debt	$1,696.9	$1,631.6
Total equity	2,436.3	2,352.9
Net debt plus total equity (capital)	$4,133.2	$3,984.5
Ratio of net debt to capital	41.1%	40.9%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At March 31, 2023, the Company had strong liquidity with $330.5 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $686.4 million available under committed credit lines. Of the $330.5 million of cash and cash equivalents, $327.9 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of the $750.0 million Senior Credit Facility and the $400.0 million 2027 Term Loan that each mature on December 5, 2027. The Credit Agreement amended and restated the Company's previous revolving credit agreement that was set to mature on June 25, 2024, and replaced the $350.0 million 2023 Term Loan. The Credit Agreement also replaced interest rates based on LIBOR with interest rates based on SOFR. At March 31, 2023, the Company had $63.6 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $686.4 million. The Credit Agreement has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2023, the Company's consolidated leverage ratio was 1.84 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2023, the Company's consolidated interest coverage ratio was 11.33 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 5.72% and the average rate on outstanding Euro borrowings was 3.46% as of March 31, 2023. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of March 31, 2023, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2024. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of March 31, 2023, the Company had $100 million outstanding borrowings under the Accounts Receivable Facility and no borrowing base limitations. There was no availability under the Accounts Receivable Facility as of March 31, 2023.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to $237.4 million. At March 31, 2023, the Company had borrowings outstanding of $38.7 million and bank guarantees of $3.7 million, which reduced the aggregate availability under these facilities to $195.0 million.
On March 28, 2022, the Company issued the 2032 Notes in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used for general corporate purposes, which included repayment of borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance.
At March 31, 2023, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate higher amount of cash from operating activities in 2023 compared to 2022, driven by higher earnings and improved working capital performance. The Company expects higher capital expenditures in 2023 compared to 2022, but relatively in line with 2022 spending as a percentage of sales (4.0%).
Financing Obligations and Other Commitments:
During the first three months of 2023, the Company made cash contributions and payments of $4.4 million to its global defined benefit pension plans and $0.4 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $25 million in 2023. The Company expects to make payments of approximately $4 million to its other postretirement benefit plans in 2023. Excluding mark-to-market charges, the Company expects higher pension and other postretirement benefits expense in 2023 compared to 2022 primarily due to lower expected returns on pension plan assets.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2022, during the three months ended March 31, 2023.

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
For the three months ended March 31, 2023, the Company recorded positive foreign currency translation adjustments of $27.4 million that increased shareholders' equity, compared with negative foreign currency translation adjustments of $20.0 million that decreased shareholders' equity for the three months ended March 31, 2022. The foreign currency translation adjustments for the three months ended March 31, 2023 were favorably impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Euro, Mexican Peso and Chinese Yuan.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended March 31, 2023 totaled $3.0 million of net losses, compared with $2.2 million of net gains during the three months ended March 31, 2022.
Russia Operations:
The Company had two subsidiaries in Russia prior to Russia's invasion of Ukraine in February 2022, including Timken Russia, which was 100% owned by Timken and a 51%-owned joint venture to serve the Russian rail market ("Rail JV"). As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended operations and recorded property, plant and equipment impairment charges of $9.0 million and inventory write-downs of $4.1 million during the year ended December 31, 2022. During the third quarter of 2022, the Company sold its Timken Russia business resulting in a loss of $2.7 million on the sale. During the first quarter of 2023, the Company recorded additional inventory write-downs of $0.4 million. After giving effect to these impairments and write-downs, as well as the sale of Timken Russia, as of March 31, 2023, the Company has net assets (net of noncontrolling interest of $5.2 million), totaling $7.2 million on its Consolidated Balance Sheet related to its Rail JV. Net assets include $7.9 million of cash and cash equivalents that the Company has classified as restricted as the Company is presently unable to repatriate these funds to one of its subsidiaries outside of Russia. The Company will continue to monitor the events in Russia and Ukraine and may record additional asset impairments or write-offs in the future.

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
Adjusted Net Income and Adjusted EBITDA:
Adjusted net income and adjusted earnings per share represent net income attributable to The Timken Company and diluted earnings per share, respectively, adjusted for intangible amortization, impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries, actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, the income tax impact of these adjustments, as well as other discrete income tax items, and other items from time to time that are not part of the Company's core operations. Management believes adjusted net income and adjusted earnings per share are useful to investors as they are representative of the Company's core operations and are used in the management of the business.
Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted for items that are not part of the Company's core operations. These items include intangible amortization, impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries, actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, and other items from time to time that are not part of the Company's core operations. Management believes adjusted EBITDA is useful to investors as it is representative of the Company's core operations and is used in the management of the business, including decisions concerning the allocation of resources and assessment of performance.

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended March 31,
	2023	2022
Net Sales	$1,262.8	$1,124.6
Net Income Attributable to The Timken Company	122.3	118.2
Net Income Attributable to The Timken Company as a Percentage of Sales	9.7%	10.5%
Adjustments:
Acquisition intangible amortization	13.5	10.9
Impairment, restructuring and reorganization charges (1)	30.0	1.6
Corporate pension and other postretirement benefit related (income) expense (2)	(0.9)	2.6
Russia-related charges (3)	0.3	4.6
Acquisition-related charges (4)	4.7	1.1
Gain on divestitures and sale of real estate (5)	(4.8)	—
Noncontrolling interest of above adjustments	(0.2)	(1.3)
Provision for income taxes (6)	(11.4)	(8.0)
Adjusted Net Income	$153.5	$129.7
Net income attributable to noncontrolling interest	3.4	3.7
Provision for income taxes (as reported)	42.5	38.2
Interest expense	24.1	14.3
Interest income	(1.5)	(0.6)
Depreciation and amortization expense (7)	45.4	41.4
Less: Acquisition intangible amortization	13.5	10.9
Less: Noncontrolling interest	(0.2)	(1.3)
Less: Provision for income taxes (6)	(11.4)	(8.0)
Adjusted EBITDA	$265.5	$225.1
Adjusted EBITDA Margin (% of net sales)	21.0%	20.0%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended March 31,
	2023	2022
Diluted earnings per share (EPS)	$1.67	$1.56
Adjusted EPS	$2.09	$1.72
Diluted Shares	73,360,854	75,545,665

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended March 31, 2023
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$900.7	$362.1	$—	$1,262.8
EBITDA	205.0	48.2	(16.8)	236.4
Impairment, restructuring and reorganization charges (1)	1.1	28.7	—	29.8
Corporate pension and other postretirement benefit related income (2)	—	—	(0.9)	(0.9)
Russia-related charges (3)	0.3		—	0.3
Acquisition-related charges (4)	2.2	—	2.5	4.7
Gain on divestitures and sale of real estate (5)	(4.8)	—	—	(4.8)
Adjusted EBITDA	$203.8	$76.9	$(15.2)	$265.5
Adjusted EBITDA Margin (% of net sales)	22.6%	21.2%	NM	21.0%

	Three Months Ended March 31, 2022
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$772.4	$352.2	$—	$1,124.6
EBITDA	168.3	62.4	(15.5)	215.2
Impairment, restructuring and reorganization charges (1)	1.0	0.6	—	1.6
Corporate pension and other postretirement benefit related expense (2)	—	—	2.6	2.6
Russia-related charges (3)	4.6	—	—	4.6
Acquisition-related charges (4)	—	0.4	0.7	1.1
Adjusted EBITDA	$173.9	$63.4	$(12.2)	$225.1
Adjusted EBITDA Margin (% of net sales)	22.5%	18.0%	NM	20.0%
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; and (iv) impairment of assets. Impairment, restructuring and reorganization charges for 2023 included $28.3 million related to the impairment of goodwill. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
(2) Corporate pension and other postretirement benefit related (income) expense represents actuarial (gains) and losses that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial (gains) and losses in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans for additional discussion.
(3) Russia-related charges include impairments and allowances recorded against certain property, plant and equipment, inventory and trade receivables to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the fourth quarter of 2022. Refer to Russia Operations on page 34 above for additional information.
(4) Acquisition-related charges represent deal-related expenses associated with completed transactions and any resulting inventory step-up impact.
(5) Represents the net gain resulting from divestitures and the sale of real estate.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$78.6	$(1.2)
Capital expenditures	(41.7)	(34.3)
Free cash flow	$36.9	$(35.5)

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended March 31, 2023 and December 31, 2022 was $420.8 million and $417.0 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 1.9 at March 31, 2023 and December 31, 2022.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	March 31, 2023	December 31, 2022
Net income	$420.8	$417.0
Provision for income taxes	138.2	133.9
Interest expense	84.4	74.6
Interest income	(4.7)	(3.8)
Depreciation and amortization	168.2	164.0
Consolidated EBITDA	806.9	785.7
Adjustments:
Impairment, restructuring and reorganization charges (1)	$67.7	$39.5
Corporate pension and other postretirement benefit related (income) expense (2)	(0.6)	2.9
Acquisition-related charges (3)	18.4	14.8
Gain on divestitures and sale of real estate (4)	(7.7)	(2.9)
Russia-related charges (5)	11.3	15.6
Tax indemnification and related items	0.3	0.3
Total adjustments	89.4	70.2
Adjusted EBITDA	$896.3	$855.9
Net Debt	$1,696.9	$1,631.6
Ratio of Net Debt to Adjusted EBITDA	1.9	1.9
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; and (iv) impairment of assets. Impairment, restructuring and reorganization charges for the twelve months ended December 31, 2022 and March 31, 2023 included $29.3 million related to the sale of ADS. In addition, impairment, restructuring and reorganization charges for the twelve months ended March 31, 2023 included $28.3 million related to the impairment of goodwill. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
(2) Corporate pension and other postretirement benefit related (income) expense represents actuarial (gains) and losses that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial (gains) and losses in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement.
(3) Acquisition-related charges represent deal-related expenses associated with completed transactions and any resulting inventory step-up impact.
(4) Represents the net gain resulting from divestitures and the sale of real estate.
(5) Russia-related charges include allowances and impairments recorded against certain trade receivables, inventory and other assets to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the fourth quarter of 2022. Refer to Russia Operations on page 34 in Management Discussion and Analysis for additional information.

FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
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

•changes in worldwide financial and capital markets impacting the availability of financing on satisfactory terms, as a result of financial stress affecting the banking system or otherwise, and the rising interest rate environment, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
•the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;
•the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
•those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 or this Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended March 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On January 31, 2023, the Company completed the acquisition of ARB. The results of this acquisition are included in the Company's consolidated financial statements for the first three months of 2023. The total and net assets of ARB represented less than 1% of the Company's total assets and net assets as of March 31, 2023. The net sales of ARB represented less than 1% of the Company's consolidated net sales for the first three months of 2023
The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include the ARB acquisition noted above. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
On November 4, 2022, the Company completed the acquisition of GGB. The results of this acquisition are included in the Company's consolidated financial statements for the first three months of 2023. The total and net assets of GGB represented 7% of the Company's total assets and 14% of the Company's net assets as of March 31, 2023. The net sales of GGB represented 4% of the Company's consolidated net sales for the first three months of 2023.
On May 31, 2022, the Company completed the acquisition of Spinea. The results of this acquisition are included in the Company's consolidated financial statements for the first three months of 2023. The total and net assets of Spinea represented 3% of the Company's total assets and 6% of the Company's net assets as of March 31, 2023. The net sales of Spinea represented less than 1% of the Company's consolidated net sales for the first three months of 2023.
The Company is currently integrating these acquisitions into its internal control framework and processes, and as prescribed by U.S Securities and Exchange Commission rules and regulations, the Company will include Spinea and GGB in the internal control over financial reporting assessment as of December 31, 2023.

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
Item 1A. Risk Factors

The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/2023 - 1/31/2023	202,205	$74.58	200,000	5,600,000
2/1/2023 - 2/28/2023	340,256	84.77	190,000	5,410,000
3/1/2023 - 3/31/2023	291,102	81.54	281,010	5,128,990
Total	833,563	$81.17	671,010	—
(1)Of the shares purchased in January, February and March, 2,205, 150,256 and 10,092, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2023 filed on May 3, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: May 3, 2023	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)