Form 10-Q
period 2023-09-30
TIMKEN CO
filed 2023-11-01
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at September 30, 2023
Common Shares, without par value	70,551,394 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions, except per share data)
Net sales	$1,142.7	$1,136.4	$3,677.8	$3,414.7
Cost of products sold	787.1	802.9	2,500.0	2,390.5
Selling, general and administrative expenses	179.6	159.8	551.3	469.8
Amortization of intangible assets	17.5	10.7	48.3	32.2
Impairment and restructuring charges	8.9	31.3	40.3	42.3
Operating Income	149.6	131.7	537.9	479.9
Interest expense	(27.5)	(19.3)	(79.9)	(51.9)
Interest income	2.6	1.1	6.0	2.7
Non-service pension and other postretirement (expense) income	(0.9)	1.3	(0.8)	(5.3)
Other income, net	0.4	2.3	5.8	1.4
Income Before Income Taxes	124.2	117.1	469.0	426.8
Provision for income taxes	33.3	26.7	122.9	108.9
Net Income	90.9	90.4	346.1	317.9
Less: Net income attributable to noncontrolling interest	3.0	3.4	10.7	7.7
Net Income Attributable to The Timken Company	$87.9	$87.0	$335.4	$310.2

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.24	$1.19	$4.68	$4.20

Diluted earnings per share	$1.23	$1.18	$4.63	$4.16
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Net Income	$90.9	$90.4	$346.1	$317.9
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(65.1)	(136.8)	(65.3)	(272.5)
Pension and postretirement liability adjustments	(1.4)	(1.4)	(4.5)	(4.3)
Change in fair value of derivative financial instruments	2.0	1.8	0.9	6.0
Other comprehensive loss, net of tax	(64.5)	(136.4)	(68.9)	(270.8)
Comprehensive income (loss), net of tax	26.4	(46.0)	277.2	47.1
Less: comprehensive income attributable to noncontrolling interest	1.2	0.1	8.9	2.9
Comprehensive income (loss) attributable to The Timken Company	$25.2	$(46.1)	$268.3	$44.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$367.9	$331.6
Restricted cash	7.2	9.1
Accounts receivable, less allowances (2023 – $17.2 million; 2022 – $17.9 million)	706.5	699.6
Unbilled receivables	136.1	103.9
Inventories, net	1,202.4	1,191.3
Deferred charges and prepaid expenses	41.9	44.4
Other current assets	144.9	124.1
Total Current Assets	2,606.9	2,504.0
Property, Plant and Equipment, net	1,245.9	1,207.4
Other Assets
Goodwill	1,257.6	1,098.3
Other intangible assets	935.3	765.3
Operating lease assets	112.8	101.4
Deferred income taxes	57.6	71.0
Other non-current assets	28.6	25.0
Total Other Assets	2,391.9	2,061.0
Total Assets	$6,244.7	$5,772.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	344.2	403.9
Short-term debt, including current portion of long-term debt	598.4	49.0
Salaries, wages and benefits	154.3	155.3
Income taxes payable	46.0	51.3
Other current liabilities	361.0	352.9
Total Current Liabilities	1,503.9	1,012.4
Non-Current Liabilities
Long-term debt	1,601.6	1,914.2
Accrued pension benefits	147.1	160.3
Accrued postretirement benefits	31.6	31.4
Long-term operating lease liabilities	72.7	65.2
Deferred income taxes	190.3	139.8
Other non-current liabilities	100.4	96.2
Total Non-Current Liabilities	2,143.7	2,407.1
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2023 – 78,648,194 shares; 2022 – 77,767,640 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,068.3	829.6
Retained earnings	2,196.7	1,932.1
Accumulated other comprehensive loss	(240.9)	(181.9)
Treasury shares at cost (2023 – 8,096,800 shares; 2022 – 5,188,257 shares)	(587.0)	(352.2)
Total Shareholders’ Equity	2,477.8	2,268.3
Noncontrolling Interest	119.3	84.6
Total Equity	2,597.1	2,352.9
Total Liabilities and Equity	$6,244.7	$5,772.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$346.1	$317.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149.0	122.0
Impairment charges	33.2	38.3
Loss on sale of assets	—	1.0
Gain on divestitures	(3.7)	2.1
Deferred income tax provision	3.4	4.1
Stock-based compensation expense	22.9	22.3
Pension and other postretirement expense	2.6	11.9
Pension and other postretirement benefit contributions and payments	(24.1)	(11.5)
Changes in operating assets and liabilities:
Accounts receivable	13.0	(157.0)
Unbilled receivables	(32.3)	(5.2)
Inventories	47.6	(147.1)
Accounts payable, trade	(58.8)	(12.6)
Other accrued expenses	(14.4)	45.8
Income taxes	(66.6)	3.2
Other, net	(1.0)	(12.9)
Net Cash Provided by Operating Activities	416.9	222.3
Investing Activities
Capital expenditures	(134.9)	(122.5)
Acquisitions, net of cash acquired	(464.7)	(152.4)
Proceeds from disposal of property, plant and equipment	1.7	3.3
Proceeds from divestitures, net of cash divested	4.5	1.0
Investments in short-term marketable securities, net	(5.6)	27.8
Other, net	(0.1)	0.8
Net Cash Used in Investing Activities	(599.1)	(242.0)
Financing Activities
Cash dividends paid to shareholders	(70.8)	(69.2)
Purchase of treasury shares	(218.4)	(193.3)
Proceeds from exercise of stock options	21.3	4.2
Payments related to tax withholding for stock-based compensation	(16.4)	(9.5)
Borrowings on accounts receivable facility	82.0	197.0
Payments on accounts receivable facility	(89.0)	(197.0)
Proceeds from long-term debt	1,192.3	684.5
Payments on long-term debt	(1,151.2)	(347.7)
Deferred financing costs	(0.5)	(3.5)
Short-term debt activity, net	202.1	17.0
Noncontrolling interest dividends paid	(0.6)	(0.5)
Proceeds from the sale of shares in Timken India Limited	284.8	—
Other	—	6.5
Net Cash Provided by Financing Activities	235.6	88.5
Effect of exchange rate changes on cash	(19.0)	(25.1)
Increase in Cash, Cash Equivalents and Restricted Cash	34.4	43.7
Cash, cash equivalents and restricted cash at beginning of year	340.7	257.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$375.1	$301.6
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
The Company previously classified intangible asset amortization expense within cost of products sold in the Company's Consolidated Statements of Income. Intangible asset amortization expense is now classified separately. The 2022 presentation has been revised to conform to the 2023 presentation resulting in a reduction in the cost of products sold for the three and nine months ended September 30, 2022.
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

Note 3 - Acquisitions and Divestitures
Acquisitions:
During the first nine months of 2023, the Company completed four acquisitions. On September 29, 2023, the Company acquired 100% of the capital stock of Rosa Sistemi S.p.A. ("Rosa"), a European designer and manufacturer of roller guideways, linear bearings, customized linear systems and actuators, commercialized ball guideways and precision ball screws. Rosa employs approximately 65 people and has its headquarters, R&D and high-precision manufacturing facility in Milan, Italy. Rosa expects 2023 revenue to be approximately $15 million. Results for Rosa will be reported in the Industrial Motion segment. On September 5, 2023, the Company acquired 100% of the capital stock of D-C Filtration Holdings Corp. ("Des-Case"), a Tennessee-based manufacturer of specialty filtration products for industrial lubricants. Des-Case has manufacturing facilities in Tennessee and the Netherlands and employs approximately 120 people. Des-Case expects 2023 revenue to be approximately $40 million. Results for Des-Case are reported in the Industrial Motion segment. On April 4, 2023, the Company acquired 100% of the capital stock of Leonardo Top S.a.r.l. ("Nadella"), a leading European manufacturer of linear guides, telescopic rails, actuators and systems and other specialized industrial motion solutions. Based in Italy, Nadella employs approximately 450 people and operates manufacturing facilities in Europe and China. Nadella reported revenue of approximately $107 million in 2022. Results for Nadella are reported in the Industrial Motion segment. On January 31, 2023, the Company acquired substantially all of the assets of American Roller Bearing Company ("ARB"), a North Carolina-based manufacturer of industrial bearings. ARB, which boasts a large U.S. installed base and strong aftermarket business, operates manufacturing facilities in Hiddenite and Morganton, North Carolina. ARB employs approximately 190 people and reported revenue of approximately $35 million in 2022. Results for ARB are reported in the Engineered Bearings segment. The total purchase price for these acquisitions was $466.9 million, net of cash acquired of $24.3 million. The Company also assumed $11.7 million of long-term debt in conjunction with the acquisition of Nadella. The Company incurred acquisition-related costs of $3.7 million to complete these acquisitions.
The following table presents the preliminary purchase price allocation at fair value for the 2023 acquisitions as of September 30, 2023.

Initial Purchase Price Allocation
Assets:
Accounts receivable	$32.8
Inventories	79.6
Other current assets	4.4
Property, plant and equipment	35.2
Operating lease assets	4.2
Goodwill	207.5
Other intangible assets	220.8
Other non-current assets	6.3
Total assets acquired	$590.8
Liabilities:
Accounts payable, trade	$19.4
Salaries, wages and benefits	11.7
Income taxes payable	4.8
Other current liabilities	8.6
Short-term debt	5.5
Long-term debt	6.2
Long-term operating lease liabilities	2.1
Deferred income taxes	61.5
Other non-current liabilities	4.1
Total liabilities assumed	$123.9
Net assets acquired	$466.9

Note 3 - Acquisitions and Divestitures (continued)
In determining the fair value of the amounts above related to Des-Case and Rosa, the Company utilized a benchmarking approach based on the Company’s prior acquisitions and similar industry acquisitions to determine the preliminary fair values for identified intangible assets. Upon completion of the final fair value assessment, the fair values of the assets acquired, liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.
In determining the fair value of the amounts above related to Nadella and ARB, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to future net cash flows, discount rates, competitive trends, market comparisons and other factors. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions.
The amounts in the table above represent the preliminary purchase price allocation for the 2023 acquisitions. This purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. The purchase price allocation for Rosa and Des-Case are preliminary due to the proximity of the acquisition date to September 30, 2023, and as a result no elements of the purchase price allocation have been finalized. The purchase price allocation for Nadella is preliminary with respect to most assets acquired and liabilities assumed. The purchase price allocation for ARB is substantially complete. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments has been completed on the acquisition date.
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2023.

	2023
		Weighted- Average Life
Trade names	$32.2	18 years
Technology and know-how	50.2	15 years
Customer relationships	137.9	14 years
Capitalized software	0.5	2 years
Total intangible assets	$220.8
On November 4, 2022, the Company completed the acquisition of GGB Bearing Technology ("GGB"), a global leader in premium engineered metal-polymer plain bearings, for $300.3 million, net of cash acquired of $19.8 million. GGB's revenue was approximately $200 million for the 2022. GGB's products are used mainly in industrial applications, including pumps and compressors, HVAC, off-highway, energy, material handling and aerospace. With manufacturing facilities across the United States, Europe and China, GGB employs approximately 900 people and has a global engineering, distribution and sales footprint. Results for GGB are reported in the Engineered Bearings segment.
On May 31, 2022, the Company completed the acquisition of Spinea, s.r.o. ("Spinea"), a European technology leader and manufacturer of highly engineered cycloidal reduction gears and actuators, with 2022 sales of approximately $40 million. Spinea’s solutions primarily serve high-precision automation and robotics applications in the factory automation sector. Spinea is located in Presov, Slovakia. The purchase price for this acquisition was $151.2 million, net of cash acquired of $0.2 million. Results for Spinea are reported in the Industrial Motion segment.

Note 3 - Acquisitions and Divestitures (continued)
The following table presents the updated purchase price allocation at fair value, net of cash acquired, for the 2022 acquisitions, as of September 30, 2023:

	Initial Purchase Price Allocation	Adjustments	Updated Purchase Price Allocation
Assets:
Accounts receivable	$30.6	$0.1	$30.7
Inventories	52.3	—	52.3
Other current assets	7.6	0.4	8.0
Property, plant and equipment	153.6	(4.9)	148.7
Goodwill	106.9	0.7	107.6
Other intangible assets	182.6	(0.6)	182.0
Other assets	12.1	(4.8)	7.3
Total assets acquired	$545.7	$(9.1)	$536.6
Liabilities:
Accounts payable, trade	$16.8	$(0.6)	$16.2
Salaries, wages and benefits	11.8	0.1	11.9
Income taxes payable	3.2	—	3.2
Other current liabilities	7.0	(1.0)	6.0
Accrued pension benefits	3.2	0.3	3.5
Deferred income taxes	30.0	(6.0)	24.0
Other non-current liabilities	20.0	0.3	20.3
Total liabilities assumed	$92.0	$(6.9)	$85.1
Net assets acquired	$453.7	$(2.2)	$451.5
The purchase price allocation for Spinea was finalized during the second quarter of 2023. The purchase price allocation for GGB is substantially complete with only minor adjustments expected. During the measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Divestitures:
On September 20, 2023, the Company entered into a definitive agreement to sell Jiangsu TWB Bearings Co., Ltd. ("TWB"). During the third quarter of 2023, the business met the held for sale criteria, and the Company reclassified its assets and liabilities accordingly. Assets held for sale of $16.6 million are included in other current assets, and liabilities held for sale of $7.3 million are included in other current liabilities, on the Consolidated Balance Sheet. As a result of the carrying value of the legal entity exceeding the estimated sales price less costs to sell, the Company recorded an impairment charge of $1.0 million for the three months ended September 30, 2023. The impairment charge is included in the impairment and restructuring line on the Consolidated Statement of Income. The sale of TWB was completed on October 16, 2023. Operating results of this legal entity are included the Engineered Bearings segment.

Note 3 - Acquisitions and Divestitures (continued)
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
On November 1, 2022, the Company completed the divestiture of Timken Aerospace Drive Systems, LLC ("ADS"). The Company recorded proceeds of $33.0 million on the sale of the business. For the first six months of 2023, the Company recorded a loss of $1.2 million due to the payment of a working capital adjustment. During the three months ended September 30, 2022, the ADS business met the held for sale criteria, and the Company recorded impairment charges of $29.3 million in advance of the sale as a result of the carrying value of the business exceeding the estimated sales price less costs to sell.
On September 1, 2022, the Company completed the divestiture of Timken-Rus Service Company ooo ("Timken Russia"), one of its two subsidiaries in Russia. Timken Russia had net sales of $4.8 million in 2022. The results of operations of Timken Russia were reported in the Engineered Bearings segment. The Company recorded proceeds of $1.0 million, net of cash divested of $5.3 million, and recognized a loss of $2.1 million on the sale of the business during the three months ending September 30, 2022. The loss was reflected in other income, net in the Consolidated Statement of Income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Engineered Bearings	$775.6	$779.7	$2,533.5	$2,350.4
Industrial Motion	367.1	356.7	1,144.3	1,064.3
Net sales	$1,142.7	$1,136.4	$3,677.8	$3,414.7
Segment EBITDA:
Engineered Bearings	$148.2	$150.4	$538.7	$486.2
Industrial Motion	70.3	34.9	199.4	162.4
Total EBITDA, for reportable segments	$218.5	$185.3	$738.1	$648.6
Unallocated corporate expense	(17.0)	(9.1)	(47.9)	(35.4)
Corporate pension and other postretirement benefit related (expense) income (1)	(0.2)	(1.0)	1.7	(15.2)
Depreciation and amortization	(52.2)	(39.9)	(149.0)	(122.0)
Interest expense	(27.5)	(19.3)	(79.9)	(51.9)
Interest income	2.6	1.1	6.0	2.7
Income before income taxes	$124.2	$117.1	$469.0	$426.8
(1) Corporate pension and other postretirement benefit related (expense) income represents actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions or experience.

	September 30, 2023	December 31, 2022
Assets by Segment:
Engineered Bearings	$3,283.8	$3,270.3
Industrial Motion	2,511.9	2,070.1
Corporate (2)	449.0	432.0
	$6,244.7	$5,772.4
(2) Corporate assets include corporate buildings and cash and cash equivalents.

Note 5 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$307.4	$190.6	$498.0	$310.4	$205.3	$515.7
Americas excluding the United States	96.1	26.5	122.6	98.4	25.3	123.7
Europe / Middle East / Africa	158.6	125.9	284.5	129.1	100.9	230.0
China	110.7	18.3	129.0	143.0	16.8	159.8
Asia-Pacific excluding China	102.8	5.8	108.6	98.8	8.4	107.2
Net sales	$775.6	$367.1	$1,142.7	$779.7	$356.7	$1,136.4

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$965.9	$603.7	$1,569.6	$902.2	$601.8	$1,504.0
Americas excluding the United States	284.3	82.3	366.6	295.4	70.4	365.8
Europe / Middle East / Africa	518.1	376.3	894.4	447.4	307.4	754.8
China	425.6	57.5	483.1	405.6	60.6	466.2
Asia-Pacific excluding China	339.6	24.5	364.1	299.8	24.1	323.9
Net sales	$2,533.5	$1,144.3	$3,677.8	$2,350.4	$1,064.3	$3,414.7

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percent of revenue by sales channel for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended	Nine Months Ended
Revenue by sales channel	September 30, 2023	September 30, 2022
Original equipment manufacturers	60%	60%
Distribution/end users	40%	40%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the nine months ended September 30, 2023 and September 30, 2022, approximately 9% of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 4% of total net sales represented service revenue during the nine months ended September 30, 2023 and September 30, 2022. Finally, business with the United States ("U.S.") government or its contractors represented approximately 6% and 7% of total net sales during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $202.0 million at September 30, 2023.

Note 5 - Revenue (continued)
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning balance, January 1	$103.9	$104.5
Additional unbilled revenue recognized	314.3	396.2
Less: amounts billed to customers	(282.1)	(370.5)
Less: unbilled receivables reclassified to assets held for sale	—	(26.3)
Ending balance	$136.1	$103.9
There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning balance, January 1	$54.3	$35.8
Revenue (cash) received in advance	147.9	54.8
Less: revenue recognized	(146.8)	(36.3)
Ending balance	$55.4	$54.3
Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$33.3	$26.7	$122.9	$108.9
Effective tax rate	26.8%	22.8%	26.2%	25.5%
Income tax expense for the three and nine months ended September 30, 2023 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the actual and projected mix of earnings in non-U.S. jurisdictions with relatively higher tax rates.
The effective tax rate of 26.8% for the three months ended September 30, 2023 was higher than the effective tax rate for the three months ended September 30, 2022 primarily due to an increase in the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates and the net unfavorable impact of discrete tax items in comparison to the year ago period.
The effective tax rate of 26.2% for the nine months ended September 30, 2023 was higher than the effective tax rate for the nine months ended September 30, 2022 primarily due to an increase in the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates, partially offset by the net favorable impact of discrete tax items in comparison to the year ago period.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to The Timken Company	$87.9	$87.0	$335.4	$310.2
Denominator:
Weighted average number of shares outstanding - basic	70,878,673	73,177,956	71,740,846	73,890,483
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	656,936	688,787	716,003	658,228
Weighted average number of shares outstanding assuming dilution of stock options and awards	71,535,609	73,866,743	72,456,849	74,548,711
Basic earnings per share	$1.24	$1.19	$4.68	$4.20
Diluted earnings per share	$1.23	$1.18	$4.63	$4.16
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three and nine months ended September 30, 2023 and 2022.
Note 8 - Inventories
The components of inventories at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Manufacturing supplies	$43.4	$41.7
Raw materials	138.8	132.0
Work in process	497.7	491.2
Finished products	602.4	584.8
Subtotal	1,282.3	1,249.7
Allowance for obsolete and surplus inventory	(79.9)	(58.4)
Total inventories, net	$1,202.4	$1,191.3
Inventories are valued at net realizable value, with approximately 61% valued on the first-in, first-out ("FIFO") method and the remaining 39% valued on the last-in, first-out ("LIFO") method. The majority of the Company's U.S. inventories are valued on the LIFO method. The Company's non-U.S. inventories are valued on the FIFO method.
The LIFO reserve at September 30, 2023 and December 31, 2022 was $231.9 million and $235.4 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

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
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance	$679.8	$418.5	$1,098.3
Acquisitions	0.1	207.4	207.5
Impairment loss	—	(28.3)	(28.3)
Foreign currency translation adjustments and other changes	(4.5)	(15.4)	(19.9)
Ending balance	$675.4	$582.2	$1,257.6
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
The following table displays intangible assets as of September 30, 2023 and December 31, 2022:

	Balance at September 30, 2023			Balance at December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$698.7	$(209.4)	$489.3	$561.5	$(183.2)	$378.3
Technology and know-how	318.2	(93.8)	224.4	273.1	(80.4)	192.7
Trade names	74.9	(10.4)	64.5	18.4	(8.7)	9.7
Capitalized software	294.7	(270.0)	24.7	288.4	(266.3)	22.1
Other	7.8	(6.7)	1.1	3.3	(2.3)	1.0
	$1,394.3	$(590.3)	$804.0	$1,144.7	$(540.9)	$603.8
Intangible assets not subject to amortization:
Trade names	$122.6		$122.6	$152.8		$152.8
FAA air agency certificates	8.7		8.7	8.7		8.7
	$131.3		$131.3	$161.5		$161.5
Total intangible assets	$1,525.6	$(590.3)	$935.3	$1,306.2	$(540.9)	$765.3
Amortization expense for intangible assets was $53.1 million and $37.4 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense related to intangible assets acquired as part of a business combination is reported in amortization of intangible assets on the Consolidated Statement of Income, and amortization expense related to capitalized software is reported in cost of products sold or selling, general and administrative expenses on the Consolidated Statement of Income. Amortization expense for intangible assets is projected to be approximately $68 million in 2023; $67 million in 2024; $66 million in 2025; $63 million in 2026; and $61 million in 2027.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of September 30, 2023 and December 31, 2022:

(Dollars in millions)	September 30, 2023	December 31, 2022
Sales rebates	$73.6	$82.9
Deferred revenue	55.4	54.3
Product warranty	22.0	23.5
Operating lease liabilities	23.9	24.1
Current derivative liability	24.1	19.8
Taxes other than income and payroll taxes	24.1	18.7
Freight and duties	14.9	21.7
Interest	17.0	15.0
Professional fees	15.4	17.4
Restructuring	5.4	3.1
Other	85.2	72.4
Total other current liabilities	$361.0	$352.9

Note 11 - Financing Arrangements
Short-term debt at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Variable-rate Term Loan(1), maturing on August 16, 2024, with an interest rate of 4.95% at September 30, 2023	$211.5	$—
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 4.45% to 7.33% at September 30, 2023 and 2.38% to 5.50% at December 31, 2022	30.1	46.3
Short-term debt	$241.6	$46.3
On August 16, 2023, the Company entered into a €200 million variable-rate term loan ("2024 Term Loan"), maturing on August 16, 2024. Proceeds from the 2024 Term Loan were used to repay borrowings on the Senior Credit Facility and Accounts Receivable Facility, as well as for general corporate purposes.
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings up to $226.9 million in the aggregate. Most of these lines of credit are uncommitted. At September 30, 2023, the Company’s foreign subsidiaries had borrowings outstanding of $30.1 million and bank guarantees of $2.3 million, which reduced the aggregate availability under these facilities to $194.5 million.
Long-term debt at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 6.42% and Euro of 4.51% at September 30, 2023 and U.S. Dollar of 5.10% and Euro of 2.21% at December 31, 2022	$49.1	$8.5
Variable-rate Accounts Receivable Facility with an interest rate of 6.29% at September 30, 2023 and 5.01% at December 31, 2022	78.0	85.0
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 6.54% at September 30, 2023 and 5.55% at December 31, 2022	399.3	399.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	349.9	349.8
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	158.5	160.4
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	397.6	397.2
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.8	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.125%	343.3	342.1
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	12.4	13.6
Other	15.5	6.4
Total debt	$1,958.4	$1,916.9
Less: current maturities	356.8	2.7
Long-term debt	$1,601.6	$1,914.2
(1) Net of discounts and fees

Note 11 - Financing Arrangements (continued)
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2024. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at September 30, 2023. As of September 30, 2023, there were $78.0 million in outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to $22.0 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750.0 million unsecured revolving credit facility ("Senior Credit Facility") and a $400.0 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The Credit Agreement amended and restated the Company's previous revolving credit agreement that was set to mature on June 25, 2024, and replaced the $350.0 million term loan that was set to mature on September 11, 2023 ("2023 Term Loan"). The Credit Agreement also replaced interest rates based on LIBOR with interest rates based on Secured Overnight Financing Rate ("SOFR"). At September 30, 2023, the Company had $49.1 million of outstanding borrowings and $2.0 million of letters of credit under the Senior Credit Facility, which reduced the availability under this facility to $698.9 million. The Credit Agreement has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.
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
At September 30, 2023, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts and certain indirect taxes. At September 30, 2023, outstanding letters of credit totaled $56.6 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $7.9 million of finance leases) subsequent to September 30, 2023 are as follows:

Year
2023	$3.3
2024	438.7
2025	29.5
2026	53.3
2027	564.8
2028	521.6
Thereafter	357.3
The table above excludes $10.1 million of unamortized premiums and fees that are netted against long-term debt at September 30, 2023.

Note 12 - Supply Chain Financing
The Company offers a supplier finance program with two different financial institutions where suppliers may receive early payment from the financial institutions on invoices issued to the Company. The Company and each financial institution entered into arrangements providing for the Company to pay the financial institution per the terms of any supplier invoice paid early under the program and to pay an annual fee for the supplier finance platform subscription and related support. The Company or the financial institutions may terminate participation in the program with 90 days’ written notice. The supplier finance programs are unsecured and are not guaranteed by the Company. The financial institutions enter into separate arrangements with suppliers directly to participate in the program. The Company does not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institutions. The supplier invoice terms under the program typically require payment in full within 90 days of the invoice date.
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the nine months ended September 30, 2023:

September 30, 2023
Confirmed obligations outstanding, January 1	$14.4
Invoices confirmed	69.1
Confirmed invoices paid	(63.8)
Confirmed obligations outstanding, ending balance	$19.7
The obligations outstanding at September 30, 2023 were included in accounts payable, trade on the Consolidated Balance Sheet.

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
On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy, LLC. ("Lovejoy") a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 14 unrelated parties, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”). The Company acquired Lovejoy in 2016. Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, including, but not limited to, a release or threatened release on or from Lovejoy's property at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site were settled or dismissed prior to our acquisition of Lovejoy.
The Company had total environmental accruals of $4.7 million and $4.8 million for various known environmental matters that are probable and reasonably estimable at September 30, 2023 and December 31, 2022, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $22.0 million and $23.5 million at September 30, 2023 and December 31, 2022, respectively. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The liability primarily relates to accruals for products sold into the automotive and renewable energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. Management believes that any significant change to these assumptions will not have a material effect on the Company's consolidated financial position; however, the effect of any such change may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual for the nine months ended September 30, 2023 and twelve months ended December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning balance, January 1	$23.5	$11.7
Expense	6.6	14.7
Payments	(8.1)	(2.9)
Ending balance	$22.0	$23.5

Note 14 - Equity
The following tables present the changes in the components of equity for the three and nine months ended September 30, 2023 and 2022, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at June 30, 2023	$2,650.0	$40.7	$1,058.4	$2,132.2	$(178.2)	$(521.8)	$118.7
Net income	90.9			87.9			3.0
Foreign currency translation adjustment	(65.1)				(63.3)		(1.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.4)				(1.4)
Change in fair value of derivative financial instruments, net of reclassifications	2.0				2.0
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends - $0.33 per share	(23.4)			(23.4)
Stock-based compensation expense	5.8		5.8
Stock purchased at fair market value	(63.9)					(63.9)
Stock option exercise activity	4.1		4.1
Payments related to tax withholding for stock-based compensation	(1.3)					(1.3)
Balance at September 30, 2023	$2,597.1	$40.7	$1,068.3	$2,196.7	$(240.9)	$(587.0)	$119.3

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2022	$2,352.9	$40.7	$829.6	$1,932.1	$(181.9)	$(352.2)	$84.6
Net income	346.1			335.4			10.7
Foreign currency translation adjustment	(65.3)				(63.5)		(1.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.5 million)	(4.5)				(4.5)
Change in fair value of derivative financial instruments, net of reclassifications	0.9				0.9
Dividends - $0.97 per share	(70.8)			(70.8)
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Sale of shares of Timken India Limited	229.0		194.5		8.1		26.4
Stock-based compensation expense	22.9		22.9
Stock purchased at fair market value	(218.4)					(218.4)
Stock option exercise activity	21.3		21.3
Payments related to tax withholding for stock-based compensation	(16.4)					(16.4)
Balance at September 30, 2023	$2,597.1	$40.7	$1,068.3	$2,196.7	$(240.9)	$(587.0)	$119.3
On June 20, 2023, the Company completed the sale of 7.6 million shares of Timken India Limited (“TIL”), a publicly-traded subsidiary of the Company, generating net proceeds of $229 million after estimated income taxes of $55 million and transaction costs. The sale reduced the Company’s ownership in TIL from 67.8 percent to 57.7 percent.

Note 14 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at June 30, 2022	$2,289.2	$40.7	$804.1	$1,793.2	$(155.9)	$(278.5)	$85.6
Net income	90.4			87.0			3.4
Foreign currency translation adjustment	(136.8)				(133.5)		(3.3)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.6 million)	(1.4)				(1.4)
Change in fair value of derivative financial instruments, net of reclassifications	1.8				1.8
Dividends paid to noncontrolling interest	(0.5)						(0.5)
Dividends - $0.31 per share	(22.8)			(22.8)
Stock-based compensation expense	6.7		6.7
Stock purchased at fair market value	(49.0)					(49.0)
Stock option exercise activity	2.6		2.6
Restricted share activity	—		3.8			(3.8)
Payments related to tax withholding for stock-based compensation	(1.4)					(1.4)
Balance at September 30, 2022	$2,178.8	$40.7	$817.2	$1,857.4	$(289.0)	$(332.7)	$85.2

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2021	$2,377.7	$40.7	$786.9	$1,616.4	$(23.0)	$(126.1)	$82.8
Net income	317.9			310.2			7.7
Foreign currency translation adjustment	(272.5)				(267.7)		(4.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.5 million)	(4.3)				(4.3)
Change in fair value of derivative financial instruments, net of reclassifications	6.0				6.0
Dividends paid to noncontrolling interest	(0.5)						(0.5)
Dividends - $0.92 per share	(69.2)			(69.2)
Stock-based compensation expense	22.3		22.3
Stock purchased at fair market value	(193.3)					(193.3)
Stock option exercise activity	4.2		4.2
Restricted share activity	—		3.8			(3.8)
Payments related to tax withholding for stock-based compensation	(9.5)					(9.5)
Balance at September 30, 2022	$2,178.8	$40.7	$817.2	$1,857.4	$(289.0)	$(332.7)	$85.2

Note 15 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$4.9	$—	$4.9
Severance and related benefit costs	1.6	1.8	3.4
Exit costs	0.4	0.2	0.6
Total	$6.9	$2.0	$8.9
For the nine months ended September 30, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$4.9	$28.3	$33.2
Severance and related benefit costs	3.8	2.5	6.3
Exit costs	0.6	0.2	0.8
Total	$9.3	$31.0	$40.3
For the three months ended September 30, 2022:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$0.2	$29.3	$29.5
Severance and related benefit costs	0.7	0.8	1.5
Exit costs	0.3	—	0.3
Total	$1.2	$30.1	$31.3
For the nine months ended September 30, 2022:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$9.0	$29.3	$38.3
Severance and related benefit costs	1.7	1.1	2.8
Exit costs	1.1	0.1	1.2
Total	$11.8	$30.5	$42.3
The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Engineered Bearings:
On January 16, 2023, the Company announced the closure of its bearing plant in Gaffney, South Carolina. The Company expects to transfer its remaining operations to other bearing manufacturing facilities. The closure of this facility is expected to occur by the end of the fourth quarter of 2023 and is expected to affect approximately 225 employees. The Company expects to incur approximately $12 million to $14 million of pretax costs in total related to this closure. During the three and nine months ended September 30, 2023, the Company recorded severance and related benefits of $1.4 million and $3.1 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $10.2 million as of September 30, 2023, including rationalization costs recorded in cost of products sold.

Note 15 - Impairment and Restructuring Charges (continued)
As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended its operations in Russia in 2022. During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $3.9 million related to certain assets of its joint venture in Russia. During the nine months ended September 30, 2022, the Company recorded impairment charges of $9.0 million related to certain assets of its joint venture in Russia. The Company continues to evaluate strategic options for its joint venture stake. Refer to Russia Operations in Management's Discussion and Analysis for additional information.
During the three months ended September 30, 2023, the Company classified TWB as assets held for sale and recorded impairment charges of $1.0 million. The Company completed the sale of TWB on October 16, 2023.
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company transferred its remaining operations to other bearing manufacturing facilities. The Company completed the closure of this facility on October 31, 2022, and it affected approximately 110 employees. During the three and nine months ended September 30, 2022, the Company recorded severance and related benefits of $0.4 million and $1.2 million, and exit costs of $0.3 million and $1.3 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $9.8 million as of September 30, 2023, including rationalization costs recorded in cost of products sold. On November 1, 2022, the Company completed the sale of this facility.

Industrial Motion:
During the third quarter of 2022, the Company announced certain organizational changes, which included the appointment of executive leaders for its Engineered Bearings and Industrial Motion product groups. After evaluating the impact from the organizational changes and related segmentation implications through the balance of 2022, the Company concluded that it would begin operating under two new reportable segments, Engineered Bearings and Industrial Motion, effective January 1, 2023. In conjunction with this change in segmented results, the Company reallocated its goodwill to new reporting units under these two segments. In addition, the Company was required to review goodwill for impairment under these new reporting units. As a result of this goodwill impairment review, the Company recognized a pretax goodwill impairment loss of $28.3 million during the three months ended March 31, 2023.
During the three months ended September 30, 2022, the Company classified the ADS business as assets held for sale and recorded impairment charges of $29.3 million. The Company subsequently completed the sale of the ADS business on November 1, 2022.
On February 4, 2020, the Company announced the closure of its chain manufacturing facility in Indianapolis, Indiana. This facility was part of the Diamond Chain Company ("Diamond Chain") acquisition completed on April 1, 2019. The Company transferred the majority of its Diamond Chain product line to its chain manufacturing facility in Fulton, Illinois. The chain plant ceased operations on April 30, 2023 and affected approximately 240 employees at the Indianapolis facility. The Company hired approximately 130 full-time positions in Fulton, Illinois related to this closure. The Company incurred cumulative pretax costs related to this closure of $14.5 million as of September 30, 2023, including rationalization costs recorded in cost of products sold.
In addition, during the three and nine months ended September 30, 2023, the Company recorded severance and related benefits of $0.8 million and $1.1 million, respectively, related to one of its automatic lubrication systems facilities in Europe.

Note 15 - Impairment and Restructuring Charges (continued)
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2023 and twelve months ended December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning balance, January 1	$3.1	$7.0
Expense	7.1	5.8
Payments	(4.8)	(9.7)
Ending balance	$5.4	$3.1
The restructuring accrual at September 30, 2023 and December 31, 2022 was included in other current liabilities on the Consolidated Balance Sheets.

Note 16 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2023 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2023.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost (credit):
Service cost	$0.2	$1.6	$0.3	$0.4	$0.5	$2.0
Interest cost	4.4	4.7	2.4	1.4	6.8	6.1
Expected return on plan assets	(2.1)	(4.3)	(2.5)	(2.2)	(4.6)	(6.5)
Amortization of prior service cost	0.1	0.3	—	—	0.1	0.3
Recognition of net actuarial losses	0.2	1.0	—	—	0.2	1.0
Net periodic benefit cost (credit)	$2.8	$3.3	$0.2	$(0.4)	$3.0	$2.9

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost (credit):
Service cost	$0.6	$5.3	$1.1	$1.2	$1.7	$6.5
Interest cost	13.4	12.9	7.7	4.3	21.1	17.2
Expected return on plan assets	(6.3)	(14.5)	(7.8)	(7.1)	(14.1)	(21.6)
Amortization of prior service cost	0.2	0.9	0.1	0.1	0.3	1.0
Recognition of net actuarial (gains) losses	(1.7)	15.2	—	—	(1.7)	15.2
Net periodic benefit cost (credit)	$6.2	$19.8	$1.1	$(1.5)	$7.3	$18.3
For the three and nine months ended September 30, 2023, lump sum payments related to new retirees exceeded annual interest and service costs for one of the Company's U.S. defined benefit pension plans, triggering a remeasurement of assets and obligations for this plan. As a result of this remeasurement, the Company recognized a net actuarial ("mark-to-market") loss of $0.2 million during the three months ended September 30, 2023 and a mark-to-market gain of $1.7 million during the nine months ended September 30, 2023.
For the three and nine months ended September 30, 2022, the Company expected full-year lump sum payments related to new retirees to exceed annual interest and service costs for two of the Company's U.S. defined pension plans. This triggered a remeasurement of assets and obligations for these plans. As a result of these remeasurements, the Company recognized net mark-to-market losses of $1.0 million and $15.2 million during the three and nine months ended September 30, 2022, respectively.

Note 17 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2023 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net periodic benefit credit:
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.4	0.4	1.4	1.1
Amortization of prior service credit	(2.0)	(2.6)	(6.2)	(7.6)
Net periodic benefit credit	$(1.5)	$(2.2)	$(4.7)	$(6.4)

Note 18 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2023	$(227.8)	$47.7	$1.9	$(178.2)
Other comprehensive loss (income) before reclassifications and income taxes	(65.1)	—	2.1	(63.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(1.9)	0.8	(1.1)
Income tax benefit (expense)	—	0.5	(0.9)	(0.4)
Net current period other comprehensive (loss) income, net of income taxes	(65.1)	(1.4)	2.0	(64.5)
Noncontrolling interest	1.8	—	—	1.8
Net current period other comprehensive (loss) income, net of income taxes, noncontrolling interest and sale of shares of Timken India Limited	(63.3)	(1.4)	2.0	(62.7)
Balance at September 30, 2023	$(291.1)	$46.3	$3.9	$(240.9)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2022	$(235.7)	$50.8	$3.0	$(181.9)
Sale of shares of Timken India Limited	8.1	—	—	8.1
Other comprehensive loss (income) before reclassifications and income taxes	(65.3)	(0.1)	0.4	(65.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(5.9)	0.9	(5.0)
Income tax benefit (expense)	—	1.5	(0.4)	1.1
Net current period other comprehensive (loss) income, net of income taxes	(65.3)	(4.5)	0.9	(68.9)
Noncontrolling interest	1.8	—	—	1.8
Net current period other comprehensive (loss) income, net of income taxes, noncontrolling interest and sale of shares of Timken India Limited	(55.4)	(4.5)	0.9	(59.0)
Balance at September 30, 2023	$(291.1)	$46.3	$3.9	$(240.9)

Note 18 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2022	$(214.5)	$53.7	$4.9	$(155.9)
Other comprehensive (loss) income before reclassifications and income taxes	(136.8)	0.3	3.3	(133.2)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.3)	(0.8)	(3.1)
Income tax benefit (expense)	—	0.6	(0.7)	(0.1)
Net current period other comprehensive (loss) income, net of income taxes	(136.8)	(1.4)	1.8	(136.4)
Noncontrolling interest	3.3	—	—	3.3
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(133.5)	(1.4)	1.8	(133.1)
Balance at September 30, 2022	$(348.0)	$52.3	$6.7	$(289.0)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2021	$(80.3)	$56.6	$0.7	$(23.0)
Other comprehensive (loss) income before reclassifications and income taxes	(272.5)	0.8	10.4	(261.3)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(6.6)	(2.4)	(9.0)
Income tax benefit (expense)	—	1.5	(2.0)	(0.5)
Net current period other comprehensive (loss) income, net of income taxes	(272.5)	(4.3)	6.0	(270.8)
Noncontrolling interest	4.8	—	—	4.8
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(267.7)	(4.3)	6.0	(266.0)
Balance at September 30, 2022	$(348.0)	$52.3	$6.7	$(289.0)
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
The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$327.9	$327.8	$0.1	$—
Cash and cash equivalents measured at net asset value	40.0
Restricted cash	7.2	7.2	—	—
Short-term investments	41.8	—	41.8	—
Foreign currency forward contracts	2.5	—	2.5	—
Total assets	$419.4	$335.0	$44.4	$—
Liabilities:
Foreign currency forward contracts	$24.1	$—	$24.1	$—
Total liabilities	$24.1	$—	$24.1	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$292.1	$289.3	$2.8	$—
Cash and cash equivalents measured at net asset value	39.5
Restricted cash	9.1	9.1	—	—
Short-term investments	39.2	—	39.2	—
Interest rate swap contracts	3.1	—	3.1	—
Foreign currency forward contracts	4.5	—	4.5	—
Total assets	$387.5	$298.4	$49.6	$—
Liabilities:
Foreign currency forward contracts	$19.8	$—	$19.8	$—
Total liabilities	$19.8	$—	$19.8	$—
Cash and cash equivalents are highly liquid investments with maturities of 90 days or less when purchased and are valued at redemption value. Short-term investments are investments with maturities between 91 days and one year, and generally are valued at amortized cost, which approximates fair value. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available market interest rates to measure the fair value of its interest rate swap contracts. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

Note 19 - Fair Value (continued)
In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions or goodwill impairment.
During the third quarter of 2023, TWB was reclassified to assets held for sale. In conjunction with this reclassification, the legal entity, with a carrying value of $10.3 million, was written down to $9.3 million, which represents its estimated fair value less the cost to sell, resulting in an impairment charge of $1.0 million. The fair value for these net assets was determined based on an estimate of the value expected to be received upon the sale of this business. See Note 3 - Acquisitions and Divestitures for further discussion.
During the third quarter of 2023, property, plant and equipment and leased assets at the Company's joint venture in Russia, with a carrying value of $3.9 million, were written down to their estimated fair value, resulting in an impairment charge of $3.9 million. The fair value for these assets was determined based on the best estimate of the price that would be realized in a current transaction to sell the business and related assets to a third party.
No other material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2023 and 2022, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on Level 2 inputs (quoted market prices), was $1,328.3 million and $1,353.5 million at September 30, 2023 and December 31, 2022, respectively. The carrying value of this debt was $1,416.5 million and $1,417.9 million at September 30, 2023 and December 31, 2022, respectively. The difference between fair value and carrying value primarily reflects the net impact of changes in prevailing interest rates and credit spreads since the fixed-rate debt was issued.
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
On September 8, 2020, the Company entered into a $100 million floating-to-fixed rate swap on the 2023 Term Loan, which hedges the change in the 1-month LIBOR rate between October 30, 2020 and September 11, 2023 to a fixed rate. The Company repaid the LIBOR-based 2023 Term Loan on December 5, 2022 and replaced it with the SOFR-based 2027 Term Loan. The Company amended the interest rate for the swap from LIBOR to SOFR commencing January 2023. The Company’s risk management objective is to hedge the risk of changes in the monthly interest expense attributable to changes in the benchmark interest rate. The swap matured on September 11, 2023.
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes"), as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and nine months ended September 30, 2023, respectively, was a gain of $1.8 million and $0.7 million to accumulated comprehensive (loss) income with a corresponding offset to other income (expense), which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.
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
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2023 and December 31, 2022, the Company had $699.5 million and $635.6 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 19 - Fair Value for the fair value disclosure of derivative financial instruments.

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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in certain foreign currencies with forward contracts. When the dollar strengthens significantly against these foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of September 30, 2023 and December 31, 2022, the Company had $67.2 million and $82.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
The maximum length of time over which the Company hedges its exposure to the variability in future cash flows for forecast transactions is generally eighteen months or less.

Note 20 - Derivative Instruments and Hedging Activities (continued)
Purpose for Derivative Instruments not designated as Hedging Instruments:
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
As of September 30, 2023 and December 31, 2022, the Company had $632.3 million and $553.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2023 and 2022, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2023	2022	2023	2022
Foreign currency forward contracts	Other expense, net	$0.3	$(1.1)	$(16.2)	$(8.0)

Note 21 - Subsequent Events
On October 12, 2023, the Company reached an agreement to acquire Engineered Solutions Group, also known as Innovative Mechanical Solutions ("iMECH"). iMECH manufactures thrust bearings, radial bearings, specialty coatings and other components primarily used in the energy industry. iMECH is expected to have revenue of approximately $30 million for the full year of 2023. The business employs approximately 70 people and is based in Houston, Texas. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter and will be funded with cash and borrowings from existing credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Lovejoy®, Diamond®, Drives®, Groeneveld® and BEKA®. Timken employs more than 19,000 people globally in 46 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
•Timken’s Engineered Bearings segment features a broad range of product designs serving original equipment manufacturers (OEMs) and end-users worldwide. Timken is a leading authority on tapered roller bearings and leverages its position by applying engineering know-how and technology across its entire bearing portfolio, which includes tapered, spherical and cylindrical roller bearings; plain bearings, metal-polymer bearings and rod end bearings; thrust and specialty ball bearings; and housed or mounted bearings. The Engineered Bearings portfolio features the Timken®, GGB® and Fafnir® brands and serves customers across global industries, including wind energy, agriculture, construction, food and beverage, metals and mining, automotive and truck, aerospace, rail and more.
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial drivetrain services, which return equipment to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Groeneveld®, BEKA®, Diamond®, Drives®, Timken® Belts, Lovejoy® and PT Tech®. Industrial Motion products are used across a broad range of industries, including solar energy, automation, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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

The Company's strategy has three primary elements:
Profitable Growth. The Company intends to expand into new and existing markets by leveraging its collective knowledge of materials science, friction management and power transmission to create value for Timken customers. Using a highly collaborative technical selling approach, the Company places particular emphasis on creating unique solutions for challenging and/or demanding applications. The Company intends to grow in attractive market sectors around the world, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by Timken products. The Company also targets applications that offer significant aftermarket demand, thereby providing product and services revenue throughout the equipment’s lifetime.
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
Capital Deployment to Drive Shareholder Value. The Company is focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and initiatives to drive profitable organic growth; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across diverse markets, with a focus on engineered bearings, adjacent industrial motion products and related services; (3) returning capital to shareholders through dividends and share repurchases; and (4) maintaining a strong balance sheet and sufficient liquidity. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.
The following items highlight some of the Company's more significant strategic accomplishments during the nine months ended September 30, 2023:
•On September 29, 2023, the Company acquired Rosa, a European designer and manufacturer of roller guideways, linear bearings, customized linear systems and actuators, commercialized ball guideways and precision ball screws. Rosa will further Timken's strategy to expand and scale its leading industrial motion product portfolio.
•On September 5, 2023, the Company acquired Des-Case, a Tennessee-based manufacturer of specialty filtration products for industrial lubricants. Des-Case products complement Timken's existing automatic lubrication systems product portfolio and provide strong synergy opportunities.
•On April 4, 2023, the Company acquired Nadella, a leading European manufacturer of linear guides, telescopic rails, actuators and systems and other specialized industrial motion solutions. Nadella will further Timken's strategy to expand and scale its leading industrial motion product portfolio.
•On June 20, 2023, the Company completed the sale of 7.6 million shares of TIL, a publicly-traded subsidiary of the Company, generating net proceeds of $229 million after estimated income taxes of $55 million and transaction costs. The transaction reduced the Company's ownership in TIL from 67.8 percent to 57.7 percent.
•On January 31, 2023, the Company acquired the assets of ARB, a North Carolina-based manufacturer of industrial bearings. ARB boasts a large U.S. installed base and strong aftermarket business, and its product offerings enhance the Company's industry-leading portfolio of engineered bearings solutions.
•The Company paid its 405th consecutive quarterly dividend in the third quarter. During the second quarter, Timken increased its quarterly dividend by 6%. The Company also repurchased 2.7 million common shares, or nearly 4% of outstanding common shares over the first nine months of the year.

Overview:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net sales	$1,142.7	$1,136.4	$6.3	0.6%
Net income	90.9	90.4	0.5	0.6%
Net income attributable to noncontrolling interest	3.0	3.4	(0.4)	NM
Net income attributable to The Timken Company	$87.9	$87.0	$0.9	1.0%
Diluted earnings per share	$1.23	$1.18	$0.05	4.2%
Average number of shares – diluted	71,535,609	73,866,743	—	(3.2)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net sales	$3,677.8	$3,414.7	$263.1	7.7%
Net income	346.1	317.9	28.2	8.9%
Net income attributable to noncontrolling interest	10.7	7.7	3.0	39.0%
Net income attributable to The Timken Company	$335.4	$310.2	$25.2	8.1%
Diluted earnings per share	$4.63	$4.16	$0.47	11.3%
Average number of shares – diluted	72,456,849	74,548,711	—	(2.8)%
The increase in net sales for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 was driven by the favorable impact of acquisitions (net of divestitures) and higher pricing across both segments, partially offset by lower volume. The increase in net income for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 was primarily due to favorable price/mix, lower operating costs, lower impairment and restructuring charges and the net benefit of acquisitions, partially offset by the impact of lower volume, the unfavorable impact of foreign currency exchange rate changes and higher interest and income tax expense.
The increase in net sales for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 was driven by the favorable impact of acquisitions (net of divestitures) and higher pricing in both segments, partially offset by the unfavorable impact of foreign currency exchange rate changes and slightly lower volume. The increase in net income for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 was primarily due to favorable price/mix and the net benefit of acquisitions, partially offset by higher operating costs, the unfavorable impact of foreign currency exchange rate changes and higher interest and income tax expense.
Outlook:
The Company expects 2023 full-year revenue to be up 5 to 5.5% compared to 2022, driven almost entirely by the benefit of acquisitions (net of divestitures). The Company's net earnings are expected to be relatively flat in 2023 compared with 2022, as the favorable impact of price/mix and the benefit of acquisitions are expected to be offset by the impact of lower volume, higher operating costs, the unfavorable impact of foreign currency exchange rate changes and higher interest expense.
The Company expects to generate a higher amount of cash from operating activities in 2023 compared to 2022, driven mainly by improved working capital performance. The Company expects higher capital expenditures in 2023 compared to 2022, but relatively in line with 2022 spending as a percentage of sales (4.0%).

THE STATEMENT OF INCOME
Operating Income:

	Three Months Ended September 30,
	2023	2022	$ Change		Change
Net sales	$1,142.7	$1,136.4	$6.3		0.6%
Cost of products sold	787.1	802.9	(15.8)		(2.0%)
Selling, general and administrative expenses	179.6	159.8	19.8		12.4%
Amortization of intangible assets	17.5	10.7	6.8		63.6%
Impairment and restructuring charges	8.9	31.3	(22.4)		(71.6%)
Operating income	$149.6	$131.7	17.9		13.6%
Operating income % to net sales	13.1%	11.6%		150	bps

Nine Months Ended September 30,
2023	2022	$ Change	Change
Net sales	$3,677.8	$3,414.7	$263.1	7.7%
Cost of products sold	2,500.0	2,390.5	109.5	4.6%
Selling, general and administrative expenses	551.3	469.8	81.5	17.3%
Amortization of intangible assets	48.3	32.2	16.1	50.0%
Impairment and restructuring charges	40.3	42.3	(2.0)	(4.7%)
Operating income	$537.9	$479.9	58.0	12.1%
Operating income % to net sales	14.6%	14.1%	50	bps
Net sales increased for the three months ended September 30, 2023 compared with the three months ended September 30, 2022. The increase was driven by the favorable impact of acquisitions (net of divestitures) of $69 million and the favorable impact of foreign currency exchange rate changes of $6 million, partially offset by lower organic sales of $69 million (lower volume, favorable pricing). Net sales increased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase was driven by the favorable impact of acquisitions (net of divestitures) of $191 million and higher organic sales of $107 million (favorable pricing, lower volume), partially offset by the unfavorable impact of foreign currency exchange rate changes of $35 million.
Operating income increased for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022, due to favorable impact of higher sales net of cost of products sold, and lower impairment and restructuring charges, partially offset by higher selling, general and administrative ("SG&A") expenses and increased amortization expense.
•Cost of products sold decreased for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, due to the impact of lower sales volume of $51 million and lower material and logistics costs of $35 million, partially offset by the incremental cost of goods sold from acquisitions (net of divestitures) of $48 million, the impact of foreign currency exchange rate changes of $11 million and higher manufacturing costs of $9 million. Cost of products sold increased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, due to the incremental cost of goods sold from acquisitions (net of divestitures) of $137 million and higher manufacturing costs, net of favorable mix impact, of $54 million, partially offset by lower material and logistics costs of $72 million and the impact of foreign currency exchange rate changes of $11 million. The higher manufacturing costs for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022 reflect continued labor and input cost inflation.

•SG&A expenses increased for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily due to the impact of acquisitions. SG&A expenses increased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily due to the impact of acquisitions, higher compensation costs and increased spending to support the higher sales and business activity levels.
•Amortization of intangible assets increased for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022, primarily due to the addition of intangible assets from the GGB acquisition, which was completed in the fourth quarter of 2022, and the four acquisitions that were completed during 2023. Refer to Note 3 - Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
•Impairment and restructuring charges were lower for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily due to impairment charges of $29.3 million in the third quarter of 2022 related to the sale of the ADS business, which was completed in the fourth quarter of 2022. Impairment and restructuring charges were lower for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to the impairment charges related to the sale of the ADS business in 2022 discussed above, partially offset by the impairment of goodwill. During the first quarter of 2023, the Company reviewed goodwill for impairment for its reporting units due to the change in reporting segments that went into effect on January 1, 2023. As a result of this analysis the Company determined that one of the new reporting units within the Industrial Motion segment could not support the carrying value of its goodwill, and subsequently recorded a pretax impairment loss of $28.3 million in the first quarter of 2023.
Interest Income and Expense:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(27.5)	$(19.3)	$(8.2)	42.5%
Interest income	2.6	1.1	$1.5	136.4%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest expense	$(79.9)	$(51.9)	$(28.0)	53.9%
Interest income	6.0	2.7	$3.3	122.2%
The increase in net interest expense for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022 was due to increased debt levels and higher average interest rates.

Other Income (Expense):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(0.9)	$1.3	$(2.2)	(169.2)%
Other income, net	0.4	2.3	(1.9)	(82.6)%
Total other (expense) income	$(0.5)	$3.6	$(4.1)	(113.9)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Non-service pension and other postretirement expense	$(0.8)	$(5.3)	$4.5	(84.9)%
Other income, net	5.8	1.4	4.4	NM
Total other income (expense)	$5.0	$(3.9)	$8.9	(228.2)%
Non-service pension and other postretirement expense increased for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 due to the impact of a lower expected return on plan assets and higher interest expense on pension plan obligations, partially offset by lower pension remeasurement losses. Non-service pension and other postretirement expense decreased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The Company recognized pension remeasurement gains in 2023 compared to pension remeasurement losses in 2022. This favorable impact was partially offset by the impact of a lower expected return on pension plan assets and higher interest expense on pension plan obligations. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Other income, net increased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 due to gains on divestitures of $4.8 million primarily related to the sale of SE Setco, a 50% owned joint venture.
Income Tax Expense:

	Three Months Ended September 30,
	2023	2022	$ Change	Change
Provision for income taxes	$33.3	$26.7	$6.6	24.7%
Effective tax rate	26.8%	22.8%		400	bps

	Nine Months Ended September 30,
	2023	2022	$ Change	Change
Provision for income taxes	$122.9	$108.9	$14.0	12.9%
Effective tax rate	26.2%	25.5%		70	bps
Income tax expense increased $6.6 million for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 due to higher pre-tax earnings, an increase in the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates and the net unfavorable impact of discrete tax items in comparison to the year ago period.
Income tax expense increased $14.0 million for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 due to to higher pre-tax earnings and an increase in the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates, partially offset by the net favorable impact of discrete tax items in comparison to the year ago period.
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
The following item represents the Company's acquisitions and divestitures completed in 2023 and 2022:
•The Company acquired Rosa and Des-Case during the third quarter of 2023. Results for Rosa and Des-Case are reported in the Industrial Motion segment.
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
•The Company acquired Spinea during the second quarter of 2022. Results for Spinea are reported in the Industrial Motion segment.

Engineered Bearings Segment:

	Three Months Ended September 30,
	2023	2022	$ Change	Change
Net sales	$775.6	$779.7	$(4.1)	(0.5%)
EBITDA	$148.2	$150.4	$(2.2)	(1.5%)
EBITDA margin	19.1%	19.3%		(20)	bps

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net sales	$775.6	$779.7	$(4.1)	(0.5%)
Less: Acquisitions	55.4		55.4	NM
Currency	1.1		1.1	NM
Net sales, excluding the impact of acquisitions and currency	$719.1	$779.7	$(60.6)	(7.8%)

	Nine Months Ended September 30,
	2023	2022	$ Change	Change
Net sales	$2,533.5	$2,350.4	$183.1	7.8%
EBITDA	$538.7	$486.2	$52.5	10.8%
EBITDA margin	21.3%	20.7%		60	bps

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net sales	$2,533.5	$2,350.4	$183.1	7.8%
Less: Acquisitions	168.6		168.6	NM
Divestitures	(4.8)		(4.8)	NM
Currency	(31.2)		(31.2)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$2,400.9	$2,350.4	$50.5	2.1%
The Engineered Bearings segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $60.6 million or 7.8% in the three months ended September 30, 2023 compared with the three months ended September 30, 2022. The decrease reflects lower sales volume across most sectors, partially offset by higher pricing. EBITDA decreased by $2.2 million or 1.5% for the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily due to the impact of lower volume, higher manufacturing costs, the unfavorable impact of foreign currency exchange rate changes and higher impairment and restructuring charges, mostly offset by lower material and logistics costs, favorable price/mix and the benefit of acquisitions (net of divestitures).
The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $50.5 million or 2.1% in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase reflects higher pricing across the segment and higher sales volume in the renewable energy, rail, and heavy industries sectors, partially offset by lower sales volume in the distribution and auto/truck sectors. EBITDA increased by $52.5 million or 10.8% for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily due to favorable price/mix, lower material and logistics costs and the benefit of acquisitions (net of divestitures), partially offset by higher manufacturing and SG&A costs, the unfavorable impact of foreign currency exchange rate changes and lower volume.

Industrial Motion Segment:

	Three Months Ended September 30,
	2023	2022	$ Change	Change
Net sales	$367.1	$356.7	$10.4	2.9%
EBITDA	$70.3	$34.9	$35.4	101.4%
EBITDA margin	19.2%	9.8%		940	bps

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net sales	$367.1	$356.7	$10.4	2.9%
Less: Acquisitions	26.2		26.2	NM
Divestitures	(12.9)		(12.9)	NM
Currency	5.0		5.0	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$348.8	$356.7	$(7.9)	(2.2)%

	Nine Months Ended September 30,
	2023	2022	$ Change	Change
Net sales	$1,144.3	$1,064.3	$80.0	7.5%
EBITDA	$199.4	$162.4	$37.0	22.8%
EBITDA margin	17.4%	15.3%		210	bps

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net sales	$1,144.3	$1,064.3	$80.0	7.5%
Less: Acquisitions	62.7		62.7	NM
Divestitures	(36.0)		(36.0)	NM
Currency	(3.5)		(3.5)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,121.1	$1,064.3	$56.8	5.3%
The Industrial Motion segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $7.9 million or 2.2% in the three months ended September 30, 2023 compared with the three months ended September 30, 2022. The decrease reflects lower sales volume in the belts and chain and linear motion platforms, partially offset by higher pricing and higher sales volume in the drive systems and services and automatic lubrication systems platforms. EBITDA increased $35.4 million or 101.4% for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 primarily due to lower impairment and restructuring charges, favorable price/mix and lower material and logistics costs, partially offset by the impact of lower sales volume. The lower impairment and restructuring charges were primarily due to the impairment charges related to the sale of the ADS business that were recorded in the third quarter of 2022.
The Industrial Motion segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $56.8 million or 5.3% in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase reflects higher pricing and higher sales volume in the drive systems and services and automatic lubrication systems platforms, partially offset by lower sales volume in the belts and chain platforms. EBITDA increased $37.0 million or 22.8% for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to favorable price/mix, lower material and logistics costs and the impact of higher sales volume, partially offset by higher manufacturing and SG&A costs and the unfavorable impact of foreign currency exchange rate changes.

Unallocated Corporate

	Three Months Ended September 30,
	2023	2022	$ Change	Change
Unallocated corporate expense	$(17.0)	$(9.1)	$(7.9)	86.8%
Unallocated corporate expense % to net sales	(1.5)%	(0.8)%		(70)	bps

	Nine Months Ended September 30,
	2023	2022	$ Change	Change
Unallocated corporate expense	$(47.9)	$(35.4)	$(12.5)	35.3%
Unallocated corporate expense % to net sales	(1.3)%	(1.0)%		(30)	bps

Unallocated corporate expense increased for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 primarily due to the unfavorable impact of foreign currency exchange rate changes. Unallocated corporate expense increased for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to the unfavorable impact of foreign currency transaction gains and losses and the increased spending for professional and other services.

CASH FLOW

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by operating activities	$416.9	$222.3	$194.6
Net cash used in investing activities	(599.1)	(242.0)	(357.1)
Net cash provided by financing activities	235.6	88.5	147.1
Effect of exchange rate changes on cash	(19.0)	(25.1)	6.1
Increase in cash and cash equivalents and restricted cash	$34.4	$43.7	$(9.3)
Operating Activities:
The increase in net cash provided by operating activities for the first nine months of 2023 compared with the first nine months of 2022 was primarily due to the favorable impact of working capital items of $231.2 million and an increase in net income of $28.2 million, partially offset by the unfavorable impact of income taxes on cash of $70.5 million due to higher tax payments. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the nine months of 2023 and 2022, respectively:

	Nine Months Ended September 30,
	2023	2022	$ Change
Cash (used in) provided by:
Accounts receivable	$13.0	$(157.0)	$170.0
Unbilled receivables	(32.3)	(5.2)	(27.1)
Inventories	47.6	(147.1)	194.7
Trade accounts payable	(58.8)	(12.6)	(46.2)
Other accrued expenses	(14.4)	45.8	(60.2)
Cash used in working capital items	$(44.9)	$(276.1)	$231.2
The following table displays the impact of income taxes on cash during the first nine months of 2023 and 2022, respectively:

	Nine Months Ended September 30,
	2023	2022	$ Change
Accrued income tax expense	$122.9	$108.9	$14.0
Income tax payments	(186.4)	(98.8)	(87.6)
Other items	0.3	(2.8)	3.1
Change in income taxes	$(63.2)	$7.3	$(70.5)
Investing Activities:
The increase in net cash used in investing activities for the first nine months of 2023 compared with the first nine months of 2022 was primarily due to an increase in cash used for acquisitions of $312.3 million, an increase in cash used for net investments in short-term marketable securities of $33.4 million, and an increase in capital expenditures of $12.4 million.
Financing Activities:
The increase in net cash provided by financing activities for the first nine months of 2023 compared with the first nine months of 2022 was primarily due to cash proceeds of $284.8 million on the sale of shares of TIL, a subsidiary of the Company, in the second quarter of 2023, partially offset by a decrease in net borrowings of $117.6 million and an increase in the purchase of treasury shares of $25.1 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	September 30, 2023	December 31, 2022
Short-term debt, including current portion of long-term debt	$598.4	$49.0
Long-term debt	1,601.6	1,914.2
Total debt	$2,200.0	$1,963.2
Less: Cash and cash equivalents	367.9	331.6
Net debt	$1,832.1	$1,631.6
Ratio of Net Debt to Capital:

	September 30, 2023	December 31, 2022
Net debt	$1,832.1	$1,631.6
Total equity	2,597.1	2,352.9
Net debt plus total equity (capital)	$4,429.2	$3,984.5
Ratio of net debt to capital	41.4%	40.9%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At September 30, 2023, the Company had strong liquidity with $367.9 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $720.9 million available under committed credit lines. Of the $367.9 million of cash and cash equivalents, $346.5 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of the $750.0 million Senior Credit Facility and the $400.0 million 2027 Term Loan that each mature on December 5, 2027. The Credit Agreement amended and restated the Company's previous revolving credit agreement that was set to mature on June 25, 2024, and replaced the $350.0 million 2023 Term Loan that was set to mature on September 11, 2023. The Credit Agreement also replaced interest rates based on LIBOR with interest rates based on SOFR. At September 30, 2023, the Company had $49.1 million of outstanding borrowings and $2.0 million of letters of credit under the Senior Credit Facility, which reduced the availability under this facility to $698.9 million. The Credit Agreement has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2023, the Company's consolidated leverage ratio was 1.93 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of September 30, 2023, the Company's consolidated interest coverage ratio was 9.74 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 6.42% and the average rate on outstanding Euro borrowings was 4.51% as of September 30, 2023. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of September 30, 2023, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2024. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of September 30, 2023, the Company had $78 million of outstanding borrowings under the Accounts Receivable Facility and no borrowing base limitations. There was $22 million of availability under the Accounts Receivable Facility as of September 30, 2023.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to $226.9 million. At September 30, 2023, the Company had borrowings outstanding of $30.1 million and bank guarantees of $2.3 million, which reduced the aggregate availability under these facilities to $194.5 million.
On August 16, 2023, the Company entered into a €200 million 2024 Term Loan, maturing on August 16, 2024. Proceeds from the 2024 Term Loan were used to repay borrowings on the Senior Credit Facility and Accounts Receivable Facility, as well as for general corporate purposes.
On March 28, 2022, the Company issued the 2032 Notes in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used for general corporate purposes, which included repayment of borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance.
At September 30, 2023, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate a higher amount of cash from operating activities in 2023 compared to 2022, driven mainly by improved working capital performance. The Company expects higher capital expenditures in 2023 compared to 2022, but relatively in line with 2022 spending as a percentage of sales (4.0%).
Financing Obligations and Other Commitments:
During the first nine months of 2023, the Company made cash contributions and payments of $22.9 million to its global defined benefit pension plans and $1.2 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $25 million in 2023. The Company expects to make payments of approximately $2 million to its other postretirement benefit plans in 2023. Excluding mark-to-market charges, the Company expects higher pension and other postretirement benefits expense in 2023 compared to 2022 primarily due to lower expected returns on pension plan assets and higher interest expense.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2022, during the nine months ended September 30, 2023.

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
For the nine months ended September 30, 2023, the Company recorded negative foreign currency translation adjustments of $63.5 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $267.7 million that decreased shareholders' equity for the nine months ended September 30, 2022. The foreign currency translation adjustments for the nine months ended September 30, 2023 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Chinese Renminbi Yuan and Euro.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended September 30, 2023 totaled $5.2 million of net losses, compared with $9.1 million of net gains during the three months ended September 30, 2022. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the nine months ended September 30, 2023 totaled $6.5 million of net losses, compared with $13.7 million of net gains during the nine months ended September 30, 2022.
Russia Operations:
The Company had two subsidiaries in Russia prior to Russia's invasion of Ukraine in February 2022, including Timken Russia, which was 100% owned by Timken and a 51%-owned joint venture to serve the Russian rail market ("Rail JV"). As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended operations and recorded property, plant and equipment impairment charges of $9.0 million and inventory write-downs of $4.1 million during the year ended December 31, 2022. During the third quarter of 2022, the Company sold its Timken Russia business resulting in a loss of $2.7 million on the sale. In the third quarter of 2023, the Company recorded impairment charges of $3.9 million related to property, plant and equipment and operating leased assets at the Rail JV. After giving effect to these impairments and write-downs, as well as the sale of Timken Russia, as of September 30, 2023, the Company has net assets (net of noncontrolling interest of $2.1 million), totaling $5.1 million on its Consolidated Balance Sheet related to its Rail JV. Net assets include $6.5 million of cash and cash equivalents that the Company has classified as restricted as the Company is presently unable to repatriate these funds to one of its subsidiaries outside of Russia. The Company will continue to monitor the events in Russia and Ukraine and may record additional asset impairments or other losses in the future.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$1,142.7	$1,136.4	$3,677.8	$3,414.7
Net Income Attributable to The Timken Company	87.9	87.0	335.4	310.2
Net Income Attributable to The Timken Company as a Percentage of Sales	7.7%	7.7%	9.1%	9.1%
Adjustments:
Acquisition intangible amortization	17.5	10.7	48.3	32.2
Impairment, restructuring and reorganization charges (1)	8.0	32.0	44.1	35.7
Corporate pension and other postretirement benefit related expense (income) (2)	0.2	1.0	(1.7)	15.2
Russia-related charges (3)	3.6	2.3	3.8	15.3
Acquisition-related charges (4)	4.3	3.0	12.8	5.7
(Gain) loss on divestitures and sale of certain assets (5)	(1.5)	0.1	(5.9)	—
Noncontrolling interest of above adjustments	(1.8)	0.1	(2.0)	(5.7)
Provision for income taxes (6)	(7.0)	(15.7)	(24.0)	(26.5)
Adjusted Net Income	$111.2	$120.5	$410.8	$382.1
Net income attributable to noncontrolling interest	3.0	3.4	10.7	7.7
Provision for income taxes (as reported)	33.3	26.7	122.9	108.9
Interest expense	27.5	19.3	79.9	51.9
Interest income	(2.6)	(1.1)	(6.0)	(2.7)
Depreciation and amortization expense (7)	52.1	39.9	148.3	122.0
Less: Acquisition intangible amortization	17.5	10.7	48.3	32.2
Less: Noncontrolling interest	(1.8)	0.1	(2.0)	(5.7)
Less: Provision for income taxes (6)	(7.0)	(15.7)	(24.0)	(26.5)
Adjusted EBITDA	$215.8	$213.6	$744.3	$669.9
Adjusted EBITDA Margin (% of net sales)	18.9%	18.8%	20.2%	19.6%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diluted earnings per share (EPS)	$1.23	$1.18	$4.63	$4.16
Adjusted EPS	$1.55	$1.63	$5.67	$5.12
Diluted Shares	71,535,609	73,866,743	72,456,849	74,548,711

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended September 30, 2023
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$775.6	$367.1	$—	$1,142.7
EBITDA	148.2	70.3	(17.2)	201.3
Impairment, restructuring and reorganization charges (1)	5.4	2.5	—	7.9
Corporate pension and other postretirement benefit related expense (2)	—	—	0.2	0.2
Russia-related charges (3)	3.6	—	—	3.6
Acquisition-related charges (4)	0.9	2.5	0.9	4.3
Gain on divestitures and sale of certain assets (5)	(1.4)	(0.1)	—	(1.5)
Adjusted EBITDA	$156.7	$75.2	$(16.1)	$215.8
Adjusted EBITDA Margin (% of net sales)	20.2%	20.5%	NM	18.9%

	Three Months Ended September 30, 2022
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$779.7	$356.7	$—	$1,136.4
EBITDA	150.4	34.9	(10.1)	175.2
Impairment, restructuring and reorganization charges (1)	1.1	31.0	(0.1)	32.0
Corporate pension and other postretirement benefit related expense (2)	—	—	1.0	1.0
Russia-related charges (3)	2.3	—	—	2.3
Acquisition-related charges (4)	—	2.1	0.9	3.0
Loss divestitures and sale of certain assets (5)	—	—	0.1	0.1
Adjusted EBITDA	$153.8	$68.0	$(8.2)	$213.6
Adjusted EBITDA Margin (% of net sales)	19.7%	19.1%	NM	18.8%

	Nine Months Ended September 30, 2023
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$2,533.5	$1,144.3	$—	$3,677.8
EBITDA	538.7	199.4	(46.2)	691.9
Impairment, restructuring and reorganization charges (1)	10.6	32.7	0.1	43.4
Corporate pension and other postretirement benefit related income (2)	—	—	(1.7)	(1.7)
Russia-related charges (3)	3.8	—	—	3.8
Acquisition-related charges (4)	3.2	5.8	3.8	12.8
(Gain) loss on divestitures and sale of certain assets (5)	(6.2)	0.3	—	(5.9)
Adjusted EBITDA	$550.1	$238.2	$(44.0)	$744.3
Adjusted EBITDA Margin (% of net sales)	21.7%	20.8%	NM	20.2%

	Nine Months Ended September 30, 2022
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$2,350.4	$1,064.3	$—	$3,414.7
EBITDA	486.2	162.4	(50.6)	598.0
Impairment, restructuring and reorganization charges (1)	2.7	33.1	(0.1)	35.7
Corporate pension and other postretirement benefit related expense (2)	—	—	15.2	15.2
Russia-related charges (3)	15.3	—	—	15.3
Acquisition-related charges (4)	—	3.5	2.2	5.7
Loss (gain) divestitures and sale of certain assets (5)	0.1	(0.2)	0.1	—
Adjusted EBITDA	$504.3	$198.8	$(33.2)	$669.9
Adjusted EBITDA Margin (% of net sales)	21.5%	18.7%	NM	19.6%
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
(3) Russia-related charges include impairments or allowances recorded against certain property, plant and equipment, inventory and trade receivables to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the third quarter of 2022. Refer to Russia Operations on page 45 above for additional information.
(4) Acquisition-related charges represent deal-related expenses associated with completed transactions and any resulting inventory step-up impact.
(5) Represents the net (gain) loss resulting from divestitures and sale of certain assets.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$194.3	$145.2	$416.9	$222.3
Capital expenditures	(43.6)	(47.3)	(134.9)	(122.5)
Free cash flow	$150.7	$97.9	$282.0	$99.8

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended September 30, 2023 and December 31, 2022 was $445.2 million and $417.0 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.0 and 1.9 at September 30, 2023 and December 31, 2022, respectively.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	September 30, 2023	December 31, 2022
Net income	$445.2	$417.0
Provision for income taxes	147.9	133.9
Interest expense	102.6	74.6
Interest income	(7.1)	(3.8)
Depreciation and amortization	191.0	164.0
Consolidated EBITDA	879.6	785.7
Adjustments:
Impairment, restructuring and reorganization charges (1)	$47.2	$39.5
Corporate pension and other postretirement benefit related (income) expense (2)	(14.0)	2.9
Acquisition-related charges (3)	21.9	14.8
Gain on divestitures and sale of certain assets (4)	(8.8)	(2.9)
Russia-related charges (5)	4.1	15.6
Tax indemnification and related items	0.3	0.3
Total adjustments	50.7	70.2
Adjusted EBITDA	$930.3	$855.9
Net Debt	$1,832.1	$1,631.6
Ratio of Net Debt to Adjusted EBITDA	2.0	1.9
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; and (iv) impairment of assets. Impairment, restructuring and reorganization charges for the twelve months ended December 31, 2022 and September 30, 2023 included $29.3 million related to the sale of ADS. In addition, impairment, restructuring and reorganization charges for the twelve months ended September 30, 2023 included $28.3 million related to the impairment of goodwill. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
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
(4) Represents the net gain resulting from divestitures and sale of certain assets.
(5) Russia-related charges include impairments or allowances recorded against certain property, plant and equipment, inventory and trade receivables to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the third quarter of 2022. Refer to Russia Operations on page 45 above for additional information.

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
Additional risks relating to the Company's business, the industries in which the Company operates, or the Company's common shares may be described from time to time in the Company's filings with the U.S. Securities and Exchange Commission ("SEC"). All of these risk factors are difficult to predict, are subject to material uncertainties that may affect actual results and may be beyond the Company's control.
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended September 30, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the first nine months of 2023, the Company completed four acquisitions: Rosa, Des-Case, Nadella and ARB. The results of these acquisitions are included in the Company's consolidated financial statements for the first nine months of 2023. The total and net assets of these acquisitions represented 10% of the Company's total assets and 20% of the Company's net assets as of September 30, 2023. The net sales and net income of these acquisitions represented less than 1% of the Company's consolidated net sales and net income for the first nine months of 2023.
The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include the Rosa, Des-Case, ARB and Nadella acquisition's noted above. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

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
The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2023.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/2023 - 7/31/2023	216,032	$91.80	215,000	3,648,990
8/1/2023 - 8/31/2023	446,116	78.74	430,000	3,218,990
9/1/2023 - 9/30/2023	130,169	74.66	130,000	3,088,990
Total	792,317	$81.63	775,000	—
(1)Of the shares purchased in July, August and September, 1,032, 16,116 and 169, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2023 filed on November 1, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: November 1, 2023	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)