Form 10-K
period 2023-12-31
TIMKEN CO
filed 2024-02-26
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the period pursuant to §240.10D-1(b). ☐
    As of June 30, 2023, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $5,763,964,821 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2024
Common Shares, without par value	70,132,075 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 3, 2024 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.
Item 1. Business
General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken designs and manages a portfolio of engineered bearings and industrial motion products, and provides related services. The Company’s growing portfolio features many strong brands, including Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy® and Lagersmit®.
The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken remains the world's leading authority in tapered roller bearings and has leveraged that expertise to develop a full portfolio of industry-leading engineered bearings and industrial motion products. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and industrial motion to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 142 manufacturing facilities/service centers, 28 technology and engineering centers, and 73 distribution centers and warehouses, supported by a team comprised of more than 19,000 employees. Timken operates in 45 countries around the globe.
Major Customers:
The Company sells products and services to a diverse customer base globally, including customers in the following market sectors: industrial distribution, renewable energy, automation, automotive original equipment ("OE"), agriculture/turf, rail, aerospace, auto/truck aftermarket, construction, services, metals and mining, heavy truck OE, and marine. No single customer accounts for 5% or more of total net sales.
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
Industrial Motion Products:
Linear Motion Products. The Company designs and manufactures a global portfolio of Rollon® and Nadella® engineered linear motion products, including linear guides, telescopic rails, linear actuators, seventh-axis robotic transfer units and gantry systems. These engineered products are highly customized to control movements with different variability and complexity based on the application. Rollon and Nadella products serve a wide range of industries, including passenger rail, aerospace, packaging and logistics, medical and automation.
Industrial Drives. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications such as crushing and pulverizing equipment, conveyors and pumps, power generation and military marine. These gear drive designs are custom made to meet user specifications, offering a wide array of size, footprint and gear arrangements. Timken also offers Cone Drive® high-torque worm gears, harmonic solutions and precision slew drives. Cone Drive products can be found in a variety of industrial end-market sectors, including solar, oil and gas, aerial platforms, automation and food and beverage. The Company's Spinea® line features highly engineered cycloidal reduction gears and actuators. Spinea's solutions primarily serve high precision automation and robotics applications in the factory automation sector.
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
Seals. The Company's Lagersmit® engineered sealing solutions serve demanding marine, dredging, water, tidal energy and other industrial applications. The business serves leading propulsion manufacturers, ship owners, pump makers and other global industrial customers that require advanced sealing systems. Timken offers other industrial sealing solutions that come in a variety of types and material options and are used in manufacturing, food processing, mining, power generation, chemical processing, primary metals, pulp and paper and oil and gas industry applications.
Other Products. The Company also offers specialty filtration products, augers and other specialized industrial motion products. Des-Case is a technical leader in branded filtration solutions that sit adjacent to Timken's automatic lubrication systems. Des-Case features a comprehensive product offering including breathers, filter elements, condition monitoring, lubrication storage and filter systems used throughout the entire lubricant lifecycle. These solutions are critical for enhancing reliability, reducing downtime and extending the useful life of customers' systems. The Company also designs and manufactures Drives® helicoid and sectional augers for agricultural applications, like conveying, digging and combines. The Company's specialized industrial motion components include Shuton and Ipiranga ball screws among other key products.
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
Services accounted for approximately 4% of the Company’s net sales for the year ended December 31, 2023.

Sales and Distribution:
Timken products are sold principally by its internal sales organizations. A portion of each segment's sales are made through authorized distributors or sales agents.
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
The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC, includes five equity members: Timken, SKF Group, Schaeffler Group, RBC Bearings and Gates Industrial Corp. The e-business service focuses on information and business services for authorized distributors in the Engineered Bearings segment.
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

Competition:
The bearing and industrial motion industries are highly competitive. Timken primarily competes based on its total value proposition, including product design and performance, application engineering, quality, price, timeliness of delivery, and the ability to provide technical sales and service support on a global basis. The Company competes with many domestic and foreign manufacturers of anti-friction bearings, including SKF Group and Schaeffler Group, and with a diverse group of domestic and foreign manufacturers of industrial motion products.
Joint Ventures:
Investments in affiliated companies accounted for under the equity method were $1.7 million and $1.8 million, respectively, at December 31, 2023 and 2022. The investment balance at December 31, 2023 was reported in other non-current assets on the Consolidated Balance Sheets.
Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2023 and 2022:

	December 31,
(Dollars in millions)	2023	2022
Segment:
Engineered Bearings	$1,502.0	$1,722.1
Industrial Motion	775.2	768.7
Total Company	$2,277.2	$2,490.8
Approximately 92% of the Company’s backlog at December 31, 2023 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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
Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative engineered bearings and industrial motion solutions and technical services. Timken's largest technical center is located at the Company's world headquarters in North Canton, Ohio. Other smaller sites in the United States ("U.S.") include Los Alamitos, California; Downer's Grove, Fulton and Montgomery, Illinois; Norton Shores, Rochester Hills and Traverse City, Michigan; Springfield, Missouri; Keene and Lebanon, New Hampshire; Thorofare, New Jersey; Morganton, North Carolina; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Annecy and Colmar, France; Heilbronn, Pegnitz and Werdohl, Germany; Valmadrera, Italy; Gorinchem, Netherlands; Porto, Portugal; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.
Compliance with Governmental Regulations:
Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company's manufacturing plants are expected to have an effective environmental management system which follows the ISO 14001 principles and internal audits are performed against this standard. Where appropriate to meet or exceed customer requirements, we are certified under the formal ISO 14001 certification process. As of the end of 2023, 29 of the Company’s plants had obtained ISO 14001 certification, including the majority of the Company's bearing manufacturing plants.
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
New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require Timken to incur costs, change production methods or materials, or become the basis for new or increased liabilities that could have a materially adverse effect on the Company's business, financial condition or results of operations.
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
Employment:
At December 31, 2023, Timken had more than 19,000 employees worldwide. Approximately 9% of Timken’s U.S. employees are covered under collective bargaining agreements.

Human Capital:
The Company believes that its employees and their collective knowledge and experience are among its most valuable resources. The Company is committed to providing a safe work environment and growth opportunities for its employees to learn and advance their career with the Company to promote and safeguard these key resources.
Employee Health and Safety
Employee health and safety remains a top priority for the Company and its commitment to safety starts at the top of the organization. Chief Executive Officer, Richard Kyle, was the first-ever chair of the Company's Environmental Health and Safety Steering Committee, which was created in 2009 and continues to drive accountability and responsibility for safety throughout the organization.
The Company's commitment to the health and safety of its employees is evidenced by its strong safety results in 2023 and 2022 shown in the charts below:
*Rates calculated as (number of injuries and illnesses x 200,000) / employee hours worked per 100 full-time workers. 2023 rates represent the Company's best estimate as of the date of this report
- - - represents the 2022 top quartile cutoff for U.S. metal manufacturers (North American Industry Classification System ("NAICS") code 332) that employ at least 1,000 employees, based on information provided by the U.S. Bureau of Labor Statistics at https://www.bls.gov/iif/.
The Company aims to maintain a recordable rate within the top quartile of U.S. metal manufacturers (NAICS code 332) based on information provided by the U.S. Bureau of Labor Statistics. For 2023, the Company's lost time accident rate of 0.37 and recordable rate of 1.10 remained strong. In 2022, the Company's lost time accident rate of 0.29 outperformed the top quartile of U.S. metal manufacturers while its recordable rate of 1.06 slightly lagged.

Attracting, Retaining, and Motivating Highly Qualified Employees
Successful execution of the Company's strategy continues to depend on attracting, retaining, and motivating highly qualified talent. The Company provides professional growth and learning opportunities and individualized career development to support these objectives. The Company thinks it is important to recognize and reward its employees with pay and comprehensive benefits that are competitive and equitable based on the local markets in which it operates.
The Company also believes that having open, honest dialogue with its employees is key to maintaining its strong culture and ethical work practices. In line with that approach, the Company conducts comprehensive surveys on a periodic basis and individual stay interviews to measure employee engagement. Exit interviews are conducted with employees who voluntarily terminated their employment, which helps improve management processes. The Company deploys pulse surveys to gain insights from employees’ recent experiences and to better understand how effectively it is engaging, energizing and enabling its workforce.
The Company provides several professional development and training opportunities to advance its employees’ skills and expertise. Some of these opportunities include online-learning platforms, job-specific training, employee development programs, including its operations development program (a training program designed to increase the internal pool of employees who are ready to take on leadership positions), and its educational reimbursement programs. The Company has recruited and trained many of its employees through its engineering co-op program, where engineering students have the opportunity to work up to five semesters alongside the Company’s experienced engineers while they complete their bachelor’s degrees. Comprehensive leadership, skill and competency assessments are offered to Company employees to best identify and address individual and team development needs and activities. To better inform its hiring and employee development efforts, the Company has also partnered with third-party vendors to provide required training for its managers focused on leadership, diversity and inclusion.
To further the Company's diverse and inclusive culture, Timken employee resource groups (“ERGs”) around the world help us understand and address the challenges faced by its diverse workforce and the benefits inclusion offers in advancing its collective knowledge. The Company's employees continue to drive new programming and chapter expansion across its five primary ERGs: Women’s International Network (WIN), Multicultural Association of Professionals (MAP), Young Professionals Network (YPN), Veteran Engagement at Timken (VET), and Timken PRIDE Network (TPN). Additionally, the Company partners with an online platform, Aperian®, to help its employees further their global competency.
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
Risk Relating to our Business
The bearing and industrial motion industries are highly competitive, and this competition results in significant pricing pressure for our products that could affect our revenues and profitability.
The global bearing industry is highly competitive and consolidated. We compete with many domestic and foreign manufacturers of anti-friction bearings. In addition, the industries into which we sell our industrial motion products are also highly competitive and consolidating. Due to competitiveness within these industries, we may not be able to continue to increase prices for our products to cover increases in our costs or to achieve desired profitability. In addition, we face pressure from our customers to reduce prices, and the contractual nature of business with OEM customers, could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.
Our business is capital intensive, and if there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges, restructuring charges or taking other measures that may adversely affect our results of operations and profitability.
Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. Our profitability is dependent on factors such as labor compensation and productivity and inventory and supply chain management, which are subject to risks that we may not be able to control. If there are downturns in the industries that we serve, including as a result of high inflation or a recession, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, reducing production, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability. We have taken approximately $127 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring actions and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.
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
We require substantial amounts of raw materials, including steel, to operate our business. Our supply of raw materials could be and has in the past been interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past, have risen substantially over the past few years, and could continue to do so in the future. We generally attempt to manage these fluctuations by passing along increased raw material prices to our customers in the form of price increases or surcharges; however, we may be unable to continue to increase the price of our products, or may experience a lag in doing so, due to pricing pressure, contract terms or other factors, which could adversely impact our revenue and profit margins.
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
We seek to grow, in part, through strategic acquisitions, joint ventures and other alliances, which are intended to complement or expand our businesses, and expect to continue to do so in the future. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, issues identified in our due diligence review are not adequately addressed or the costs associated with such issues are higher than expected, or we uncover material issues (including historical environmental, trade, sanctions, tax or compliance violations) that were not identified during our due diligence review, our results of operations, cash flow or financial condition could be adversely affected.
Our operating results depend in part on continued successful research, development and marketing of new and/or improved products and services, and there can be no assurance that we will continue to successfully introduce new products and services.
The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles, especially as it relates to market and technological changes driven by electrification, environmental requirements, automation, the continued rising importance of e-commerce, artificial intelligence and increased digitization. We may experience difficulties or delays in the research, development, production, or marketing of new products and services that may prevent us from recouping or realizing a return on the investments required to bring new products and services to market. The end result could have a negative impact on our operating results.

Loss of our rights to exclusive use of our intellectual property whether through patent infringement, counterfeiting, theft of trade secrets, or otherwise could have a material adverse effect on the Company. Third-party claims alleging our infringement of intellectual property rights could also have a material adverse effect on the Company.
We rely on a combination of patents, trademarks, trade secret laws, invention assignment agreements, confidentiality agreements, and other arrangements to protect our intellectual property rights. These rights are important to our business, and their loss, whether through patent infringement, counterfeiting, theft of trade secrets, data breach, or otherwise, could have a material adverse effect on the Company.
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
An increase in our levels of debt might lead us to have less cash flow available for our business operations, capital expenditures, and strategic transactions and our ability to service our debt obligations or to obtain future financing could be negatively impacted by general adverse economic and industry conditions and rising interest rate trends. In addition, a failure to maintain our credit ratings could adversely affect our cost of borrowing, liquidity and access to capital markets.
Some of our debt has variable interest rates, which could increase the cost of servicing such debt, and fixed rate debt may have increased cost to refinance at maturity.
Interest rates have risen significantly over the past few years and may remain elevated or rise in the future due to inflation or other causes. As a result, the costs of servicing our variable interest rate debt could further increase even if the amount borrowed under such facilities remains the same. Increased servicing costs could in turn negatively impact our profitability and cash flow. In addition, fixed rate debt currently outstanding that matures in the future may be refinanced with higher interest rates leading to additional servicing costs.
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
Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the U.S., our gross profit and our results of operations.

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
•hostilities between countries in which we operate which could limit our ability to manufacture in, sell into, export out of, or access assets located in such jurisdictions;
•the imposition of sanctions on countries in which we operate, from which we receive critical supplies or into which we sell our products;
•strained geopolitical relations between countries in which we have significant operations including the U.S. and China;
•political protests or unrest which could negatively impact our operations;
•difficulties establishing and maintaining relationships with local OEMs, distributors and dealers;
•import and export licensing requirements;
•compliance with a variety of foreign laws and regulations, including unexpected changes in taxation, environmental, sustainability or other regulatory requirements, which could increase our operating and other expenses and limit our operations;
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
Our business substantially depends on the continued service of key members of our management and other key employees. The loss of the services of a significant number of members of our management or other key employees could have a material adverse effect on our business. Our future success also will depend on our ability to attract, retain and develop highly skilled personnel at all levels of the organization, such as engineering, finance, marketing and senior management professionals, as well as skilled labor. Competition for these types of employees is intense, particularly in developed countries such as the U.S., and has increased recently, and we could experience difficulty from time to time in hiring, developing and retaining the personnel necessary to support our business. If we do not succeed in retaining and developing our current employees, attracting new high-quality employees, and developing and successfully executing succession plans, our business could be materially adversely affected.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities, whether caused by fire, flooding, epidemics, pandemics, public health concerns, military hostilities, government-imposed shutdowns, severe weather, including that caused by climate change, other natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our employees are represented by labor unions or works councils under collective bargaining agreements with varying durations and terms. We have experienced work stoppages at certain of our facilities historically at times, and while these stoppages have been short-term in nature, no assurances can be made that we will not experience additional work stoppages due to government directives, employee health concerns, and other types of conflicts with labor unions, works councils, and other similar groups in the future.
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
We are subject to the risk of substantial environmental liability and limitations on our operations due to current environmental laws and regulations and future environmental laws and regulations could impose additional risks and limitations. We are or may become subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, the use of per- and polyfluoroalkyl substances, such as polytetrafluoroethylene, or other chemicals of concern, waste management (e.g. storage, disposal) and the investigation and remediation of contamination. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs or which may require that we change certain production methods or materials used in our manufacturing processes or products.
Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to manage remediation activities and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability arising from environmental, health and safety laws, property damage or personal injury. Actual or alleged violations of environmental, health and safety laws or environmental permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal fines, as well as, under some environmental, health, and safety laws, the assessment of strict liability and/or joint and several liability. New laws and regulations, including those that may relate to emissions of greenhouse gases or the use, discharge or disposal of chemicals of concern utilized in our manufacturing processes, stricter enforcement of existing laws and regulations, new and more stringent customer requirements, the discovery of previously unknown contamination or the imposition of new clean-up requirements or standards could require us to incur costs, change production methods or materials or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. In the past, there has been a substantial increase in the global enforcement of anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these laws, but we cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees, agents or third-party intermediaries. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

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

The global regulatory landscape is rapidly evolving and new and potentially conflicting requirements, including with respect to climate change, environmental sustainability and other matters, could lead to added operational complexity and compliance risks while adversely impacting our costs and financial results. In addition, severe weather associated with a changing climate could negatively impact our operations and those of our customers and suppliers.
The pace at which regulators in many jurisdictions are implementing regulatory change is currently heightened across a wide variety of topics including climate change, environmental sustainability, employment and labor, ethics, data privacy, governance, and others. Rapid changes in the regulatory environment may lead to additional costs of compliance and risks associated with non-compliance. Furthermore, regulations governing our global operations may at times conflict across jurisdictions leading to additional complexity and operating costs.
In addition, environmental activism, government regulations and reporting standards, and other initiatives aimed at limiting climate change and reducing global greenhouse gas emissions could interfere with our business strategy and operations as well as require material investment in energy efficiency projects, renewable energy sourcing, emission controls, data collection and verification resources. Severe weather associated with a changing climate could also negatively impact the operation of our facilities, as well as those of our customers and suppliers and impact our ability to insure our assets on commercially desirable terms and conditions.
Actions required to comply with regulations or stakeholder expectations associated with corporate social responsibility (“CSR”) topics, including those related to climate change, could adversely affect our business and performance.
Investors, customers, suppliers, employees, regulators and other stakeholders are increasingly focused on CSR practices and disclosures, and expectations in this area are rapidly evolving and growing. We have announced goals covering certain CSR topics, such as those related to reductions in greenhouse gas emissions and maintaining employee health and safety. Over time, stakeholder expectations for, and regulatory requirements (such as the Corporate Sustainability Reporting Directive) related to, our CSR program and initiatives may change, and our investors, customers, suppliers, employees or regulators may advocate that we implement additional, or stricter, goals and initiatives related to CSR topics. Greater expectations or legal requirements may cause us to undertake costly initiatives to satisfy such new criteria. If we do not meet, or are perceived to have not met, announced CSR goals or do not accurately disclose our progress on such goals, our reputation, competitive position, financial condition and operating results could be adversely impacted.

Risks Related to Data Privacy and Information Security
The Company may be subject to risks relating to its information technology systems, including the risk of cybersecurity incidents.
The Company relies on information technology systems and those of third parties who provide products or services to us to manage and operate its business and to process, transmit and store data, including its intellectual property, personal data and other proprietary business information and that of its customers and suppliers. Despite security measures taken by the Company, the Company’s information technology systems (both on-premises and third-party managed) may be vulnerable to attacks by hackers or subject to unauthorized access due to employee error, technology vulnerabilities or misconfigurations, supplier error, malfeasance or other causes. While we have utilized and continue to utilize various controls and systems to mitigate such risks, we cannot assure that the actions we have implemented and are implementing, or that we have required or will require third-party service providers to implement, will be sufficient to protect our systems or data. We have been and may in the future be subject to attempts to gain unauthorized access to our information technology systems. To date, the impacts of prior incidents have not had a material adverse effect on us. A cybersecurity incident could expose the Company and its employees, customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could result in litigation, business disputes and government investigations, and related monetary damages, injunctive requirements and fines, and could adversely affect the Company's reputation, competitive position, business or results of operations.
Data privacy and security concerns, as well as evolving regulation and enforcement, could adversely affect our results of operations and profitability.
We collect, store, access and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy, data protection and security laws, regulations and/or government or customer-imposed controls. We operate in a global environment in which the data privacy regulatory and legal framework and corresponding enforcement and litigation landscape are evolving quickly. Moreover, the data privacy laws of the specific jurisdictions in which we operate may vary and potentially conflict. As such, we incur and expect to continue to incur significant ongoing costs as part of our efforts to comply with applicable law. Any failure, or perceived failure, to comply with our data protection or privacy-related legal obligations may result in reputational damage, loss of business, regulatory investigations and fines, and civil lawsuits, and related monetary damages and injunctive requirements, any of which may adversely affect our results of operations and profitability.
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
Increases in compensation, wage pressure, and other expenses for our employees have adversely affected our profitability and could continue to do so. These cost increases may continue to be impacted by inflationary pressures that could further reduce our sales or profitability. Inflation has led to and could continue to lead to further increases in other operating costs, such as shipping costs, costs of raw materials, and energy and fuel prices. If we are unable to continue to increase the price of our products to offset further cost increases, or experience a lag in doing so, due to pricing pressure, contract terms or other factors, our financial condition, results of operations and cash flows may be adversely affected.
Warranty, recall, quality or product liability claims could materially adversely affect our earnings.
Warranty, recall, quality or product liability claims could materially adversely affect our earnings and brand reputation. In our business, we are exposed to warranty and product liability claims, including in certain industry segments with potential high value claims, such as rail, aerospace and wind energy, and through our automotive customer contracts which often contain negotiated warranty provisions. In addition, we may be required to participate in the recall of a product. If we fail to meet customer specifications for their products, we may be subject to product quality costs and claims, as well as adverse brand reputational impacts. A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have a material adverse effect on our earnings and brand reputation.
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
Our most recent evaluation resulted in our conclusion that, as of December 31, 2023, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Governance
Information security is an integral part of the Company’s overall enterprise risk management program. The Company's information security program provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of third-party service providers. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity testing, detection, response, prevention and mitigation strategies and informing management and the Company's Board of Directors of material cybersecurity threats and incidents. The Company's information security team also engages third-party security consultants for penetration testing, training and system enhancements.
The Board of Directors has overall oversight responsibility for the Company's risk management function, and primarily relies on the Audit Committee to administer this oversight. With respect to cybersecurity, the Board and Audit Committee are responsible for confirming that the Company's management maintains appropriate cybersecurity policies and has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed, to manage cybersecurity risks and to mitigate any cybersecurity incidents. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes for monitoring and mitigating potential cybersecurity risks, exposures, implementing appropriate mitigation measures and maintaining our cybersecurity program. The Company's cybersecurity program is under the direction of our Vice President, Technology who receives reports from its cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents. The Company's dedicated personnel are certified and experienced information systems security professionals and information security managers with many years of experience. Management reports to either the Board of Directors or the Audit Committee at least annually on, among other topics, updates to the Company’s cybersecurity program and mitigation strategies, developments in cybersecurity practices generally, and third-party assessments of the Company’s cybersecurity program. Management also provides general program updates and industry trends to the Board and Audit Committee on a more ad hoc basis.
In 2023, the Company did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, despite our efforts, the Company cannot eliminate all risks from cybersecurity threats, or provide assurances that it has not experienced an undetected cybersecurity incident. For more information about these risks, please refer to Item 1A. Risk Factors – Risks Related to Data Privacy and Information Security in this Annual Report on Form 10-K.
Item 2. Properties
The Company’s corporate headquarters is located in North Canton, Ohio, and, as of December 31, 2023, the Company maintained 94 plants that perform manufacturing, assembly or repair services. The Company also maintains various sales and administrative offices and distribution centers throughout the world. None of these plants, administrative offices or distribution centers are individually material to the Company’s operations. The facilities are situated in the United States, as well as 44 other countries, including China, India, and Romania. The Company owns the vast majority of its plants, while most of its sales and administrative offices and distribution centers are leased.
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
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken during the past five-year period. The executive officers of the Company as of February 26, 2024 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Christopher A. Coughlin	63	2022 Executive Vice President and President of Industrial Motion
		2014 Executive Vice President and Group President
Philip D. Fracassa	56	2014 Executive Vice President and Chief Financial Officer
Richard G. Kyle	58	2014 President and Chief Executive Officer
Hansal N. Patel	43	2019 Vice President, General Counsel and Secretary
		2019 Vice President - Legal and Corporate Secretary
		2018 Director - Legal and Corporate Secretary
Natasha Pollock	49	2021 Vice President, Human Resources
		2020 Director - Human Resources
		2015 General Manager - Human Resources
Andreas Roellgen	56	2022 Executive Vice President and President of Engineered Bearings
		2016 Vice President - Europe, Asia and Africa

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR". The estimated number of record holders of the Company’s common shares at December 31, 2023 was 2,882. The estimated number of beneficial shareholders at December 31, 2023 exceeds 100,000.
During the quarter ended December 31, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2023 - 10/31/2023	310,627	$71.68	310,000	2,778,990
11/1/2023 - 11/30/2023	130,454	71.30	130,000	2,648,990
12/1/2023 - 12/31/2023	15,391	75.34	10,000	2,638,990
Total	456,472	$71.70	450,000	—
(1)Of the shares purchased in October, November and December, 627, 454 and 5,391 respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.
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
(3)On February 12, 2021, the Company's Board of Directors approved a share repurchase plan, effective March 1, 2021, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2026. Under this plan, the Company may purchase shares from time to time in open market purchases or privately negotiated transaction, and it may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Comparison of Five-Year Cumulative Total Return*
Among The Timken Company, S&P 500 and S&P 400 Industrials

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Timken
S&P 500
S&P 400 Industrials

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2019	2020	2021	2022	2023
Timken	$155	$217	$198	$205	$237
S&P 500	131	156	200	164	207
S&P 400 Industrials	134	156	200	177	232
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2019, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2023, and reinvestment of dividends.

Item 6. Unreserved

Selected Financial Data
Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share, shareholder and per employee data)	2023	2022	2021	2020	2019
Statements of Income
Net sales	$4,769.0	$4,496.7	$4,132.9	$3,513.2	$3,789.9
Operating income	657.1	606.9	513.1	454.9	516.4
Net income	408.0	417.0	381.5	292.4	374.7
Net income attributable to The Timken Company	$394.1	$407.4	$369.1	$284.5	$362.1
Basic earnings per share (1)	5.52	5.54	4.86	3.78	4.78
Diluted earnings per share (2)	5.47	5.48	4.79	3.72	4.71
Weighted average number of shares outstanding - basic	71,377,656	73,602,247	75,885,316	75,354,280	75,758,123
Weighted average number of shares outstanding - diluted	72,081,884	74,323,839	77,006,589	76,401,366	76,896,565
Other Comparative Data
Total assets	$6,541.7	$5,772.4	$5,170.7	$5,041.6	$4,859.9
Total liabilities	3,839.3	3,419.5	2,793.0	2,816.4	2,905.1
Total equity	2,702.4	2,352.9	2,377.7	2,225.2	1,954.8
Net income attributable to The Timken Company / net sales	8.3%	9.1%	8.9%	8.1%	9.6%
Net cash provided from operating activities	545.2	463.8	387.3	577.6	550.1
Capital expenditures	187.8	178.4	148.3	121.6	140.6
Capital expenditures / net sales	3.9%	4.0%	3.6%	3.5%	3.7%
Depreciation and amortization	201.3	164.0	167.8	167.1	160.6
Dividends per share	$1.30	$1.23	$1.19	$1.13	$1.12
Number of employees at year-end	19,602	19,404	18,029	17,430	18,829
Non-GAAP Financial Information (3)
Adjusted earnings per share	$7.05	$6.46	$5.18	$4.56	$5.05
Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)	$939.7	$855.9	$718.0	$658.9	$726.3
Adjusted EBITDA Margin (% of net sales)	19.7%	19.0%	17.4%	18.8%	19.2%
Free cash flow	357.4	285.4	239.0	456.0	409.5
Adjusted return on invested capital (ROIC)	13.8%	14.5%	12.9%	11.6%	13.5%
(1)Based on weighted average number of shares outstanding during the year.
(2)Based on weighted average number of shares outstanding during the year, assuming dilution of stock options and awards.
(3)Refer to page 43 for reconciliations to the most directly comparable generally accepted accounting principal ("GAAP") financial measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)
OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy® and Lagersmit®. Timken posted $4.8 billion in sales in 2023 and employs more than 19,000 people globally, operating in 45 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
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
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial drivetrain services, which return equipment to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, Spinea®, Rollon®, Nadella®, Groeneveld®, BEKA®, Des-Case®, Diamond®, Drives®, Timken® Belts, Lovejoy®, PT Tech® and Lagersmit®. Industrial Motion products are used across a broad range of industries, including solar energy, automation, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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
Operational Excellence. Timken operates with a relentless drive for exceptional results and a passion for superior execution. The Company embraces a continuous improvement culture that is charged with increasing efficiency, lowering costs, eliminating waste, driving organizational advancement and agility, and building greater brand equity to fuel growth. This requires the Company’s ongoing commitment to attract, retain and develop the best talent across the world.

Capital Deployment to Drive Shareholder Value. The Company is focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and initiatives to drive profitable organic growth; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across diverse markets, with a focus on engineered bearings, industrial motion products and related services; (3) returning capital to shareholders through dividends and share repurchases; and (4) maintaining a strong balance sheet and sufficient liquidity. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.
The following items highlight some of the Company's accomplishments in 2023:
•In September, Timken issued its annual CSR report, including an update on progress towards its 2030 environmental emissions target, as well as its ongoing efforts to improve the lives of individuals and communities and build a more efficient and resilient world.
•Throughout the year, the Company continued to advance its manufacturing footprint initiatives to support growth, and improve competitiveness and customer service. Timken began construction of a new facility on its manufacturing campus in Guanajuato, Mexico. The increased capacity will allow for the introduction of industrial motion operations, specifically belt manufacturing, to complement existing engineered bearing capabilities at the site. The Company also began construction of a new manufacturing facility to produce spherical and cylindrical roller bearings on its Bharuch, India, campus. Both facilities are expected to begin operations in 2025.
•Timken enhanced its industry-leading engineered bearings portfolio through the acquisitions of American Roller Bearing Company ("ARB") in January and Engineered Solutions Group ("iMECH") in November.
◦ARB is a U.S.-based manufacturer of industrial bearings that boasts a large U.S. installed base and strong aftermarket business. ARB reported revenues of approximately $40 million for the full year of 2023.
◦iMECH is a North America-based manufacturer of thrust bearings, radial bearings, specialty coatings and other components primarily used in the energy industry. iMECH's full year 2023 revenues were approximately $25 million.
•The Company continued to scale and expand its industrial motion portfolio through the acquisitions of Leonardo Top S.a.r.l. ("Nadella") in April, Rosa Sistemi S.p.A. ("Rosa") and D-C Filtration Holdings Corp. ("Des-Case") in September, and Lagersmit Holding B.V. ("Lagersmit") in December.
◦Nadella is a Europe-based manufacturer of linear guides, telescopic rails, actuators and systems and other specialized industrial motion solutions. Nadella reported full year 2023 revenues of approximately $105 million.
◦Rosa is a Europe-based designer and manufacturer of roller guideways, linear bearings, customized linear systems and actuators, commercialized ball guideways and precision ball screws. Rosa had full year 2023 revenues of approximately $15 million.
◦Des-Case is a U.S.-based manufacturer of specialty filtration products for industrial lubricants. Des-Case had full year 2023 revenues of approximately $40 million.
◦Lagersmit is a Europe-based manufacturer of highly engineered sealing solutions for marine, dredging, water, tidal energy and other industrial applications. Lagersmit had full year 2023 revenues of approximately $40 million.
•Timken increased its quarterly dividend by 6% in the second quarter and paid its 406th consecutive quarterly dividend in the fourth quarter. The Company achieved ten straight years of higher annual dividends in 2023. Timken also repurchased 3.2 million common shares, or over 4% of its outstanding common shares, during the year.
•The Company deployed over $1.1 billion of capital in 2023 across capital expenditures, acquisitions, dividends and share repurchases to advance its strategy and create shareholder value.
•Throughout 2023, Timken received third-party recognition for the role it plays as a global industrial leader, responsible corporate citizen, innovator and employer of choice. The Company was named one of America’s Best Large Employers by Forbes, one of the World's Most Ethical Companies® for the 12th time by Ethisphere, and one of America's Most Innovative Companies by Fortune magazine and market and consumer data provider Statista.

RESULTS OF OPERATIONS
2023 vs. 2022
Overview:

	2023	2022	$ Change	% Change
Net sales	$4,769.0	$4,496.7	$272.3	6.1%
Net income	408.0	417.0	(9.0)	(2.2%)
Net income attributable to noncontrolling interest	13.9	9.6	4.3	44.8%
Net income attributable to The Timken Company	$394.1	$407.4	$(13.3)	(3.3%)
Diluted earnings per share	$5.47	$5.48	$(0.01)	(0.2%)
Average number of diluted shares	72,081,884	74,323,839	—	(3.0%)
The increase in net sales was primarily driven by the benefit of acquisitions net of divestitures and higher organic sales (favorable pricing, lower volume), partially offset by the unfavorable impact of foreign currency exchange rate changes. The decrease in net income was primarily due to the impact of lower volume, higher operating costs, the unfavorable impact of foreign currency exchange rate changes, higher pension remeasurement charges, and an increase in net interest expense, partially offset by favorable price/mix.
Outlook:
The Company expects 2024 full-year revenue to be down in the range of 2.5% to 4.5% in total compared to 2023, as the benefit of acquisitions net of divestitures completed during 2023 is expected to be more than offset by lower anticipated organic revenue based on the current demand environment. The Company's earnings are expected to be down in 2024 compared with 2023, primarily due to the impact of lower sales volume, offset partially by lower anticipated pension remeasurement and impairment charges and the favorable impact of acquisitions, including reduced acquisition related charges.
The Company expects to generate a higher amount of cash from operating activities in 2024 compared to 2023, driven by improved working capital performance and lower cash taxes. The Company expects capital expenditures for 2024 to be similar in amount to 2023 and in the range of 4% of sales.

THE STATEMENTS OF INCOME
Operating Income:

Twelve Months Ended December 31,
2023	2022	$ Change	Change
Net sales	$4,769.0	$4,496.7	$272.3	6.1%
Cost of products sold	3,259.9	3,164.7	95.2	3.0%
Selling, general and administrative expenses	740.8	637.1	103.7	16.3%
Amortization of intangible assets	65.7	43.9	21.8	49.7%
Impairment and restructuring charges	45.5	44.1	1.4	3.2%
Operating income	$657.1	$606.9	50.2	8.3%
Operating income % to net sales	13.8%	13.5%	30	bps
Net sales increased in 2023 compared to 2022 primarily due to the favorable impact of acquisitions (net of divestitures) of $246 million and higher organic sales of $50 million (favorable pricing, lower volume), partially offset by the unfavorable impact of foreign currency exchange rate changes of $23 million.
Operating income increased in 2023 compared to 2022 due to favorable impact of higher sales net of cost of products sold, partially offset by higher selling, general and administrative ("SG&A") expenses, increased amortization expense and higher impairment and restructuring charges.
•Cost of products sold increased in 2023 compared to 2022 due to the incremental cost of goods sold from recent acquisitions (net of divestitures) of $180 million and the impact of foreign currency exchange rate changes of $3 million, partially offset by lower material and logistics costs of $85 million and lower manufacturing costs, including lower volume and the impact of favorable mix, of $3 million.
•SG&A expenses increased in 2023 compared to 2022 due to the incremental SG&A expense associated with recent acquisitions (net of divestitures), higher compensation costs and increased spending to support ongoing business projects and initiatives, including acquisitions.
•Amortization of intangible assets increased in 2023 compared to 2022 due to the addition of intangible assets from the six acquisitions that were completed during 2023, as well as the GGB Bearing Technology ("GGB") acquisition, which was completed in the fourth quarter of 2022. Refer to Note 2 - Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
•Impairment and restructuring charges were relatively unchanged in 2023 compared to 2022. The current period included the impairment of goodwill and restructuring costs related to ongoing plant rationalization initiatives. During the first quarter of 2023, the Company reviewed the goodwill at its reporting units due to the change in reporting segments that went into effect on January 1, 2023. As a result of this analysis, a pretax impairment loss of $28.3 million was recorded in the first quarter of 2023. The prior period included impairment charges of $29.3 million related to the sale of the Timken Aerospace Drives Systems, LLC ("ADS") business, which was completed in the fourth quarter of 2022, as well as restructuring costs related to ongoing plant rationalization initiatives.
Interest Expense and Income:

	2023	2022	$ Change	% Change
Interest expense	$(110.7)	$(74.6)	$(36.1)	48.4%
Interest income	9.3	3.8	5.5	144.7%
Interest expense increased in 2023 compared to 2022, primarily due to increased debt levels and higher average interest rates.

Other Income (Expense):

	2023	2022	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(24.0)	$9.3	$(33.3)	(358.1%)
Other (expense) income, net	(1.2)	5.5	(6.7)	(121.8%)
The change in non-service pension and other postretirement expense and income was primarily due to higher net actuarial losses ("mark-to-market" charges) recorded in 2023 compared to 2022, as well as lower expected returns on pension assets and higher interest expense. In 2023, $20.6 million of mark-to-market charges were recognized, compared to $2.9 million of mark-to-market charges in 2022. Refer to Note 17 - Retirement Benefit Plans and Note 18 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for more information.
The change in other (expense) income was due to net foreign currency transaction losses recognized in 2023, compared to net foreign currency transaction gains in 2022. In addition, the current period includes a gain on the divestiture of S.E. Setco Service Company, LLC ("SE Setco"), a 50%-owned joint venture.
Income Tax Expense:

	2023	2022	$ Change	Change
Income tax expense	$122.5	$133.9	$(11.4)	(8.5%)
Effective tax rate	23.1%	24.3%	—	(120)	bps
The effective tax rate for 2023 was 23.1%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21% and withholding taxes accrued on planned dividend distributions expected in 2024. This was partially offset by the favorable impact of U.S. foreign tax credit utilization from acquisition integration structuring.
The effective tax rate for 2022 was 24.3%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21%. This was partially offset by the release of accruals for uncertain tax positions and favorable U.S. permanent book-tax differences.
The change in the effective rate for 2023 compared with 2022 was a decrease of 1.2%. The decrease was primarily due to the favorable impact of U.S. foreign tax credit utilization from acquisition integration structuring which was partially offset by withholding taxes accrued on planned dividend distributions expected in 2024 and prior year discrete release of accruals for uncertain tax positions.
Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

For a discussion of changes in consolidated results from 2022 to 2021, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Effective January 1, 2023, the Company began operating under new reportable segments. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. Segment results for 2022 and 2021 have been revised to conform to the 2023 presentation of segments.
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
The following items highlight the Company's acquisitions and divestitures completed in 2023 and 2022:
•The Company acquired Lagersmit during the fourth quarter of 2023. Results for Lagersmit are reported in the Industrial Motion segment.
•The Company acquired iMECH during the fourth quarter of 2023. Results for iMECH are reported in the Engineered Bearings segment.
•The Company completed the sale of Jiangsu TWB Bearings Co., Ltd. ("TWB") during the fourth quarter of 2023. Results for TWB were reported in the Engineered Bearings segment.
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
•The Company acquired Spinea, s.r.o. ("Spinea") during the second quarter of 2022. Results for Spinea are reported in the Industrial Motion segment.

Engineered Bearings Segment:

2023	2022	$ Change	Change
Net sales	$3,257.7	$3,092.6	$165.1	5.3%
EBITDA	$661.7	$615.8	$45.9	7.5%
EBITDA margin	20.3%	19.9%	—	40	bps

2023	2022	$ Change	% Change
Net sales	$3,257.7	$3,092.6	$165.1	5.3%
Less: Acquisitions	196.4	—	196.4	NM
Divestitures	(10.6)	—	(10.6)	NM
Currency	(24.1)	—	(24.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$3,096.0	$3,092.6	$3.4	0.1%
The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $3.4 million or 0.1% in 2023 compared with 2022, as higher pricing across the segment was almost fully offset by lower sales volumes. Within the sectors, sales volumes were higher in rail and heavy industries compared to 2022, relatively flat in renewable energy, and lower in distribution, off highway, on-highway auto/truck, and general industrial. EBITDA increased in 2023 by $45.9 million or 7.5% compared with 2022, primarily due to favorable price/mix, lower material and logistics costs and the benefit of acquisitions net of divestitures, partially offset by higher manufacturing and SG&A costs, lower volume, and the unfavorable impact of foreign currency exchange rate changes.
Industrial Motion Segment:

	2023	2022	$ Change		Change
Net sales	$1,511.3	$1,404.1	$107.2		7.6%
EBITDA	$262.0	$222.8	$39.2		17.6%
EBITDA margin	17.3%	15.9%	—	140	bps

	2023	2022	$ Change		% Change
Net sales	$1,511.3	$1,404.1	$107.2		7.6%
Less: Acquisitions	99.5	—	99.5		NM
Divestitures	(39.7)	—	(39.7)		NM
Currency	1.1	—	1.1		NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,450.4	$1,404.1	$46.3		3.3%
The Industrial Motion segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $46.3 million or 3.3% in 2023 compared with 2022. The increase reflects higher pricing across the segments, as well as higher sales volume. Within the segment's platforms, sales volumes were higher in drive systems and services and automatic lubrication systems, and lower in belts and chain, linear motion, and couplings, clutches and brakes. EBITDA increased $39.2 million or 17.6% in 2023 compared with 2022 primarily due to favorable price/mix, lower material and logistics costs, partially offset by higher SG&A expenses.
Unallocated Corporate:

	2023	2022	$ Change	Change
Unallocated corporate expense	$(69.9)	$(50.0)	$(19.9)	39.8%
Unallocated corporate expense % to net sales	(1.5%)	(1.1%)	—	(40)	bps
Unallocated corporate expense increased in 2023 compared with 2022 primarily due to the unfavorable impact of foreign currency transaction gains and losses and the increased spending for professional and other services.

RESULTS OF OPERATIONS:
2022 vs. 2021
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
The following items highlight the Company's acquisitions and divestitures completed in 2022 and 2021:
•The Company acquired GGB during the fourth quarter of 2022. Results for GGB are reported in the Engineered Bearings segment.
•The Company completed the sale of ADS during the fourth quarter of 2022. The results for ADS were reported in the Industrial Motion segment.
•The Company completed the sale of Timken Russia during the third quarter of 2022. Results for Timken Russia were reported in the Engineered Bearings segment.
•The Company acquired Spinea during the second quarter of 2022. The results for Spinea are reported in the Industrial Motion segment.
•The Company acquired Intelligent Machine Solutions (“iMS”) during the third quarter of 2021. The results for iMS are reported in the Industrial Motion segment.
Engineered Bearings Segment:

	2022	2021	$ Change		Change
Net sales	$3,092.6	$2,815.1	$277.5		9.9%
EBITDA	$615.8	$513.4	$102.4		19.9%
EBITDA margin	19.9%	18.2%	—	170	bps

	2022	2021	$ Change		% Change
Net sales	$3,092.6	$2,815.1	$277.5		9.9%
Less: Acquisitions	25.3	—	25.3		NM
Divestitures	(7.5)	—	(7.5)		NM
Currency	(93.3)	—	(93.3)		NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$3,168.1	$2,815.1	$353.0		12.5%
The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $353.0 million or 12.5% in 2022 compared with 2021, reflecting higher demand and higher pricing across most of the segment, partially offset by lower sales volume in the aerospace sector. EBITDA increased in 2022 by $102.4 million or 19.9% compared with 2021, primarily due to favorable price/mix and the impact of higher sales volume, partially offset by higher operating costs and higher impairment and restructuring charges.

Industrial Motion Segment:

2022	2021	$ Change	Change
Net sales	$1,404.1	$1,317.8	$86.3	6.5%
EBITDA	$222.8	$233.0	$(10.2)	(4.4%)
EBITDA margin	15.9%	17.7%	—	(180)	bps

2022	2021	$ Change	% Change
Net sales	$1,404.1	$1,317.8	$86.3	6.5%
Less: Acquisitions	18.6	—	18.6	NM
Divestitures	(8.2)	—	(8.2)	NM
Currency	(49.1)	—	(49.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,442.8	$1,317.8	$125.0	9.5%
The Industrial Motion segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, increased $125.0 million or 9.5% in 2022 compared with 2021, reflecting higher pricing and higher sales volume in the drive systems and services, coupling, clutches and brakes, linear motion, and lubrication platforms. EBITDA decreased in 2022 by $10.2 million or 4.4% compared with 2021, primarily due to higher operating costs, higher impairment charges and the unfavorable impact of foreign currency exchange rate changes, partially offset by favorable price/mix and higher volume.
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

CASH FLOWS

	2023	2022	$ Change
Net cash provided by operating activities	$545.2	$463.8	$81.4
Net cash used in investing activities	(806.5)	(573.3)	(233.2)
Net cash provided by financing activities	347.1	206.8	140.3
Effect of exchange rate changes on cash	(7.2)	(14.5)	7.3
Increase in cash, cash equivalents and restricted cash	$78.6	$82.8	$(4.2)
Operating Activities:
The increase in net cash provided by operating activities in 2023 compared with 2022 was primarily due to the favorable impact of working capital items of $161.6 million, as well as the benefit of other items, partially offset by the unfavorable impact of income taxes on cash of $132.7 million due to higher tax payments and a decrease in net income of $9.0 million. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.
The following chart displays the impact of working capital items on cash during 2023 and 2022, respectively:

	2023	2022	$ Change
Cash (used in) provided by:
Accounts receivable	$71.6	$(73.5)	$145.1
Unbilled receivables	(40.4)	(26.0)	(14.4)
Inventories	72.0	(145.6)	217.6
Trade accounts payable	(57.4)	(10.2)	(47.2)
Other accrued expenses	(47.6)	91.9	(139.5)
Cash used in working capital items	$(1.8)	$(163.4)	$161.6
The following table displays the impact of income taxes on cash during 2023 and 2022, respectively:

	2023	2022	$ Change
Accrued income tax expense	$122.5	$133.9	$(11.4)
Income tax payments	(240.3)	(120.6)	(119.7)
Other miscellaneous	(2.2)	(0.6)	(1.6)
Change in income taxes	$(120.0)	$12.7	$(132.7)
Investing Activities:
The increase in net cash used in investing activities in 2023 compared with 2022 was primarily due to an increase in cash used for acquisitions of $185.1 million, a decrease in the proceeds from divestitures of $20.4 million, an increase in cash used for net investments in short-term marketable securities of $8.9 million, and an increase in capital expenditures of $9.4 million.
Financing Activities:
The change in net cash provided by financing activities in 2023 compared with 2022 was primarily due to cash proceeds of $284.8 million from the sale of shares of TIL, a subsidiary of the Company, in the second quarter of 2023, partially offset by a decrease in net borrowings of $105.0 million and an increase in the purchase of treasury shares of $39.3 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2023	2022
Short-term debt, including current portion of long-term debt	$605.6	$49.0
Long-term debt	1,790.3	1,914.2
Total debt	$2,395.9	$1,963.2
Less: Cash and cash equivalents	418.9	331.6
Net debt	$1,977.0	$1,631.6
Ratio of Net Debt to Capital:

	December 31,
	2023	2022
Net debt	$1,977.0	$1,631.6
Total equity	2,702.4	2,352.9
Net debt plus total equity (capital)	$4,679.4	$3,984.5
Ratio of net debt to capital	42.2%	40.9%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At December 31, 2023, the Company had strong liquidity with $418.9 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $513.4 million available under committed credit lines. Of the $418.9 million of cash and cash equivalents, $406.3 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022 the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750.0 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The Credit Amendment amended and restated the Company's previous revolving credit agreement that was set to mature on June 25, 2024, and replaced the $350 million term loan that was set to mature on September 11, 2023 ("2023 Term Loan"). The Credit Agreement also replaced interest rates based on London Inter-Bank Offered Rate ("LIBOR") with interest rates based on the Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, the Senior Credit Facility had outstanding borrowings of $247.4 million and $1.3 million of letters of credit, which reduced the availability to $501.3 million. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2023, the Company's consolidated net leverage ratio was 2.09 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of December 31, 2023, the Company's consolidated interest coverage ratio was 9.11 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 6.48% and the average rate on outstanding Euro borrowings was 4.85% as of December 31, 2023. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of December 31, 2023, the Company carried investment-grade credit ratings with Moody's (Baa2) and S&P Global (BBB-).

The Company renewed the Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility") on December 6, 2023. The $100.0 million Accounts Receivable Facility matures on November 30, 2026. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. These limitations reduced the availability of the Accounts Receivable Facility to $79.1 million at December 31, 2023. As of December 31, 2023, there were $67.0 million outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to $12.1 million.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently allows for borrowings of up to $232.2 million. At December 31, 2023, the Company had borrowings outstanding of $25.4 million and bank guarantees of $2.1 million, which reduced the aggregate availability under these facilities to $204.7 million.
On March 28, 2022, the Company issued the fixed-rate unsecured senior notes (the "2032 Notes") in the aggregate principal amount of $350 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used for general corporate purposes, which included repayment of borrowings under the Senior Credit Facility and the Accounts Receivable Facility outstanding at the time of issuance.
The Company has outstanding fixed-rate unsecured notes ("2024 Notes") in the aggregate principal amount of $350.0 million with an interest rate of 3.875%, maturing on September 1, 2024. The Company currently intends to refinance the 2024 Notes prior to their maturity.
At December 31, 2023, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate a higher amount of cash from operating activities in 2024 compared to 2023, driven by improved working capital performance and lower cash taxes. The Company expects capital expenditures for 2024 to be similar in amount to 2023 and in the range of 4% of sales.

FUTURE CONTRACTUAL AND OTHER PAYMENTS
The Company’s material cash requirements for contractual debt obligations and other contractual commitments outstanding as of December 31, 2023 were as follows:
Payments due by period:

Future Contractual and Other Payments	Total	Less than 1 Year	1-5 Years	More than 5 Years
Interest payments	$508.6	$104.9	$332.1	$71.6
Long-term debt, including current portion of long-term debt	2,159.2	359.4	1,441.0	358.8
Short-term debt	246.2	246.2	—	—
Purchase commitments	77.4	59.7	17.7	—
Operating leases	117.0	29.8	68.4	18.8
Retirement benefit plans	227.7	20.7	99.2	107.8
Total	$3,336.1	$820.7	$1,958.4	$557.0
The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 12 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.
In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans. Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. During 2023, the Company made cash contributions and payments of $27.1 million to its global defined benefit pension plans and $2.7 million to its other postretirement benefit plans. Refer to Note 17 - Retirement Benefit Plans and Note 18 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Refer to Note 5 - Income Taxes and Note 14 - Contingencies in the Notes to the Consolidated Financial Statements for additional information regarding the Company's exposure for certain tax and legal matters.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2023, outstanding letters of credit totaled $59.6 million, primarily having expiration dates within 12 months.
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
Inventory:
Inventories are valued at the lower of cost or market, with approximately 62% valued by the first-in, first-out ("FIFO") method and the remaining 38% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, while substantially all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized an increase in its LIFO reserve of $3.3 million during 2023 compared to an increase in its LIFO reserve of $36.0 million during 2022.
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
As of December 31, 2023, the Company had $1,369.6 million of goodwill on its Consolidated Balance Sheet, of which $692.3 million was attributable to the Engineered Bearings segment and $677.3 million was attributable to the Industrial Motion segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for movements in the carrying amount of goodwill by segment.
The Company reviews goodwill for impairment at the reporting unit level. The Engineered Bearings segment has one reporting unit and the Industrial Motion segment has six reporting units.
Accounting guidance permits an entity to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing, including goodwill, is required. The Company chose to utilize this qualitative assessment in the annual goodwill impairment testing for all reporting units in the fourth quarter of 2023. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units exceeded their respective carrying values.
As of December 31, 2023, the Company had $146.4 million of indefinite-lived intangible assets on its Consolidated Balance Sheet. The Company’s indefinite-lived intangible assets primarily consist of acquired trade names. The Company chose to perform a quantitative impairment analysis in the annual impairment testing of indefinite-lived intangible assets. The Company prepares its quantitative indefinite-lived intangible analysis by comparing the estimated fair value of each indefinite-lived intangible asset, using a relief from royalty method, with its carrying value. The relief from royalty method requires several assumptions including future sales growth, terminal revenue growth rate, royalty rate and discount rate. During the fourth quarter of 2023, the Company used discount rates for its indefinite-lived intangible assets in the range of 10.7% to 14.5%, royalty rates in the range of 1.0% to 6.0% and terminal growth rates in the range of 1.0% to 3.5%.
Based on the October 1, 2023 quantitative assessment of indefinite-lived intangible assets, there was one indefinite-lived intangible with a carrying value of $28.5 million in which the fair value exceeded the carrying value of this indefinite-lived intangible asset by 10% or less.

Management believes the future sales growth and EBITDA margins in the long-range plan and the discount rate used in the valuations requires use of judgment. If any of the Company's reporting units or indefinite-lived intangible assets do not meet their long-range plan estimates or discount rates increase significantly, the Company could be required to perform an interim goodwill or indefinite-lived intangible asset impairment analysis and record impairment charges in future periods. The assumptions used for the indefinite-lived intangibles with fair values exceeding carrying values of 10% or less are more sensitive to future performance and will be monitored accordingly.
Income Taxes:
Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.
The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets relate primarily to tax loss carryforwards in foreign jurisdictions, as well as pension and postretirement benefit obligations in the U.S., which the Company believes are more likely than not to result in future tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. The Company recorded $2.1 million in 2023 and $0.9 million in 2022 of tax benefits related to the reversal of valuation allowances. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the valuation allowance reversals.
In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2023, the Company recorded $4.7 million of net tax expense for uncertain tax positions, which consisted primarily of $15.4 million related to increases to current and prior year uncertain tax positions and interest. This expense was partially offset by $10.7 million of the net reversal of accruals for prior year uncertain tax positions and settlements with tax authorities. During 2023, the Company recorded a $0.6 million increase of uncertain tax positions related to foreign currency translation adjustments and deferred tax liabilities. The Company also recorded $5.9 million of uncertain tax positions related to prior years for acquisitions made during 2023.
Purchase Accounting and Business Combinations:
Assets acquired and liabilities assumed as part of a business combination are recognized at their acquisition date fair values. In determining these fair values, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. For certain acquisitions, the Company used a benchmarking model to measure the trade names, customer relationship, and technology and know-how-related intangible assets. The estimation of fair value required judgment related to future net cash flows based on assumptions related to revenue and EBITDA growth rates, customer attrition rates and discount rates. Inputs were generally determined by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, and were supplemented by current and anticipated market conditions.
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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $33.8 million during 2023 for defined benefit pension plans, compared to net periodic benefit cost of $21.0 million during 2022. The Company recognized mark-to-market" charges of $21.6 million during 2023 compared to $16.0 million during 2022. Mark-to-market charges during 2023 were primarily due to the impact of a net reduction in the discount rate used to measures the Company's defined benefit pension obligations of $17.6 million and the impact of experience losses of $10.3 million, partially offset by changes in mortality of $6.0 million primarily related to the Company's United Kingdom ("U.K.") plan obligations and other actuarial gains of $0.3 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 24 basis point reduction in the weighted-average discount rate used to measure its U.S. plan obligations, which decreased from 5.64% in 2022 to 5.40% in 2023, and a 33 basis point decrease in the discount rate used to measure its U.K. plan obligations, which decreased from 4.81% in 2022 to 4.48% in 2023. Returns on plan assets had no impact on actuarial losses for 2023. Excluding mark-to-market charges, net period benefit cost was higher in 2023 due to higher interest costs and lower expected return on plan assets.
In 2024, the Company expects net periodic benefit cost to be approximately $13 million for defined benefit pension plans, compared with net periodic benefit cost of $33.8 million in 2023. Net periodic benefit cost for 2024 does not include mark-to-market charges that will be recognized immediately through earnings in the fourth quarter of 2024, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market charges of $21.6 million recognized in 2023, net periodic benefit cost was $12.2 million in 2023. The expected increase in net periodic benefit cost, excluding mark-to-market charges, primarily reflects a lower expected return on plan assets.
The Company expects to contribute to its defined benefit pension plans or pay directly to participants of defined benefit plans approximately $25 million in 2024 compared with $27.1 million of contributions and payments in 2023.
For expense purposes in 2023, the Company applied a weighted-average discount rate of 5.64% to its U.S. defined benefit pension plans. For expense purposes in 2024, the Company will apply a weighted-average discount rate of 5.40% to its U.S. defined benefit pension plans.
For expense purposes in 2023, the Company applied an expected weighted-average rate of return of 4.47% for the Company’s U.S. pension plan assets. For expense purposes in 2024, the Company will apply an expected weighted-average rate of return on plan assets of 3.94%.
The following table presents the sensitivity of the Company's global projected pension benefit obligation ("PBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2023
	Change	PBO
Assumption:
Discount rate	.25%	$15.2
In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $15.2 million and decrease income before income taxes through the recognition of actuarial losses of $15.2 million. A 25 basis point increase in the discount rate will decrease the PBO by $15.2 million and increase income before income taxes through the recognition of actuarial gains of $15.2 million. In addition, a 25 basis point decrease in returns on pension assets will decrease income before income taxes by $1.0 million, and a 25 basis point increase in return on pension assets will increase income before income taxes by $1.0 million.

Other Postretirement Benefit Plans:
The Company recognized net periodic benefit credit of $7.3 million during 2023 for other postretirement benefit plans, compared to net periodic benefit credit of $21.6 million during 2022. The Company recognized actuarial gains of $1.0 million during 2023 compared to $13.1 million in 2022. Actuarial gains of $1.0 million during 2023 were primarily due to lower than expected benefit payments of $1.4 million and $0.1 million due to changes in other actuarial assumptions. These actuarial gains were partially offset a $0.5 million loss due to the impact of a 20 basis point decrease in the discount rate used to measure the Company's defined benefit postretirement obligations, which decreased from 5.75% in 2022 to 5.55% in 2023.
In 2024, the Company expects net periodic benefit credit of approximately $6 million for other postretirement benefit plans, compared to net periodic benefit credit of $7.3 million in 2023. Net periodic benefit credit for 2024 does not include actuarial gains that will be recognized immediately through earnings in the fourth quarter of 2024, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market gains of $1.0 million recognized in 2023, the net periodic benefit credit was $6.3 million in 2023.
For expense purposes in 2023, the Company applied a discount rate of 5.75% to its other postretirement benefit plans. For expense purposes in 2024, the Company will apply a discount rate of 5.55% to its other postretirement benefit plans.
The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation ("APBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2023
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
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 6.25% for 2024, declining gradually to 5.0% in 2029 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2024 through 2026, and are assumed to increase by $5 for 2027 to 2028 and then 6.0% for 2028, declining gradually to 5.0% in 2032 and thereafter. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2023 total service and interest cost components by $0.1 million and would have increased the postretirement benefit obligation by $0.7 million. A one percentage point decrease would provide corresponding reductions of $0.1 million and $0.6 million, respectively.

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
Adjusted Net Income and Adjusted EBITDA:
Adjusted net income and adjusted earnings per share represent net income attributable to The Timken Company and diluted earnings per share, respectively, adjusted for the amortization of intangible assets related to acquisitions, impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries, actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, gains and losses on the sale of real estate, gains and losses on divestitures, the income tax impact of these adjustments, as well as other income tax discrete items, and other items from time to time that are not part of the Company's core operations. Management believes adjusted net income and adjusted earnings per share are useful to investors as they are representative of the Company's core operations and are used in the management of the business.
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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Twelve Months Ended December 31,
	2023	2022	2021	2020	2019
Net Sales	$4,769.0	$4,496.7	$4,132.9	$3,513.2	$3,789.9
Net Income Attributable to The Timken Company	394.1	407.4	369.1	284.5	362.1
Net Income Attributable to The Timken Company as a Percentage of Sales	8.3%	9.1%	8.9%	8.1%	9.6%
Adjustments:
Acquisition intangible amortization	65.7	43.9	46.8	47.3	46.7
Impairment, restructuring and reorganization charges (1)	51.6	39.5	15.1	29.0	9.8
Corporate pension and other postretirement benefit related expense (income) (2)	20.6	2.9	0.3	18.5	(4.1)
Acquisition-related charges (3)	31.8	14.8	3.2	3.7	15.5
Acquisition-related gain (4)	—	—	(0.9)	(11.1)	—
Russia-related charges (5)	8.5	15.6	—	—	—
Gain on divestitures and sale of certain assets (6)	(5.2)	(2.9)	—	(0.4)	(4.5)
Property losses (recoveries) and related expenses (7)	—	—	—	(5.5)	7.6
Brazil legal matter	—	—	—	—	1.8
Tax indemnification and related items	—	0.3	0.2	0.5	0.7
Noncontrolling interest of above adjustments	(2.1)	(5.3)	—	(0.1)	(0.5)
Provision for income taxes (8)	(56.9)	(35.9)	(35.0)	(18.2)	(47.2)
Adjusted Net Income	$508.1	$480.3	$398.8	$348.2	$387.9
Net income attributable to noncontrolling interest	13.9	9.6	12.4	7.9	12.6
Provision for income taxes (as reported)	122.5	133.9	95.1	103.9	97.7
Interest expense	110.7	74.6	58.8	67.6	72.1
Interest income	(9.3)	(3.8)	(2.3)	(3.7)	(4.9)
Depreciation and amortization expense (9)	200.5	164.0	167.0	164.0	159.9
Less: Acquisition intangible amortization	65.7	43.9	46.8	47.3	46.7
Less: Noncontrolling interest	(2.1)	(5.3)	—	(0.1)	(0.5)
Less: Provision for income taxes (8)	(56.9)	(35.9)	(35.0)	(18.2)	(47.2)
Adjusted EBITDA	$939.7	$855.9	$718.0	$658.9	$726.3
Adjusted EBITDA Margin (% of net sales)	19.7%	19.0%	17.4%	18.8%	19.2%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Twelve Months Ended December 31,
	2023	2022	2021	2020	2019
Diluted earnings per share (EPS)	$5.47	$5.48	$4.79	$3.72	$4.71
Adjusted EPS	$7.05	$6.46	$5.18	$4.56	$5.05
Diluted Shares	72,081,884	74,323,839	77,006,589	76,401,366	76,896,565

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Twelve Months Ended December 31, 2023
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$3,257.7	$1,511.3	$—	$4,769.0
EBITDA	661.7	262.0	(90.5)	833.2
Impairment, restructuring and reorganization charges (1)	14.3	36.5	—	50.8
Corporate pension and other postretirement benefit related expense (2)	—	—	20.6	20.6
Acquisition-related charges (3)	3.6	21.0	7.2	31.8
Russia-related charges (5)	8.5	—	—	8.5
(Gain) loss on divestitures and sale of certain assets (6)	(5.5)	0.3	—	(5.2)
Adjusted EBITDA	$682.6	$319.8	$(62.7)	$939.7
Adjusted EBITDA Margin (% of net sales)	21.0%	21.2%	NM	19.7%

	Twelve Months Ended December 31, 2022
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$3,092.6	$1,404.1	$—	$4,496.7
EBITDA	615.8	222.8	(52.9)	785.7
Impairment, restructuring and reorganization charges (1)	4.4	35.1	—	39.5
Corporate pension and other postretirement benefit related expense (2)	—	—	2.9	2.9
Acquisition-related charges (3)	6.2	4.9	3.7	14.8
Russia-related charges (5)	15.6	—	—	15.6
(Gain) loss on divestitures and sale of certain assets (6)	(3.5)	0.6	—	(2.9)
Tax indemnification and related items	—	0.3	—	0.3
Adjusted EBITDA	$638.5	$263.7	$(46.3)	$855.9
Adjusted EBITDA Margin (% of net sales)	20.7%	18.8%	NM	19.0%
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; (iv) impairment of assets; and (v) related depreciation and amortization. Impairment, restructuring and reorganization charges for 2023 included $28.3 million related to the impairment of goodwill. Impairment, restructuring and reorganization charges for 2022 included $29.3 million related to the sale of ADS. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
(2) Corporate pension and other postretirement benefit related expense (income) represents actuarial losses and (gains) that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial losses and (gains) in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 17 - Retirement Benefit Plans and Note 18 - Other Postretirement Benefit Plans for additional discussion.
(3) Acquisition-related charges represent deal-related expenses associated with completed transactions and certain unsuccessful transactions, as well as any resulting inventory step-up impact.
(4) The acquisition-related gain represents a bargain purchase gain on the acquisition of the assets of Aurora Bearing Company ("Aurora") that closed on November 30, 2020.
(5) Russia-related charges include impairments or allowances recorded against certain property, plant and equipment, inventory and trade receivables and write-down of a 51%-owned joint venture ("Russian JV") to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the third quarter of 2022. Refer to Russia Operations in Management Discussion and Analysis below for additional information.
(6) Represents the net loss (gain) resulting from divestitures and sale of certain assets.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Twelve Months Ended December 31,
	2023	2022	2021	2020	2019
Net cash provided by operating activities	$545.2	$463.8	$387.3	$577.6	$550.1
Capital expenditures	(187.8)	(178.4)	(148.3)	(121.6)	(140.6)
Free cash flow	$357.4	$285.4	$239.0	$456.0	$409.5

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended December 31, 2023 and December 31, 2022 was $408.0 million and $417.0 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.1 at December 31, 2023, compared with 1.9 at December 31, 2022.
Reconciliation of Net income to Adjusted EBITDA for the twelve months:

	Twelve Months Ended December 31,
	2023	2022
Net income	$408.0	$417.0
Provision for income taxes	122.5	133.9
Interest expense	110.7	74.6
Interest income	(9.3)	(3.8)
Depreciation and amortization	201.3	164.0
Consolidated EBITDA	833.2	785.7
Adjustments:
Impairment, restructuring and reorganization charges (1)	$50.8	$39.5
Corporate pension and other postretirement related expense (2)	20.6	2.9
Acquisition-related charges (3)	31.8	14.8
Russia-related charges (4)	8.5	15.6
Gain on divestitures and sale of certain assets (5)	(5.2)	(2.9)
Tax indemnification and related items	—	0.3
Total Adjustments	106.5	70.2
Adjusted EBITDA	$939.7	$855.9
Net Debt	$1,977.0	$1,631.6
Ratio of Net Debt to Adjusted EBITDA	2.1	1.9
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; and (iv) impairment of assets. Impairment, restructuring and reorganization charges for the twelve months ended December 31, 2022 and December 31, 2023 included $29.3 million related to the sale of ADS. In addition, impairment, restructuring and reorganization charges for the twelve months ended December 31, 2023 included $28.3 million related to the impairment of goodwill. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
(2) Corporate pension and other postretirement benefit related expense represents actuarial losses that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial losses in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement.
(3) Acquisition-related charges represent deal-related expenses associated with completed transactions and any resulting inventory step-up impact.
(4) Russia-related charges include impairments or allowances recorded against certain property, plant and equipment, inventory and trade receivables and write-down of Russian JV to reflect the current impact of Russia's invasion of Ukraine (and associated sanctions) on the Company's operations. In addition to impairments and allowances recorded, the Company recorded a loss on the divestiture of its Timken Russia business during the third quarter of 2022. Refer to Russia Operations in Management Discussion and Analysis below for additional information.
(5) Represents the net gain resulting from divestitures and sale of certain assets.

Return on Invested Capital:
Return on Invested Capital is defined as adjusted net operating profit after taxes divided by average invested capital. The Company uses Average Invested Capital as a type of non-GAAP ratio that indicates return on invested capital, which management believes is useful to investors as a measure of return on their investment.
Reconciliation of adjusted net operating profit after taxes, adjusted invested capital and return on adjusted invested capital:

Adjusted Net Operating Profit after Taxes (ANOPAT):
	Twelve Months Ended December 31,
	2023	2022	2021	2020	2019
Adjusted EBITDA (1)	$939.7	$855.9	$718.0	$658.9	$726.3
Acquisition intangible amortization	65.7	43.9	46.8	47.3	46.7
Less: depreciation and amortization expense (2)	200.5	164.0	167.0	164.0	159.9
Adjusted EBIT	804.9	735.8	597.8	542.2	613.1
Adjusted tax rate	25.5%	25.5%	24.0%	25.5%	26.5%
Calculated income taxes	205.2	187.6	143.5	138.3	162.5
ANOPAT	$599.7	$548.2	$454.3	$403.9	$450.6

Adjusted Invested Capital:
	Twelve Months Ended December 31,
	2023	2022	2021	2020	2019	2018
Total debt	$2,395.9	$1,963.2	$1,464.9	$1,564.6	$1,730.1	$1,681.6
Less: cash and cash equivalents	418.9	331.6	257.1	320.3	209.5	132.5
Net debt	1,977.0	1,631.6	1,207.8	1,244.3	1,520.6	1,549.1
Total equity	2,702.4	2,352.9	2,377.7	2,225.2	1,954.8	1,642.7
Invested capital (total debt + total equity)	4,679.4	3,984.5	3,585.5	3,469.5	3,475.4	3,191.8
Invested capital (two-point average)	$4,332.0	$3,785.0	$3,527.5	$3,472.5	$3,333.6

Return on Invested Capital:
	Twelve Months Ended December 31,
	2023	2022	2021	2020	2019
ANOPAT	$599.7	$548.2	$454.3	$403.9	$450.6
Invested capital (two-point average)	4,332.0	3,785.0	3,527.5	3,472.5	3,333.6
Return on invested capital	13.8%	14.5%	12.9%	11.6%	13.5%
(1) Refer to page 46 for reconciliations to the most directly comparable GAAP financial measures.
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
Net of related derivative activity, the Company recognized a foreign currency exchange loss resulting from transactions of $14.8 million for the year ended December 31, 2023, and recognized a gain of $15.4 million and a loss of $9.4 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2023, the Company recorded a positive non-cash foreign currency translation adjustment of $35.3 million that increased shareholders’ equity, compared with a negative non-cash foreign currency translation adjustment of $155.4 million that decreased shareholders’ equity for the year ended December 31, 2022. The foreign currency translation adjustments for the year ended December 31, 2023 were positively impacted by the weakening of the U.S. dollar relative to other currencies as of December 31, 2023 compared to December 31, 2022.
Russia Operations:
The Company had two subsidiaries in Russia prior to Russia's invasion of Ukraine in February 2022, including Timken Russia, which was 100% owned by Timken and a 51%-owned Russian JV. As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended operations and recorded property, plant and equipment impairment charges of $9.0 million and inventory write-downs of $4.1 million during the year ended December 31, 2022. During 2022, the Company sold the Timken Russia business resulting in a loss of $2.7 million on the sale. During third quarter of 2023, the Company recorded impairment charges of $3.9 million related to property, plant and equipment and operating leased assets at the Russian JV. During the fourth quarter of 2023, after evaluating various plans for the Russian JV and the Company's ability to control and influence the Russian JV, the Company concluded it should deconsolidate its Russian JV, and it wrote-down its remaining net investment of $4.7 million to $0.
Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the U.S.
Quarterly Dividend:
On February 8, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.33 per common share. The quarterly dividend will be paid on March 6, 2024 to shareholders of record as of February 20, 2024. This will be the 407th consecutive quarterly dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2023 Annual Report to Shareholders that are not historical in nature (including the Company’s forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
(a)deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conduct business, including adverse effects from a global economic slowdown or recession, pandemics, epidemics or other public health concerns, terrorism, or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers or suppliers conduct business, changes in currency valuations, strained geopolitical relations between countries in which we have significant operations, and recent world events that have increased the risks posed by international trade disputes, tariffs and sanctions;
(b)negative impacts to the Company's business, results of operations, financial position or liquidity, disruption to the Company's supply chains, negative impacts to customer demand or operations, and availability and health of employees, and governmental restrictions on travel and manufacturing operations;
(c)the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, disruptions to the Company's supply chain, logistical issues associated with port closures or congestion, delays or increased costs, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the ability of the Company to effectively adjust the prices for its products in response to changing dynamics, the effects of distributor inventory corrections reflecting de-stocking of the supply chain and whether conditions of fair trade continue in the Company's markets;
(d)competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products or services by existing and new competitors, competition for skilled labor and new technology that may impact the way the Company’s products are produced, sold or distributed;
(e)changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials and energy; disruptions to the Company's supply chain and logistical issues associated with port closures or congestion, delays or increased costs; changes in the expected costs associated with product warranty claims especially in industry segments with potential high claim values; changes in the global regulatory landscape; changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; the effects of government-imposed restrictions, commercial requirements and Company goals associated with climate change and emissions or other sustainability initiatives; and changes in the cost of labor and benefits;
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
(i)the continued attraction, retention and development of management, other key employees, and other skilled personnel at all levels of the organization, the successful development and execution of succession plans and management of other human capital matters;

(j)unanticipated litigation, claims, investigations or assessments. This includes: claims, investigations or problems related to intellectual property, product liability or warranty, foreign export, sanctions and trade laws, government procurement regulations, competition and anti-bribery laws, climate change, environmental or health and safety issues, data privacy and taxes;
(k)changes in worldwide financial and capital markets, impacting the availability of financing on satisfactory terms as a result of financial stress affecting the banking system or otherwise, and the high interest rate environment, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
(l)the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;
(m)the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
(n)those items identified under Item 1A. Risk Factors on pages 8 through 19.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by the Company's international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact from our variable rate debt would be an increase in interest expense of $9.6 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.
Foreign Currency Exchange Rate Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, can impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2023, there were $591.8 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a benefit of $19.4 million related to these hedges, which would have partially offset the impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.
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

Item 8. Financial Statements and Supplementary Data
The Timken Company and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions, except per share data)
Net sales	$4,769.0	$4,496.7	$4,132.9
Cost of products sold	3,259.9	3,164.7	2,983.6
Selling, general and administrative expenses	740.8	637.1	580.5
Amortization of intangible assets	65.7	43.9	46.8
Impairment and restructuring charges	45.5	44.1	8.9
Operating Income	657.1	606.9	513.1
Interest expense	(110.7)	(74.6)	(58.8)
Interest income	9.3	3.8	2.3
Non-service pension and other postretirement (expense) income	(24.0)	9.3	18.3
Other (expense) income, net	(1.2)	5.5	1.7
Income Before Income Taxes	530.5	550.9	476.6
Provision for income taxes	122.5	133.9	95.1
Net Income	408.0	417.0	381.5
Less: Net income attributable to noncontrolling interest	13.9	9.6	12.4
Net Income Attributable to The Timken Company	$394.1	$407.4	$369.1

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$5.52	$5.54	$4.86

Diluted earnings per share	$5.47	$5.48	$4.79
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Net Income	$408.0	$417.0	$381.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33.5	(162.7)	(63.7)
Pension and postretirement liability adjustments	(6.1)	(5.8)	(6.8)
Change in fair value of derivative financial instruments	(0.8)	2.3	4.8
Other comprehensive income (loss), net of tax	26.6	(166.2)	(65.7)
Comprehensive Income, net of tax	434.6	250.8	315.8
Less: comprehensive income attributable to noncontrolling interest	12.1	2.3	11.0
Comprehensive Income Attributable to The Timken Company	$422.5	$248.5	$304.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2023	2022
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$418.9	$331.6
Restricted cash	0.4	9.1
Accounts receivable, less allowances: (2023 - $17.1 million; 2022 - $17.9 million)	671.7	699.6
Unbilled receivables	144.5	103.9
Inventories, net	1,229.1	1,191.3
Deferred charges and prepaid expenses	41.5	44.4
Other current assets	128.8	124.1
Total Current Assets	2,634.9	2,504.0
Property, Plant and Equipment, Net	1,311.9	1,207.4
Other Assets
Goodwill	1,369.6	1,098.3
Other intangible assets, net	1,031.4	765.3
Operating lease assets	119.7	101.4
Deferred income taxes	44.3	71.0
Other non-current assets	29.9	25.0
Total Other Assets	2,594.9	2,061.0
Total Assets	$6,541.7	$5,772.4
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$367.2	$403.9
Short-term debt, including current portion of long-term debt	605.6	49.0
Salaries, wages and benefits	161.5	155.3
Income taxes payable	19.9	51.3
Other current liabilities	317.1	352.9
Total Current Liabilities	1,471.3	1,012.4
Non-Current Liabilities
Long-term debt	1,790.3	1,914.2
Accrued pension benefits	172.3	160.3
Accrued postretirement benefits	30.2	31.4
Long-term operating lease liabilities	78.7	65.2
Deferred income taxes	186.5	139.8
Other non-current liabilities	110.0	96.2
Total Non-Current Liabilities	2,368.0	2,407.1
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2023 – 78,680,164 shares; 2022 – 77,767,640 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,076.5	829.6
Retained earnings	2,232.2	1,932.1
Accumulated other comprehensive loss	(146.9)	(181.9)
Treasury shares at cost (2023 – 8,553,272 shares; 2022 – 5,188,257 shares)	(620.1)	(352.2)
Total Shareholders’ Equity	2,582.4	2,268.3
Noncontrolling interest	120.0	84.6
Total Equity	2,702.4	2,352.9
Total Liabilities and Equity	$6,541.7	$5,772.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$408.0	$417.0	$381.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201.3	164.0	167.8
Impairment charges	33.2	38.3	4.5
Loss (gain) on sale of assets	1.3	(1.9)	1.3
(Gain) loss on acquisitions and divestitures	(2.9)	3.5	(0.9)
Deferred income tax benefit	(11.6)	(3.6)	(15.1)
Stock-based compensation expense	30.6	30.4	20.2
Pension and other postretirement expense (income)	26.5	(0.6)	(6.6)
Pension and other postretirement benefit contributions and payments	(29.8)	(14.6)	(24.5)
Changes in operating assets and liabilities:
Accounts receivable	71.6	(73.5)	(55.8)
Unbilled receivables	(40.4)	(26.0)	6.2
Inventories	72.0	(145.6)	(215.8)
Accounts payable, trade	(57.4)	(10.2)	76.7
Other accrued expenses	(47.6)	91.9	55.2
Income taxes	(108.4)	16.3	8.5
Other, net	(1.2)	(21.6)	(15.9)
Net Cash Provided by Operating Activities	545.2	463.8	387.3

Investing Activities
Capital expenditures	(187.8)	(178.4)	(148.3)
Acquisitions, net of cash acquired of $30.0 million in 2023 and $19.4 million in 2022	(638.8)	(453.7)	(7.5)
Proceeds from disposals of property, plant and equipment	1.8	9.6	0.6
Proceeds from divestitures, net of cash divested of $0.7 million in 2023 and $5.3 million in 2022	13.5	33.9	—
Investments in short-term marketable securities, net	5.7	14.6	(18.0)
Other	(0.9)	0.7	(0.6)
Net Cash Used in Investing Activities	(806.5)	(573.3)	(173.8)

Financing Activities
Cash dividends paid to shareholders	(94.0)	(91.7)	(92.2)
Purchase of treasury shares	(250.9)	(211.6)	(93.0)
Proceeds from exercise of stock options	21.8	8.5	26.0
Payments related to tax withholding for stock-based compensation	(17.0)	(10.7)	(23.8)
Proceeds from long-term debt	1,564.9	1,399.5	325.0
Payments on long-term debt	(1,329.0)	(978.5)	(338.3)
Deferred financing costs	(0.5)	(6.6)	—
Accounts receivable facility financing borrowings	104.0	297.0	310.9
Accounts receivable facility financing payments	(122.0)	(212.0)	(368.9)
Short-term debt activity, net	190.0	6.9	(14.5)
Noncontrolling interest dividends paid	(0.6)	(0.5)	(0.5)
Proceeds from the sale of shares in Timken India Limited	284.8	—	—
Other	(4.4)	6.5	—
Net Cash Provided by (Used in) Financing Activities	347.1	206.8	(269.3)
Effect of exchange rate changes on cash	(7.2)	(14.5)	(7.4)
Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	78.6	82.8	(63.2)
Cash, cash equivalents and restricted cash at beginning of year	340.7	257.9	321.1
Cash, Cash Equivalents and Restricted Cash at End of Year	$419.3	$340.7	$257.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
(Dollars in millions, except per share data)	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Shares	Non- controlling Interest
Year Ended December 31, 2021
Balance at January 1, 2021	$2,225.2	$40.7	$740.7	$1,339.5	$41.3	$(9.3)	$72.3
Net income	381.5			369.1			12.4
Foreign currency translation adjustments	(63.7)				(62.3)		(1.4)
Pension and other postretirement liability adjustments (net of $2.3 million income tax benefit)	(6.8)				(6.8)
Change in fair value of derivative financial instruments, net of reclassifications	4.8				4.8
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Dividends – $1.19 per share	(92.2)			(92.2)
Stock-based compensation expense	20.2		20.2
Purchase of treasury shares	(93.0)					(93.0)
Stock option exercise activity	26.0		26.0
Payments related to tax withholding for stock-based compensation	(23.8)					(23.8)
Balance at December 31, 2021	$2,377.7	$40.7	$786.9	$1,616.4	$(23.0)	$(126.1)	$82.8
Year Ended December 31, 2022
Net income	417.0			407.4			9.6
Foreign currency translation adjustments	(162.7)				(155.4)		(7.3)
Pension and other postretirement liability adjustments (net of $1.9 million income tax benefit)	(5.8)				(5.8)
Change in fair value of derivative financial instruments, net of reclassifications	2.3				2.3
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Dividends – $1.23 per share	(91.7)			(91.7)
Stock-based compensation expense	30.4		30.4
Purchase of treasury shares	(211.6)					(211.6)
Shares surrendered for stock option activity	—		3.8			(3.8)
Stock option exercise activity	8.5		8.5
Payments related to tax withholding for stock-based compensation	(10.7)					(10.7)
Balance at December 31, 2022	$2,352.9	$40.7	$829.6	$1,932.1	$(181.9)	$(352.2)	$84.6
Year Ended December 31, 2023
Net income	408.0			394.1			13.9
Foreign currency translation adjustments	33.5				35.3		(1.8)
Pension and other postretirement liability adjustments (net of $2.0 million income tax benefit)	(6.1)				(6.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends – $1.30 per share	(94.0)			(94.0)
Sale of shares of Timken India Limited	229.0		194.5		8.1		26.4
Other ownership changes	(4.0)				(1.5)		(2.5)
Stock-based compensation expense	30.6		30.6
Purchase of treasury shares	(250.9)					(250.9)
Stock option exercise activity	21.8		21.8
Payments related to tax withholding for stock-based compensation	(17.0)					(17.0)
Balance at December 31, 2023	$2,702.4	$40.7	$1,076.5	$2,232.2	$(146.9)	$(620.1)	$120.0
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
Revenue is generally recognized as performance obligations under the terms of a contract with a customer of the Company are satisfied. Of the Company's revenue, approximately 88% to 92% is from fixed-price contracts and continues to be recognized as of a point in time when products are shipped from the Company's manufacturing or distribution facilities or at a later point in time when control of the products transfers to the customer. The Company recognizes approximately 8% to 12% of revenue over time for services and certain sales of customer-specific product as it satisfies the performance obligations because of the continuous transfer of control to the customer, supported as follows:
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
Restricted Cash:
Cash and cash equivalents of $0.4 million and $9.1 million were restricted at December 31, 2023 and 2022, respectively. The decrease in restricted cash was primarily due to the deconsolidation of the Company's Russian joint venture.
Accounts Receivable, Less Allowances:
Accounts receivable, less allowances on the Consolidated Balance Sheets include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance is based upon historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk. The Company extends credit to customers satisfying predefined credit criteria. The Company believes it has limited concentration of credit risk due to the diversity of its customer base.

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

Note 1 - Significant Accounting Policies (continued)
Inventories:
Inventories are valued at the lower of cost or net realizable value, with approximately 62% valued by the FIFO method and the remaining 38% valued by the LIFO method. The majority of the Company’s domestic inventories are valued by the LIFO method, while substantially all of the Company’s international inventories are valued by the FIFO method.
Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2023 and 2022 with a fair value and cost basis of $31.6 million and $39.2 million, respectively, which were included in "Other current assets" on the Consolidated Balance Sheets.
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
Income Taxes:
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not those assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has elected to account for Global Intangible Low Tax Income ("GILTI") as a period cost.
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Translation adjustments for assets and liabilities are reflected as a separate component of accumulated other comprehensive loss (income). Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income. Net of related derivative activity, the Company recognized a foreign currency exchange loss resulting from transactions of $14.8 million for the year ended December 31, 2023 and recognized a gain of $15.4 million and a loss of $9.4 million for the years ended December 31, 2022 and 2021, respectively.
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
Earnings Per Share:
Certain unvested restricted share grants provide for the payment of non-forfeitable dividends. The Company considers these awards as participating securities. Earnings per share are computed using the two-class method. Basic earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of outstanding stock-based awards. As of December 31, 2023, there are no participating securities outstanding.

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
Income Statement Presentation:
The Company previously classified intangible asset amortization expense within cost of products sold in the Company's Consolidated Statements of Income. Intangible asset amortization expense is now classified separately. The 2022 and 2021 presentation has been revised to conform to the 2023 presentation resulting in a reduction in the cost of products sold for the years ended December 31, 2022 and 2021.
Recent Accounting Pronouncements:
New Accounting Guidance Adopted:
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." ASU 2022-04 is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. Supplier finance programs, which also may be referred to as reverse factoring, payables finance or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary. Under the guidance, a buyer in a supplier finance program would disclose qualitative and quantitative information about its supplier finance programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Refer to Note 13 - Supply Chain Financing in the Notes to the Consolidated Financial Statements for additional information.
New Accounting Guidance Issued and Not Yet Adopted:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 40). ASU 2023-09 is intended to enhance the transparency and decision to improve the usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require that all entities disclose on an annual basis the amount of income taxes paid disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Note 1 - Significant Accounting Policies (continued)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). ASU 2023-07 requires that a public entity disclose: (1) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (2) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; and (3) the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The other segment items category is the difference between segment revenue less the segment expenses disclosed and each reported measure of segment profit or loss. For public business entities, the new guidance is effective for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
Note 2 - Acquisitions and Divestitures
Acquisitions:
During 2023, the Company completed six acquisitions, which enhance its product portfolio. On December 20, 2023, the Company completed the acquisition of 100% of the capital stock of Lagersmit, a Netherlands-based manufacturer of highly engineered sealing solutions for marine, dredging, water, tidal energy and other industrial applications, for $128.2 million, net of cash acquired of $6.5 million. Lagersmit employs approximately 90 people. Results for Lagersmit are reported in the Industrial Motion segment. On September 1, 2023, the Company acquired 100% of the capital stock of Des-Case, a Tennessee-based manufacturer of specialty filtration products for industrial lubricants, for $123.3 million, net of cash acquired of $1.8 million. Des-Case has manufacturing facilities in Tennessee and the Netherlands and employs approximately 120 people. Results for Des-Case are reported in the Industrial Motion segment. On April 4, 2023, the Company acquired 100% of the capital stock of Nadella, a leading European manufacturer of linear guides, telescopic rails, actuators and systems and other specialized industrial motion solutions, for $293.5 million, net of cash acquired of $21.0 million. Based in Italy, Nadella employs approximately 450 people and operates manufacturing facilities in Europe and China. Net sales for Nadella were $74.6 million in 2023 for the period subsequent to the completion of the acquisition. Results for Nadella are reported in the Industrial Motion segment.
On November 1, 2023, the Company acquired iMECH. The Company acquired 100% of the capital stock in the U.S. and substantially all of the assets in Canada. iMECH manufactures thrust bearings, radial bearings, specialty coatings and other components primarily used in the energy industry. iMECH employs approximately 70 people and has facilities in Houston, Texas and Alberta, Canada. Results for iMECH are reported in the Engineered Bearings segment. On September 29, 2023, the Company acquired 100% of the capital stock of Rosa, a European designer and manufacturer of roller guideways, linear bearings, customized linear systems and actuators, commercialized ball guideways and precision ball screws. Rosa employs approximately 65 people and has its headquarters, R&D and high-precision manufacturing facility in Milan, Italy. Results for Rosa are reported in the Industrial Motion segment. On January 31, 2023, the Company acquired substantially all of the assets of ARB, a North Carolina-based manufacturer of industrial bearings. ARB, which boasts a large U.S. installed base and strong aftermarket business, operates manufacturing facilities in Hiddenite and Morganton, North Carolina. ARB employs approximately 190 people. Results for ARB are reported in the Engineered Bearings segment. The total purchase price for these three acquisitions was $96.0 million, net of cash acquired of $1.3 million. The Company incurred transaction costs of $6.3 million to complete 2023 acquisitions.
During 2022, the Company completed two acquisitions. On November 4, 2022, the Company completed the acquisition of GGB, a global leader in premium engineered metal-polymer plain bearings, for $300.2 million, net of cash acquired of $18.6 million. GGB's products are used mainly in industrial applications, including pumps and compressors, HVAC, off-highway, energy, material handling and aerospace. With manufacturing facilities across the United States, Europe and China, GGB employs approximately 900 people and has a global engineering, distribution and sales footprint. Results for GGB are reported in the Engineered Bearings segment. On May 31, 2022, the Company completed the acquisition of Spinea, a European technology leader and manufacturer of highly engineered cycloidal reduction gears and actuators. Spinea’s solutions primarily serve high-precision automation and robotics applications in the factory automation sector. Spinea is located in Presov, Slovakia. The purchase price for this acquisition was $151.3 million, net of cash acquired of $0.2 million. Results for Spinea are reported in the Industrial Motion segment. The Company incurred transaction costs of $4.7 million to complete 2022 acquisitions.

Note 2 - Acquisitions and Divestitures (continued)
The purchase price allocations at fair value, net of cash acquired, for 2023 and 2022 acquisitions as of December 31, 2023 and 2022 are presented below:

	2023	2022
Assets:
Accounts receivable	$44.7	$30.7
Inventories	111.8	52.1
Other current assets	5.0	8.0
Property, plant and equipment	47.7	148.7
Operating lease assets	7.3	4.9
Goodwill	285.6	107.9
Other intangible assets	306.7	182.0
Other non-current assets	6.7	2.4
Total assets acquired	$815.5	$536.7
Liabilities:
Accounts payable, trade	$24.0	$16.2
Salaries, wages and benefits	16.9	12.0
Income taxes payable	5.5	3.2
Other current liabilities	10.7	6.0
Short-term debt	4.7	—
Long-term debt	6.0	—
Accrued pension cost	3.6	3.5
Long-term operating lease liabilities	7.0	0.8
Deferred income taxes	83.3	24.0
Other non-current liabilities	7.6	19.5
Total liabilities assumed	$169.3	$85.2
Noncontrolling interest acquired	5.2	—
Net assets acquired	$641.0	$451.5
Cash flow reconciling items:
Working capital adjustment related to 2022 acquisitions received in 2023	(2.2)	2.2
Cash paid for acquisitions, net of cash acquired	$638.8	$453.7
The 2023 acquisitions presented above include goodwill of $58.5 million and intangible assets of $77.5 million for Lagersmit, goodwill of $78.9 million and intangible assets of $45.1 million for Des-Case, and goodwill of $128.5 million and intangible assets of $158.7 million, including customer relationships of $107.2 million, for Nadella. The 2022 acquisitions presented above include goodwill of $64.5 million and intangible assets of $151.4 million for GGB, and goodwill of $43.4 million and intangible assets of $30.6 million for Spinea.
In determining the fair value of amounts above related to Lagersmit, iMECH and Rosa, the Company utilized a benchmarking approach based on the Company's prior acquisitions to determine the preliminary fair values for identified intangibles assets and the step-up of inventory. Upon completion of the final purchase price allocation, the final fair values of the assets acquired, liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.
In determining the fair value of amounts above related to Des-Case, Nadella and ARB, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to future net cash flows, discount rates, customer attrition rates, competitive trends, market comparisons and other factors. As a result, the Company utilized third party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions.

Note 2 - Acquisitions and Divestitures (continued)
The amounts in the table above represent the preliminary purchase price allocation for the 2023 acquisitions. This purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. The purchase price allocations for Lagersmit, iMECH, Rosa and Des-Case are preliminary due to the proximity of the acquisition date to December 31, 2023, and as a result no elements of the purchase price allocation have been finalized. The purchase price allocation for Nadella is preliminary with respect to most assets acquired and liabilities assumed. The purchase price allocation for ARB is complete. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments has been completed on the acquisition date.
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2023 and 2022:

	2023		2022
		Weighted- Average Life		Weighted- Average Life
Trade names (indefinite life)	$—	Indefinite	$30.0	Indefinite
Trade names (finite life)	39.0	19 years	6.2	20 years
Technology and know-how	67.6	15 years	36.0	13 years
Customer relationships	199.5	15 years	107.6	15 years
Capitalized software	0.6	2 years	2.2	2 years
Total intangible assets	$306.7		$182.0
Divestitures:
During the third quarter of 2023, the Company made the decision to sell its TWB business, located in Jiangsu Province, China. The business met the held for sale criteria, and the Company reclassified its assets and liabilities accordingly. As a result of the carrying value of the business exceeding the estimated sales price less costs to sell, the Company recorded an impairment charge of $1.0 million in 2023. On October 16, 2023, the Company completed the divestiture of TWB. TWB had net sales of $22.7 million and $39.3 million in 2023 and 2022, respectively. The results of operations of TWB were reported in the Engineered Bearings segment. The Company recorded proceeds of $9.0 million, net of cash divested of $0.7 million, on the sale of the business and reported an additional loss of $0.6 million in the fourth quarter of 2023.
On February 28, 2023, the Company completed the sale of all of its membership interests in SE Setco, a 50% owned joint venture. The Company had accounted for SE Setco as an equity method investment prior to the sale. The Company received $5.7 million in proceeds for SE Setco and recognized a pretax gain of $4.8 million on the sale. The gain was reflected in other (expense) income, net in the Consolidated Statement of Income.
During the third quarter of 2022, the Company made the decision to sell its ADS business, located in Manchester, Connecticut. The business met the held for sale criteria, and the Company reclassified its assets and liabilities accordingly. As a result of the carrying value of the business exceeding the estimated sales price less costs to sell, the Company recorded an impairment charge of $29.3 million in 2022. On November 1, 2022, the Company completed the divestiture of ADS. ADS had net sales of $39.7 million and $48.8 million in 2022 and 2021, respectively. The results of operations of ADS were reported in the Industrial Motion segment. The Company recorded proceeds of $33.0 million on the sale of the business. During 2023, the Company recorded an additional loss of $1.2 million due to the payment of a working capital adjustment.
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

Note 3 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023
	Engineered Bearings	Industrial Motion	Total
United States	$1,266.1	$789.8	$2,055.9
Americas excluding United States	375.6	106.1	481.7
Europe / Middle East / Africa	678.6	499.7	1,178.3
China	503.9	81.7	585.6
Asia-Pacific excluding China	433.5	34.0	467.5
Net sales	$3,257.7	$1,511.3	$4,769.0

	December 31, 2022
	Engineered Bearings	Industrial Motion	Total
United States	$1,198.1	$793.9	$1,992.0
Americas excluding United States	383.2	93.0	476.2
Europe / Middle East / Africa	588.9	406.8	995.7
China	529.7	78.8	608.5
Asia-Pacific excluding China	392.7	31.6	424.3
Net sales	$3,092.6	$1,404.1	$4,496.7

	December 31, 2021
	Engineered Bearings	Industrial Motion	Total
United States	$1,027.5	$706.1	$1,733.6
Americas excluding United States	318.3	77.4	395.7
Europe / Middle East / Africa	610.7	417.4	1,028.1
China	523.3	88.6	611.9
Asia-Pacific excluding China	335.3	28.3	363.6
Net sales	$2,815.1	$1,317.8	$4,132.9
When reviewing revenues by sales channel, the Company separates net sales to OEMs from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the years ended December 31, 2023, 2022 and 2021:

Revenue by sales channel	2023	2022	2021
Original equipment manufacturers	60%	60%	60%
Distribution/end users	40%	40%	40%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the years ended December 31, 2023, 2022 and 2021, approximately 9% of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Service revenue represented approximately 4% of total net sales in 2023, 2022 and 2021. Finally, business with the U.S. government or its contractors represented approximately 6% of total net sales in 2023 and 7% of total net sales for 2022 and 2021.

Note 3 - Revenue (continued)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $182 million at December 31, 2023.
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the years ended December 31, 2023 and 2022:

	2023	2022
Beginning balance, January 1	$103.9	$104.5
Additional unbilled revenue recognized	424.1	396.2
Less: amounts billed to customers	(383.5)	(370.5)
Less: unbilled receivables divested	—	(26.3)
Ending balance	$144.5	$103.9
There were no impairment losses recorded on unbilled receivables for the years ended December 31, 2023 and 2022.
Deferred Revenue:
The following table contains a rollforward of deferred revenue for the years ended December 31, 2023 and 2022:

	2023	2022
Beginning balance, January 1	$54.3	$35.8
Acquisitions	1.4	—
Revenue (cash) received in advance	165.2	54.8
Less: revenue recognized	(175.5)	(36.3)
Ending balance	$45.4	$54.3

Note 4 - Segment Information
Effective January 1, 2023, the Company began operating under new reportable segments. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. Segment results for 2022 and 2021 have been revised to conform to the 2023 presentation of segments.
Description of types of products and services from which each reportable segment derives its revenues:
The Company's reportable segments are business units that target different industry sectors. While the segments often operate using a shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market segments.
The Engineered Bearings portfolio features bearings with precision tolerances, proprietary internal geometries and quality materials. Products include tapered, spherical, cylindrical, thrust, ball, plain, miniature, precision and housed unit bearings that deliver strong performance, consistency and reliability. The portfolio serves OEMs and end users in the following markets: industrial distribution, renewable energy, automotive, rail, aerospace, metals and mining, heavy truck, agriculture and turf, and construction. Beyond products sold to OEMs, aftermarket sales and services to individual end users, equipment owners, operators and maintenance shops are handled directly or through the Company's extensive network of authorized automotive and heavy truck distributors.
The Industrial Motion portfolio features products such as drives, breathers, seals, automatic lubrication systems, linear motion products, chain, belts, couplings, industrial clutches and brakes and gears and gearboxes. The portfolio products and services to OEMs and end users in markets that place heavy demands on operating equipment they make or use. This includes: industrial distribution, automation, agriculture and turf, services, marine, renewable energy, aerospace and construction. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors and through the provision of services directly to end users. In addition, the Company’s industrial drivetrain services offer end users a broad portfolio of maintenance support and capabilities that include repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

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

Note 4 - Segment Information (continued)
Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2023	2022	2021
Net sales to external customers:
Engineered Bearings	$3,257.7	$3,092.6	$2,815.1
Industrial Motion	1,511.3	1,404.1	1,317.8
	$4,769.0	$4,496.7	$4,132.9
Segment EBITDA:
Engineered Bearings	$661.7	$615.8	$513.4
Industrial Motion	262.0	222.8	233.0
Total EBITDA, for reportable segments	$923.7	$838.6	$746.4
Unallocated corporate expense	(69.9)	(50.0)	(46.1)
Corporate pension and other postretirement benefit related expense (1)	(20.6)	(2.9)	(0.3)
Acquisition-related gain (2)	—	—	0.9
Depreciation and amortization	(201.3)	(164.0)	(167.8)
Interest expense	(110.7)	(74.6)	(58.8)
Interest income	9.3	3.8	2.3
Income before income taxes	$530.5	$550.9	$476.6
(1) Corporate pension and other postretirement benefit related expense represents curtailments, professional fees associated with pension de-risking and actuarial losses that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions.
(2) The acquisition-related gain represents a bargain purchase price gain on the acquisition of Aurora, acquired on November 30, 2020.

	2023	2022
Assets employed at year-end:
Engineered Bearings	$3,296.8	$3,270.3
Industrial Motion	2,744.5	2,070.1
Corporate (2)	500.4	432.0
	$6,541.7	$5,772.4
(2) Corporate assets include corporate buildings and cash and cash equivalents.

	2023	2022	2021
Capital expenditures:
Engineered Bearings	$140.7	$143.8	$118.6
Industrial Motion	46.2	33.2	29.1
Corporate	0.9	1.4	0.6
	$187.8	$178.4	$148.3
Depreciation and amortization:
Engineered Bearings	$107.2	$87.6	$87.2
Industrial Motion	92.7	74.8	78.9
Corporate	1.4	1.6	1.7
	$201.3	$164.0	$167.8

Note 4 - Segment Information (continued)
Geographic Financial Information:

	2023	2022
Property, Plant and Equipment, net:
United States	$446.3	$418.3
China	278.8	272.5
India	146.2	130.6
Romania	100.6	101.8
Rest of world	340.0	284.2
	$1,311.9	$1,207.4
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
Income before income taxes:

	2023	2022	2021
United States	$173.8	$86.0	$125.8
Non-United States	356.7	464.9	350.8
Income before income taxes	$530.5	$550.9	$476.6
The provision for income taxes consisted of the following:

	2023	2022	2021
Current:
Federal	$10.4	$11.2	$8.1
State and local	3.8	6.7	3.9
Foreign	119.9	119.6	98.2
	$134.1	$137.5	$110.2
Deferred:
Federal	$(12.1)	$(7.8)	$(5.2)
State and local	(1.5)	(0.3)	(3.4)
Foreign	2.0	4.5	(6.5)
	$(11.6)	$(3.6)	$(15.1)
United States and foreign tax provision on income	$122.5	$133.9	$95.1
The Company made net income tax payments of $240.3 million, $120.6 million and $100.7 million in 2023, 2022 and 2021, respectively.
The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes:

	2023	2022	2021
Income tax at the U.S. federal statutory rate	$111.4	$115.7	$100.1
Adjustments:
State and local income taxes, net of federal tax benefit	5.3	5.3	4.0
Tax on foreign remittances and U.S. tax on foreign income	25.6	19.0	15.4
Tax expense related to undistributed earnings of foreign subsidiaries	15.0	1.0	0.1
Foreign losses without current tax benefits	7.7	3.1	2.6
Foreign earnings taxed at different rates including tax holidays	18.1	19.4	15.4
U.S. foreign tax credit	(55.8)	(15.2)	(11.5)
Effect of cross-border tax laws	(10.3)	(3.9)	(3.6)
Accruals and settlements related to tax audits	(3.2)	(9.5)	(7.7)
Valuation allowance changes	(2.1)	(0.9)	(7.8)
Stock based compensation	(2.9)	(1.2)	(8.1)
Other items, net	13.7	1.1	(3.8)
Provision for income taxes	$122.5	$133.9	$95.1
Effective income tax rate	23.1%	24.3%	20.0%

Note 5 - Income Taxes (continued)
The Company recognized $55.8 million of tax benefits for U.S. foreign tax credit utilization primarily from acquisition integration structuring for the year ended December 31, 2023.
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
There are no changes to the Company’s assertion about its permanent reinvestment in undistributed foreign earnings. The Company recorded $15.0 million and $1.0 million of income tax expense related to foreign withholding taxes on planned one-time distributions for the years ended December 31, 2023 and 2022, respectively. No additional deferred taxes have been recorded for any other outside basis differences as these amounts continue to be indefinitely reinvested in foreign operations. The amounts of undistributed foreign earnings were $1,608.8 million and $1,620.0 million at December 31, 2023 and December 31, 2022, respectively. It is not practicable to calculate the additional taxes that might be payable on such unremitted earnings due to the variety of circumstances and tax laws applicable at the time of distribution.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2023 and 2022 was as follows:

	2023	2022
Deferred tax assets:
Accrued postretirement benefits cost	$8.0	$8.4
Accrued pension cost	44.1	46.5
Other employee benefit accruals	14.3	16.1
Tax loss and credit carryforwards	84.9	80.7
Other, net	58.3	61.7
Valuation allowances	(39.3)	(31.3)
	$170.3	$182.1
Deferred tax liabilities - principally depreciation and amortization	(312.5)	(250.9)
Net deferred tax liabilities	$(142.2)	$(68.8)
The Company has U.S. federal and state tax credit and loss carryforwards with tax benefits totaling $14.3 million, portions of which will expire in 2024 and continue until 2042. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $69.7 million, portions of which will expire in 2024 while others will be carried forward indefinitely. The Company has provided valuation allowances of $37.4 million against certain of these carryforwards and $1.9 million against other deferred tax assets. A majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law for which deferred taxes have been recorded.
As of December 31, 2023, the Company had $34.2 million of total gross unrecognized tax benefits, $24.2 million of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2023, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $5 million during the next 12 months. The potential decrease would primarily be driven by settlements with tax authorities and the expiration of various applicable statutes of limitation. As of December 31, 2023, the Company had accrued $11.8 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

Note 5 - Income Taxes (continued)
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
The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Beginning balance, January 1	$26.0	$36.1	$45.6
Tax positions related to the current year:
Additions	7.0	0.6	1.6
Tax positions related to prior years:
Additions	9.6	4.0	3.7
Reductions	(4.7)	(4.7)	(8.1)
Settlements with tax authorities	(0.4)	(1.9)	(1.7)
Lapses in statutes of limitation	(3.3)	(8.1)	(5.0)
Ending balance, December 31	$34.2	$26.0	$36.1
During 2023, gross unrecognized tax benefits increased primarily for accruals related to prior year tax matters in multiple jurisdictions related to acquisitions and non-U.S. non-deductible expenses. These increases were partially offset by releases of accruals related to closing agreements and lapses in statute of limitations.
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
As of December 31, 2023, the Company is subject to examination by the IRS for tax years 2019 to the present. The Company also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2016 to the present, as well as various foreign tax jurisdictions, including Mexico, China, Poland, France, India, Germany and Slovakia for tax years as early as 2003 to the present. The Company’s unrecognized tax benefits are presented on the Consolidated Balance Sheets as a component of other non-current liabilities, or in certain instances, as a reduction to deferred income taxes.

Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Numerator:
Net income attributable to The Timken Company	$394.1	$407.4	$369.1
Denominator:
Weighted average number of shares outstanding - basic	71,377,656	73,602,247	75,885,316
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	704,228	721,592	1,121,273
Weighted average number of shares outstanding, assuming dilution of stock options and awards	72,081,884	74,323,839	77,006,589
Basic earnings per share	$5.52	$5.54	$4.86
Diluted earnings per share	$5.47	$5.48	$4.79
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during 2023, 2022 and 2021.
Note 7 - Inventories
The components of inventories at December 31, 2023 and 2022 were as follows:

	2023	2022
Manufacturing supplies	$41.9	$41.7
Raw materials	145.6	132.0
Work in process	496.1	491.2
Finished products	619.2	584.8
Subtotal	$1,302.8	$1,249.7
Allowance for surplus and obsolete inventory	(73.7)	(58.4)
Total Inventories, net	$1,229.1	$1,191.3
Inventories at December 31, 2023 valued on the FIFO cost method were 62% and the remaining 38% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $232.1 million and $235.4 million greater at December 31, 2023 and 2022, respectively. The Company recognized a decrease in its LIFO reserve of $3.3 million during 2023, compared to an increase in its LIFO reserve of $36.0 million during 2022.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2023 and 2022 were as follows:

	2023	2022
Land and buildings	$679.9	$628.4
Machinery and equipment	2,483.4	2,316.5
Subtotal	$3,163.3	$2,944.9
Less: accumulated depreciation	(1,851.4)	(1,737.5)
Property, Plant and Equipment, net	$1,311.9	$1,207.4
Total depreciation expense was $129.0 million, $113.4 million and $113.3 million in 2023, 2022 and 2021, respectively.
At December 31, 2023 and 2022, $22.9 million and $18.6 million of property, plant and equipment was included in accounts payable, trade and were paid subsequent to year-end. The Consolidated Statement of Cash Flows was adjusted accordingly.
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
In connection with the adoption of new reportable segments, goodwill was reallocated to new reporting units based on relative fair value at the reporting unit level. The Engineered Bearings segment has one reporting unit and the Industrial Motion segment has six reporting units. Changes in the carrying value of goodwill were as follows:
Year ended December 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Beginning Balance	$679.8	$418.5	$1,098.3
Acquisitions	13.2	272.4	285.6
Impairment loss	—	(28.3)	(28.3)
Foreign currency translation adjustments and other changes	(0.7)	14.7	14.0
Ending Balance	$692.3	$677.3	$1,369.6
During the first quarter of 2023, the Company reviewed goodwill for impairment for its reporting units due to the change in segment reporting that went into effect January 1, 2023. The Company utilizes both an income approach and a market approach in testing goodwill for impairment. The Company utilized updated forecasts for the income approach as part of the goodwill impairment review. Based on the earnings and cash flow forecasts for the Belts and Chain reporting unit within the Industrial Motion segment, the Company determined that the reporting unit could not support the carrying value of its goodwill. As a result, the Company recorded a pretax impairment loss of $28.3 million during the first quarter of 2023, which was reported in impairment and restructuring charges on the Consolidated Statement of Income.
The acquisitions of Lagersmit, iMECH, Rosa, Des-Case, Nadella and ARB added goodwill of $58.5 million, $12.8 million, $6.5 million, $78.9 million, $128.5 million and $0.4 million, respectively, in 2023. Goodwill arising from these acquisitions is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining the companies. The goodwill related to iMECH and ARB is deductible for tax purposes and will be amortized over 15 years. For the other 2023 acquisitions, goodwill will not be deductible for tax purposes.

Note 9 - Goodwill and Other Intangible Assets (continued)
Year ended December 31, 2022:

	Engineered Bearings	Industrial Motion	Total
Beginning Balance	$610.8	$411.9	$1,022.7
Acquisitions	63.6	43.3	106.9
Foreign currency translation adjustments and other changes	5.4	(36.7)	(31.3)
Ending Balance	$679.8	$418.5	$1,098.3
The acquisition of GGB added $63.6 million of goodwill, and the acquisition of Spinea added $43.3 million of goodwill in 2022. In 2023, measurement period adjustments of $0.9 million and $0.1 million, respectively, were recorded to adjust goodwill for GGB and Spinea. Approximately 40% of the goodwill for GGB is being deducted for tax purposes, and all of the goodwill for Spinea is being deducted for tax purposes.
No material goodwill impairment losses were recorded in 2022 or 2021.

Intangible Assets:
The following table displays intangible assets as of December 31, 2023 and 2022:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$776.5	$(222.8)	$553.7	$561.5	$(183.2)	$378.3
Technology and know-how	343.3	(100.9)	242.4	273.1	(80.4)	192.7
Trade names	71.3	(11.2)	60.1	18.4	(8.7)	9.7
Capitalized Software	299.5	(272.8)	26.7	288.4	(266.3)	22.1
Other	10.8	(8.7)	2.1	3.3	(2.3)	1.0
	$1,501.4	$(616.4)	$885.0	$1,144.7	$(540.9)	$603.8
Intangible assets not subject to amortization:
Trade names	$137.7		$137.7	$152.8		$152.8
FAA air agency certificates	8.7		8.7	8.7		8.7
	$146.4		$146.4	$161.5		$161.5
Total intangible assets	$1,647.8	$(616.4)	$1,031.4	$1,306.2	$(540.9)	$765.3
Intangible assets acquired in 2023 totaled $306.7 million. Intangible assets subject to amortization were assigned useful lives of one to 20 years and had a weighted-average amortization period of 15.1 years.
Amortization expense for intangible assets was $72.3 million, $50.6 million and $54.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense for intangible assets is estimated to be approximately $77 million in 2024, $72 million in 2025, $70 million in 2026, $68 million in 2027 and $67 million in 2028.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of December 31, 2023 and 2022:

(Dollars in millions)
	2023	2022
Sales rebates	$79.0	$82.9
Deferred revenue	45.4	54.3
Operating lease liabilities	25.9	24.1
Product warranty	15.2	23.5
Freight and duties	13.4	21.7
Current derivative liability	11.4	19.8
Taxes other than income and payroll taxes	17.8	18.7
Professional fees	12.5	17.4
Interest	16.4	15.0
Restructuring	5.8	3.1
Other	74.3	72.4
Total other current liabilities	$317.1	$352.9

Note 11 - Leasing
The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.
Lease expense for the years ended December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Operating lease expense	$33.5	$30.3	$34.1
Amortization of right-of-use assets on finance leases	2.2	1.7	2.3
Total lease expense	$35.7	$32.0	$36.4
Cash flows from operating and financing leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33.6	$30.1	$32.9
Financing cash flows from finance leases	2.1	1.2	2.2
The following tables present the impact of leasing on the Consolidated Balance Sheets at December 31, 2023 and 2022:

Operating Leases	2023	2022
Lease assets:
Operating lease assets	$119.7	$101.4
Lease liabilities:
Short-term operating lease liabilities	$25.9	$24.1
Long-term operating lease liabilities	78.7	65.2
Total operating lease liabilities	$104.6	$89.3
Short-term operating lease liabilities at December 31, 2023 and 2022 are included in other current liabilities on the Consolidated Balance Sheets.

Finance Leases	2023	2022
Lease assets:
Property, plant and equipment, net	$8.9	$4.0
Lease liabilities:
Current portion of long-term debt	$2.4	$1.3
Long-term debt	6.1	1.9
Total finance lease liabilities	$8.5	$3.2

Note 11 - Leasing (continued)
Future minimum lease payments under non-cancellable leases at December 31, 2023 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2024	$29.8	$2.6
2025	25.5	2.1
2026	18.1	1.8
2027	13.9	1.0
2028	10.9	0.5
Thereafter	18.8	1.4
Total future minimum lease payments	$117.0	$9.4
Less: imputed interest	(12.4)	(0.9)
Total	$104.6	$8.5
The following tables present lease assets added for the periods ended December 31, 2023 and 2022:

	2023	2022
Lease assets added in the period:
Operating leases	$23.3	$22.1
Finance leases	7.9	0.9
The following tables present other information related to leases at December 31, 2023 and 2022:

	2023	2022
Weighted-average remaining lease term:
Operating leases	5.3 years	5.4 years
Finance leases	5.1 years	2.8 years
Weighted-average discount rate:
Operating leases	4.20%	3.55%
Finance leases	4.24%	3.07%

Note 12 - Financing Arrangements
Short-term debt as of December 31, 2023 and 2022 was as follows:

	2023	2022
Variable-rate Term Loan(1) maturing on August 16, 2024, with an interest rate of 5.112% at December 31, 2023	$220.8	$—
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 4.35% to 7.33% at December 31, 2023 and 2.38% to 5.50% at December 31, 2022	25.4	46.3
Short-term debt	$246.2	$46.3
On August 16, 2023, the Company entered into a €200 million variable-rate term loan ("2024 Term Loan"), maturing on August 16, 2024. Proceeds from the 2024 Term Loan were used to repay borrowings on the Senior Credit Facility and Accounts Receivable Facility, as well as for general corporate purposes. The Company currently intends to repay or replace the 2024 Term Loan prior to its maturity.
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings, with most of these lines of credit being uncommitted. At December 31, 2023, the Company’s foreign subsidiaries had borrowings outstanding of $25.4 million and bank guarantees of $2.1 million. The weighted-average interest rate on these lines of credit during the year were 4.24%, 1.4% and 0.8% in 2023, 2022 and 2021, respectively. The increase in the weighted-average interest rate was primarily due to higher borrowing rates. The weighted-average interest rate on lines of credit outstanding at December 31, 2023 and 2022 was 4.81% and 2.62%, respectively.
Long-term debt as of December 31, 2023 and 2022 was as follows:

	2023	2022
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 6.48% and Euro of 4.85% at December 31, 2023 and 5.10% and 2.21%, respectively, at December 31, 2022	$247.4	$8.5
Variable-rate Accounts Receivable Facility, with an interest rate of 6.42% at December 31, 2023 and of 5.01% at December 31, 2022	67.0	85.0
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 6.58% at December 31, 2023 and of 5.55% at December 31, 2022	399.3	399.1
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	350.0	349.8
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	165.5	160.4
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	397.7	397.2
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.8	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.125%	343.7	342.1
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	12.7	13.6
Other	11.6	6.4
Total debt	$2,149.7	$1,916.9
Less current maturities	359.4	2.7
Long-term debt	$1,790.3	$1,914.2
(1) Net of discount and fees

Note 12 - Financing Arrangements (continued)
The Company renewed the Accounts Receivable Facility on December 6, 2023. The $100.0 million Accounts Receivable Facility matures on November 30, 2026. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $79.1 million at December 31, 2023. As of December 31, 2023, there were $67.0 million outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to $12.1 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The interest rate was 6.4%, 5.0% and 0.9% at December 31, 2023, 2022 and 2021, respectively.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of a $750.0 million Senior Credit Facility and $400.0 million 2027 Term Loan that each mature on December 5, 2027. The Credit Agreement amended and restated the Company's previous revolving credit agreement that was set to mature on June 25, 2024, and replaced the $350.0 million 2023 Term Loan that was set to mature on September 11, 2023. The Credit Agreement also replaced interest rates based on LIBOR with interest rates based SOFR. At December 31, 2023, the Senior Credit Facility had outstanding borrowings of $247.4 million and $1.3 million of letters of credit under the Senior Credit Facility, which reduced the availability under this facility to $501.3 million. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio.
On March 28, 2022, the Company issued the 2032 Notes in the aggregate principal amount of $350.0 million with an interest rate of 4.125%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used for general corporate purposes, which included the repayment of borrowings under the Company's previous senior credit facility and Accounts Receivable Facility at the time of issuance.
The Company has the 2024 Notes in the aggregate principal amount of $350.0 million with an interest rate of 3.875%, maturing on September 1, 2024. The Company currently intends to refinance the 2024 Notes prior to their maturity.
At December 31, 2023, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2023, outstanding letters of credit totaled $59.6 million, primarily having expiration dates within 12 months.
The maturities of long-term debt (including $8.5 million of finance leases) for the years subsequent to December 31, 2023 are as follows:

Year
2024	$359.4
2025	29.1
2026	53.1
2027	837.6
2028	521.2
Thereafter	358.8
Interest paid was $108.8 million in 2023, $72.5 million in 2022 and $56.5 million in 2021. This differs from interest expense due to the timing of payments, the amortization of deferred financing fees and interest capitalized of $0.2 million in 2023, $1.0 million in 2022 and $2.6 million in 2021.

Note 13 - Supply Chain Financing
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
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the twelve months ended December 31, 2023:

December 31, 2023
Confirmed obligations outstanding, January 1	$14.4
Invoices confirmed	97.1
Confirmed invoices paid	(90.2)
Confirmed obligations outstanding, ending balance	$21.3
The obligations outstanding at December 31, 2023 were included in accounts payable, trade on the Consolidated Balance Sheet.

Note 14 - Contingencies
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

On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy, LLC ("Lovejoy") a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 14 unrelated parties, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”). The Company acquired Lovejoy in 2016. Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, including, but not limited to, a release or threatened release on or from Lovejoy's property at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site were settled or dismissed prior to our acquisition of Lovejoy.
The Company had total environmental accruals of $4.7 million and $4.8 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2023 and 2022, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.
Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets for 2023 and 2022 was $15.2 million and $23.5 million, respectively. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The liability primarily relates to accruals for products sold into the automotive and renewable energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. The Company is currently evaluating claims raised by certain customers with respect to the performance of bearings sold into the automotive and wind energy sectors. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position; however, the effect of any such change may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual at December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023	December 31, 2022
Beginning balance, January 1	$23.5	$11.7
Expense	5.9	14.7
Payments	(14.2)	(2.9)
Ending balance	$15.2	$23.5

Note 15 - Stock Compensation
Under its long-term incentive plan, the Company's common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors or its designees, to officers, directors and other key employees. Grants can take the form of performance- or time-based restricted stock units, deferred shares and stock options. A summary of the awards granted in 2023 is presented below:

	Expected to be Settled in Equity	Expected to be Settled in Cash	Total Awards Granted
Performance-based restricted stock units	174,915	6,800	181,715
Time-based restricted stock units	135,420	4,565	139,985
Deferred shares	31,900	—	31,900
Performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and cliff vest three years from the date of grant. Time-based restricted stock units generally vest in 25% increments annually beginning on the first anniversary of the grant. Deferred shares generally cliff vest in a range of two to five years from the date of grant. For time-based restricted stock units that are expected to settle in cash, the Company had $2.0 million and $2.9 million accrued in salaries, wages and benefits as of December 31, 2023 and 2022, respectively, on the Consolidated Balance Sheets.
A summary of stock award activity, including performance-based restricted stock units, time-based restricted stock units and deferred shares that will settle in common shares for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	937,971	$63.31
Granted - new awards	342,235	84.31
Adjusted for performance results achieved (1)	(15,175)	55.37
Vested	(376,261)	53.03
Canceled or expired	(19,384)	72.04
Outstanding - end of year	869,386	$75.00

(1) Adjustments for the number of shares vested under the 2020 awards at the end of the three-year period ended December 31, 2022 being slightly lower than the target number of shares.
The Company distributed shares totaling 376,261 in 2023, 386,594 in 2022 and 577,948 in 2021 due to the vesting of stock awards. The grant date fair value of these vested shares was $20.8 million, $18.7 million and $25.5 million, respectively. The Company recognized compensation expense of $30.5 million, $29.3 million and $18.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, relating to performance-based restricted stock units, time-based restricted stock units, deferred shares and restricted shares.
In addition to performance-based restricted stock units, time-based restricted stock units and deferred shares, the Company has granted stock option awards to officers and key employees. Stock options typically have a ten-year term and generally vest in 25% increments beginning annually on the first anniversary date of grant.

Note 15 - Stock Compensation (continued)
During 2023, 2022 and 2021, the Company recognized stock-based compensation expense of $0.1 million, $1.1 million and $2.0 million, respectively, for stock option awards.
Beginning in 2020, the Company discontinued the use of nonqualified stock options. As such, there were no stock option awards granted in 2023, 2022 or 2021.

A summary of stock option award activity for the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	921,310	$41.61
Exercised	(534,218)	40.83
Canceled or expired	(475)	42.60
Outstanding - end of year	386,617	$42.69	5 years	$14.5
As of December 31, 2023, there were 386,617 stock options outstanding. All of these options are fully vested and are exercisable at December 31, 2023.
The total intrinsic value of stock option awards exercised during the years ended December 31, 2023, 2022 and 2021 was $22.2 million, $7.3 million and $29.4 million, respectively. Net cash proceeds from the exercise of stock option awards were $21.8 million, $8.5 million and $26.0 million, respectively.
As of December 31, 2023, the Company had unrecognized compensation expense of $37.4 million related to stock options and stock awards, which is expected to be recognized over a total weighted-average period of two years. There were 3.2 million shares available for future grants for all plans at December 31, 2023.

Note 16 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:
Year ended December 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$4.9	$28.3	$33.2
Severance and related benefit costs	5.5	5.6	11.1
Exit costs	0.9	0.3	1.2
Total	$11.3	$34.2	$45.5
Year ended December 31, 2022:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$9.0	$29.3	$38.3
Severance and related benefit costs	2.7	1.5	4.2
Exit costs	1.4	0.2	1.6
Total	$13.1	$31.0	$44.1
Year ended December 31, 2021:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$4.4	$0.1	$4.5
Severance and related benefit costs	0.8	1.8	2.6
Exit costs	1.2	0.6	1.8
Total	$6.4	$2.5	$8.9
The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Engineered Bearings:
On January 16, 2023, the Company announced the closure of its bearing plant in Gaffney, South Carolina. The facility ceased operations at the end of the fourth quarter of 2023 and affected approximately 225 employees. The Company transferred its operations to other bearing manufacturing facilities. The Company expects to incur approximately $12 million to $14 million of pretax costs in total related to this closure. During 2023, the Company recorded severance and related benefits of $3.6 million and exit costs of $0.6 million related to this closure. During 2022, the Company recorded severance and related benefits of $0.9 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $12.5 million as of December 31, 2023, including rationalization costs recorded in cost of products sold.
As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended its operations in Russia in 2022. During the year ended December 31, 2023, the Company recorded impairment charges of $3.9 million related to certain assets of its Russian JV. During the year ended December 31, 2022, the Company recorded impairment charges of $9.0 million related to certain assets of its Russian JV. During the fourth quarter of 2023, after evaluating various plans for the Russian JV and the Company's ability to control and influence the joint venture, the Company concluded it should deconsolidate its Russian JV and wrote-down the remaining investment of $4.7 million.
During the year ended December 31, 2023, the Company classified TWB as assets held for sale and recorded impairment charges of $1.0 million. The Company subsequently completed the sale of TWB on October 16, 2023.

Note 16 - Impairment and Restructuring Charges (continued)
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company transferred the manufacturing of its single-row tapered roller bearing production to other bearing facilities. The Company completed the closure of the facility on October 31, 2022, and it affected approximately 110 employees. During 2022, the Company recorded severance and related benefits of $1.4 million and exit costs of $1.6 million related to this closure. During 2021, the Company recorded impairment charges of $1.0 million, severance and related benefit costs of $1.8 million and exit costs of $1.1 million related to this closure. The exit costs recognized in 2022 and 2021 primarily related to environmental remediation. The Company incurred cumulative pretax costs related to this closure of $9.9 million as of December 31, 2022, including rationalization costs recorded in cost of products sold. On November 1, 2022, the Company completed the sale of this facility and recognized a pretax gain of $3.6 million.
During the year ended December 31, 2021, the Company recorded impairment charges of $3.4 million related to certain engineering-related assets used in the business. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.
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
On February 4, 2020, the Company announced the closure of its chain plant in Indianapolis, Indiana. This plant was part of the Diamond Chain acquisition completed on April 1, 2019. The Company transferred the majority of its Diamond Chain product line to its chain facility in Fulton, Illinois. The chain plant ceased operations on April 30, 2023 and affected approximately 240 employees. The Company hired approximately 130 full-time positions in Fulton, Illinois. During 2021, the Company recorded severance and related benefits costs of $1.2 million related to this closure. The Company incurred cumulative pretax costs related to this closure of $14.5 million as of December 31, 2023, including rationalization costs recorded in cost of products sold.
During the year ended December 31, 2023, the Company recorded severance and related benefits of $2.2 million related to one of its automatic lubrication systems facilities in Europe and $1.5 million related to its gear drive manufacturing facility in Europe to align current employment levels with current demand.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31, 2023 and 2022:

	2023	2022
Beginning balance, January 1	$3.1	$7.0
Expense	12.3	5.8
Payments	(9.6)	(9.7)
Ending balance, December 31	$5.8	$3.1
The restructuring accrual at December 31, 2023 and 2022 is included in other current liabilities on the Consolidated Balance Sheets.

Note 17 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans generally are noncontributory. Pension benefits earned generally are based on years of service and compensation during active employment. The cash contributions and payments for the Company’s defined benefit pension plans were $27.1 million, $11.2 million and $20.4 million in 2023, 2022 and 2021, respectively. The 2021 contributions and payments included a $10.0 million payout of deferred compensation to a former executive officer of the Company.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$0.8	$6.9	$9.5	$1.6	$1.6	$2.0
Interest cost	17.9	17.7	17.6	10.4	5.7	4.4
Expected return on plan assets	(8.5)	(18.9)	(23.2)	(10.4)	(9.3)	(10.2)
Amortization of prior service cost	0.2	1.2	1.2	0.2	0.1	0.2
Recognition of net actuarial losses (gains)	9.2	22.6	13.9	12.4	(6.6)	(9.5)
Net periodic benefit cost (credit)	$19.6	$29.5	$19.0	$14.2	$(8.5)	$(13.1)

Assumptions	2023	2022	2021
U.S. Plans:
Discount rate	5.62% to 5.74%	3.03% to 4.95%	2.71% to 2.91%
Future compensation assumption	2.50% to 3.50%	2.50% to 3.50%	2.50%
Expected long-term return on plan assets	4.31% to 4.91%	4.35% to 5.65%	4.15% to 4.90%
International Plans:
Discount rate	3.70% to 10.70%	1.00% to 9.50%	0.25% to 7.75%
Future compensation assumption	2.80% to 8.00%	2.10% to 8.00%	1.90% to 8.18%
Expected long-term return on plan assets	2.50% to 8.90%	2.00% to 8.90%	2.00% to 9.00%
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2023	2022
U.S. Plans:
Discount rate	5.37% to 5.53%	5.62% to 5.74%
Future compensation assumption	3.25%	2.50%
International Plans:
Discount rate	3.15% to 11.70%	3.70% to 10.70%
Future compensation assumption	3.00% to 8.00%	2.80% to 10.00%

Note 17 - Retirement Benefit Plans (continued)
The Company recognized actuarial losses of $21.6 million during 2023 primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $17.6 million and the impact of experience losses of $10.3 million, partially offset by changes in mortality of $6.0 million primarily related to the U.K. plan obligations and other actuarial gains of $0.3 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 24 basis point reduction in the weighted-average discount rate used to measure its U.S. plan obligations, which decreased from 5.64% in 2022 to 5.40% in 2023, and a 33 basis point decrease in the discount rate used to measure its U.K. plan obligations, which decreased from 4.81% in 2022 to 4.48% in 2023. Returns on plan assets had no impact on actuarial losses for 2023.
The Company recognized actuarial losses of $16.0 million during 2022 primarily due to the impact of lower than expected returns on plan assets of $220.6 million, the impact of experience losses of $33.0 million, the impact of inflation of $5.4 million and other actuarial losses of $0.2 million, partially offset by the favorable impact of a net increase in the discount rate used to measure its defined benefit pension obligations of $243.2 million. The impact of the net increase in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 257 basis point increase in the weighted-average discount rate used to measure its U.S. plan obligations, which increased from 3.07% in 2021 to 5.64% in 2022, and a 301 basis point increase in the discount rate used to measure its U.K. plan obligations, which increased from 1.80% in 2021 to 4.81% in 2022.
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
For expense purposes in 2023, the Company applied a weighted-average discount rate of 5.64% to its U.S. defined benefit pension plans. For expense purposes in 2024, the Company will apply a weighted-average discount rate of 5.40% to its U.S. defined benefit pension plans.
For expense purposes in 2023, the Company applied a weighted-average expected rate of return of 4.47% for the Company’s U.S. pension plan assets. For expense purposes in 2024, the Company will apply a weighted-average expected rate of return on plan assets of 3.94%.

Note 17 - Retirement Benefit Plans (continued)
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2023 and 2022:

	U.S. Plans		International Plans
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$335.3	$566.3	$218.1	$343.1
Service cost	0.8	6.9	1.6	1.6
Interest cost	17.9	17.7	10.4	5.7
Actuarial losses (gains)	10.8	(116.4)	10.8	(88.2)
International plan exchange rate change	—	—	10.4	(32.6)
Benefits paid	(31.6)	(139.2)	(14.7)	(14.7)
Acquisitions	—	—	3.9	3.2
Other	—	—	1.8	—
Benefit obligation at end of year	$333.2	$335.3	$242.3	$218.1

Change in plan assets:
Fair value of plan assets at beginning of year	$201.6	$455.7	$185.5	$296.8
Actual return on plan assets	10.1	(120.1)	8.8	(72.3)
Company contributions / payments	19.1	5.2	8.0	6.0
International plan exchange rate change	—	—	9.2	(30.3)
Benefits paid	(31.6)	(139.2)	(14.7)	(14.7)
Fair value of plan assets at end of year	199.2	201.6	196.8	185.5
Funded status at end of year	$(134.0)	$(133.7)	$(45.5)	$(32.6)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$—	$—	$—	$0.3
Current liabilities	(4.8)	(4.8)	(2.4)	(1.5)
Non-current liabilities	(129.2)	(128.9)	(43.1)	(31.4)
	$(134.0)	$(133.7)	$(45.5)	$(32.6)

Amounts recognized in accumulated other comprehensive loss (income):
Net prior service cost	$0.1	$0.3	$3.6	$3.6
Accumulated other comprehensive loss (income)	$0.1	$0.3	$3.6	$3.6

Changes in prior service cost recognized in accumulated other comprehensive loss (income):
Accumulated other comprehensive loss (income) at beginning of year	$0.3	$1.5	$3.6	$4.2
Recognized prior service cost	(0.2)	(1.2)	(0.2)	(0.1)
Foreign currency impact	—	—	0.2	(0.5)
Total recognized in accumulated other comprehensive loss (income) at December 31	$0.1	$0.3	$3.6	$3.6
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 17 - Retirement Benefit Plans (continued)
Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2022. As a result, $0.3 million at December 31, 2022 was included in other non-current assets on the Consolidated Balance Sheets. No defined benefit pension plans were overfunded as of December 31, 2023. The current portion of accrued pension benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $7.2 million and $6.3 million at December 31, 2023 and 2022, respectively. In 2023, the current portion of accrued pension benefits relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
The four largest defined benefit pension plans, covering certain employees in the United States and U.K., represent 83% and 84% of the Company's projected benefit obligation at December 31, 2023 and 2022, respectively. These defined benefit pension plans are closed to new entrants and benefits have been frozen for three of these plans.
The accumulated benefit obligation at December 31, 2023 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $566.7 million, the accumulated benefit obligation was $561.0 million and the fair value of plan assets was $387.7 million at December 31, 2023.
The total accumulated benefit obligation for all plans was $567.0 million and $546.0 million at December 31, 2023 and 2022, respectively.
Investment performance increased the value of the Company’s pension assets by 6.3% in 2023 largely due to decreases in bond rates.
As of December 31, 2023, 2022 and 2021, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.
Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2023 and 2022, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2023	2022
Equity securities	10%	to	16%	13%	18%
Fixed income securities	78%	to	90%	84%	77%
Other investments	2%	to	4%	3%	5%
Total				100%	100%
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

Note 17 - Retirement Benefit Plans (continued)
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
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$28.0	$—	$—	$28.0	$22.9	$—	$—	$22.9
Government and agency securities	9.0	—	—	9.0	10.7	0.9	—	11.6
Corporate bonds - investment grade	—	—	—	—	—	31.5	—	31.5
Equity securities - U.S. companies	0.1	—	—	0.1	0.1	—	—	0.1
Common collective funds - fixed income	31.0	—	—	31.0	29.9	—	—	29.9
Mutual funds - fixed income	30.5	—	—	30.5	31.6	—	—	31.6
Mutual funds - international equity	—	—	—	—	21.5	—	—	21.5
	$98.6	$—	$—	$98.6	$116.7	$32.4	$—	$149.1
Investments measured at net asset value:
Equity securities - international companies				$—				$0.4
Common collective funds - domestic equities				—				19.9
Common collective funds - international equities				45.8				17.5
Common collective funds - fixed income				166.1				82.6
Common collective funds - diversified growth				—				12.1
Limited partnerships				5.4				6.8
Real estate partnerships				3.5				5.2
Other liability-driven investments				51.6				68.6
Other assets				25.0				24.9
Total Assets				$396.0				$387.1
International investments measured at net asset value totaled $164.0 million and $155.0 million at December 31, 2023 and 2022, respectively.
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

Note 17 - Retirement Benefit Plans (continued)
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
Cash Flows:

Employer Contributions to Defined Benefit Plans
2022	$11.2
2023	27.1
2024 (estimated)	25.0

Estimated future benefit payments, including estimated lump sum distributions, are expected to be as follows:

Benefit Payments
2024	$49.9
2025	46.2
2026	47.3
2027	43.7
2028	43.1
2029-2033	204.4

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company made contributions to its defined contribution plans of $35.6 million, $29.4 million and $27.3 million in 2023, 2022 and 2021, respectively.

Note 18 - Other Postretirement Benefit Plans
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
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2023	2022	2021
Components of net periodic credit:
Service cost	$0.1	$0.2	$0.2
Interest cost	1.9	1.4	1.5
Amortization of prior service credit	(8.3)	(10.1)	(10.1)
Recognition of net actuarial gains	(1.0)	(13.1)	(4.1)
Net periodic credit	$(7.3)	$(21.6)	$(12.5)

Assumptions:	2023	2022	2021
Discount rate	5.75%	2.99%	2.62%
The following table summarizes assumptions used to measure the benefit obligation for the other postretirement benefit plans at December 31:

Assumptions:	2023	2022
Discount rate	5.55%	5.75%
The Company recognized actuarial gains of $1.0 million during 2023 primarily due to lower than expected benefit payments of $1.4 million and $0.1 million due to changes in other actuarial assumptions. These actuarial gains were partially offset a $0.5 million loss due to the impact of a 20 basis point decrease in the discount rate used to measure the Company's defined benefit postretirement obligations, which decreased from 5.75% in 2022 to 5.55% in 2023.
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

Note 18 - Other Postretirement Benefit Plans (continued)
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
For expense purposes in 2023, the Company applied a discount rate of 5.75% to its other postretirement benefit plans. For expense purposes in 2024, the Company will apply a discount rate of 5.55% to its other postretirement benefit plans.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the other postretirement benefit plans as of December 31, 2023 and 2022:

	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$35.5	$51.1
Service cost	0.1	0.2
Interest cost	1.9	1.4
Plan amendments	—	(0.6)
Actuarial gains	(1.0)	(13.1)
International plan exchange rate change	(0.1)	(0.1)
Benefits paid	(2.7)	(3.4)
Benefit obligation at end of year	$33.7	$35.5
Funded status at end of year	$(33.7)	$(35.5)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(3.5)	$(4.1)
Non-current liabilities	(30.2)	(31.4)
	$(33.7)	$(35.5)

Amounts recognized in accumulated other comprehensive loss:
Net prior service credit	$(63.6)	$(71.9)
Accumulated other comprehensive loss	$(63.6)	$(71.9)

Changes to prior service credit recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$(71.9)	$(81.4)
Prior service credit	—	(0.6)
Recognized prior service credit	8.3	10.1
Total recognized in accumulated other comprehensive loss at December 31	$(63.6)	$(71.9)
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The current portion of accrued postretirement benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $3.5 million and $4.1 million at December 31, 2023 and 2022, respectively. In 2023, the current portion of accrued postretirement benefits related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

Note 18 - Other Postretirement Benefit Plans (continued)
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 6.25% for 2024, declining gradually to 5.0% in 2029 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2024 through 2026, and are assumed to increase by $5 per year for 2027 to 2028 and then 6.0% for 2028, declining gradually to 5.0% in 2032 and thereafter.
Cash Flows:
Estimated future benefit payments to be funded by the Company are expected to be as follows:

Future Benefit Payments
2024	$3.6
2025	3.6
2026	3.6
2027	3.5
2028	3.4
2029-2033	13.8

Note 19 - Sale of Shares of Timken India Limited
On June 20, 2023, the Company completed the sale of 7.6 million shares of TIL, a publicly traded subsidiary of the Company, generating net proceeds of $229 million after estimated income taxes of $55 million and transaction costs. The sale reduced the Company’s ownership in TIL from 67.8 percent to 57.7 percent.

Note 20 - Accumulated Other Comprehensive (Loss) Income
The following tables present details about components of accumulated other comprehensive (loss) income for the years ended December 31, 2023 and December 31, 2022:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2022	$(235.7)	$50.8	$3.0	$(181.9)
Ownership changes	6.6	—	—	6.6
Other comprehensive income (loss) before reclassifications and income taxes	33.5	(0.2)	(2.0)	31.3
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(7.9)	0.9	(7.0)
Income tax benefit	—	2.0	0.3	2.3
Net current period other comprehensive income (loss), net of income taxes and ownership changes	40.1	(6.1)	(0.8)	33.2
Noncontrolling interest	1.8	—	—	1.8
Net current period comprehensive income (loss), net of income taxes, noncontrolling interest and ownership changes	41.9	(6.1)	(0.8)	35.0
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2021	$(80.3)	$56.6	$0.7	$(23.0)
Other comprehensive (loss) income before reclassifications and income taxes	(162.7)	1.1	6.6	(155.0)
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(8.8)	(3.7)	(12.5)
Income tax benefit (expense)	—	1.9	(0.6)	1.3
Net current period other comprehensive (loss) income, net of income taxes	(162.7)	(5.8)	2.3	(166.2)
Noncontrolling interest	7.3	—	—	7.3
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(155.4)	(5.8)	2.3	(158.9)
Balance at December 31, 2022	$(235.7)	$50.8	$3.0	$(181.9)
Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

Note 21 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.4	$381.0	$3.4	$—
Cash and cash equivalents measured at net asset value	34.5
Restricted cash	0.4	0.4	—	—
Short-term investments	31.6	—	31.6	—
Foreign currency forward contracts	3.3	—	3.3	—
Total Assets	$454.2	$381.4	$38.3	$—
Liabilities:
Foreign currency forward contracts	$11.4	$—	$11.4	$—
Total Liabilities	$11.4	$—	$11.4	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$292.1	$289.3	$2.8	$—
Cash and cash equivalents measured at net asset value	39.5
Restricted cash	9.1	9.1	—	—
Short-term investments	39.2	—	39.2	—
Interest rate swap	3.1	—	3.1	—
Foreign currency forward contracts	4.5	—	4.5	—
Total Assets	$387.5	$298.4	$49.6	$—
Liabilities:
Foreign currency forward contracts	$19.8	$—	$19.8	$—
Total Liabilities	$19.8	$—	$19.8	$—
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
In addition, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events such as purchase accounting for acquisitions or goodwill impairment.
During the third quarter of 2023, TWB was reclassified to assets held for sale. In conjunction with this reclassification, the legal entity, with a carrying value of $10.3 million, was written down to $9.3 million, which represented its estimated fair value less the cost to sell, resulting in an impairment charge of $1.0 million. The fair value for these net assets was determined based on an estimate of the value expected to be received upon the sale of this business. See Note 2 - Acquisitions and Divestitures for further discussion.
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

Note 21 - Fair Value (continued)
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
In 2022, property, plant and equipment at the Russian JV, with a carrying value of $16.1 million, were written down to their fair value of $7.1 million, resulting in an impairment charge of $9.0 million. The fair value for these assets was determined based on an estimate of the best price that would be received in a current transaction to sell the assets to a third party.
No other material assets were measured at fair value on a nonrecurring basis during the years ended December 31, 2023 and 2022.
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,387.7 million and $1,353.5 million at December 31, 2023 and 2022, respectively. The carrying value of this debt was $1,424.3 million and $1,417.9 million at December 31, 2023 and 2022, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

Note 22 - Derivative Instruments
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
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes") as a hedge against its net investment in one of its European affiliates. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the twelve months ended December 31, 2023 was to record a loss of $1.8 million to accumulated comprehensive loss (income) with a corresponding offset to other (expense) income, which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.
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
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2023 and 2022, the Company had $591.8 million and $635.6 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 21 - Fair Value for the fair value disclosure of derivative financial instruments.
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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of December 31, 2023 and 2022, the Company had $73.8 million and $82.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
The maximum length of time over which the Company hedges it exposure to the variability in future cash flows for forecast transactions is generally eighteen months or less.

Note 22 - Derivative Instruments (continued)
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
As of December 31, 2023 and 2022, the Company had $518.0 million and $553.3 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the years ended December 31, 2023, 2022 and 2021, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2023	2022	2021
Foreign currency forward contracts	Other income (expense), net	$(15.0)	$(25.2)	$3.6

Note 23 - Research and Development
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

	Year Ended December 31,
Expenditures as a percentage of sales	2023	2022	2021
Research and Development Expense	0.8%	0.8%	0.9%
Engineering Expense	1.9%	1.5%	1.4%
Total	2.7%	2.3%	2.3%

Note 24 - Government Assistance
From time to time, the Company receives government assistance in the form of grants and other incentives from various governments to support capital projects and other business development. The amount received is typically based on the amount of qualifying capital expenditures or business development costs in the countries providing the government assistance. The Company typically has to meet certain requirements, such as adding or maintaining a specified number of qualifying positions, to retain the government assistance or the funds can be clawed back by the government. Once the Company determines that it will meet the requirements of the government assistance, the funds are recognized over the life of the related assets or as the costs are incurred. For amounts that are expected to be paid back, the Company recognizes applicable interest expense.
As of December 31, 2023, the Company has $1.6 million and $36.0 million of government assistance in other current liabilities and other non-current liabilities, respectively. In addition, the Company cumulatively recorded $7.5 million and $0.2 million of government assistance as a reduction to cost of products sold and SG&A, respectively. The Company also cumulatively recognized interest expense of $1.6 million related to the expected shortfall of incentive obligations. The following paragraphs discuss the Company's most significant government assistance programs.
In 2022, the Company acquired Spinea. Prior to the acquisition, Spinea received incentives totaling $18.0 million from the Slovakian Government to invest in a new production facility and related machinery and equipment. As a result, Spinea is required to create 450 new jobs. If Spinea is unable to meet these commitments, all or a portion of the incentive could be recaptured with interest by October 2027. The Company is currently accounting for a potential shortfall of $16.7 million, including interest. The remaining amount is being amortized over the period the costs are being incurred. The Company recorded amortization expense of $2.1 million as a reduction to cost of products sold. In addition, the Company recorded total interest expense of $0.5 million due to the possibility of having to pay a portion of the incentive back.
In 2017 and 2018, the Company received grants from the Romanian Government for the reimbursement of capital investments for its new production facility, totaling $16.5 million. While the original grants were based on capital investments, the Company needs to pay various taxes, including corporate income tax, payroll taxes and building tax, totaling $16.5 million between 2019 through 2024. If the total tax obligation is not met, any shortfall could result in a recapture of the grant with interest as early as December 2024. The Company is currently accounting for a potential shortfall of $8.4 million, including interest. The incentive is being amortized over the useful life of the assets. Cumulatively as of December 31, 2023, the Company recorded amortization expense of $1.6 million as a reduction to cost of products sold. In addition, the Company recorded total interest expense of $1.1 million due to the expectation of having to pay a portion of the grant back.
The Company may have receive other government assistance that is not described above; however, the total amount of the government assistance is immaterial to the Company’s Consolidated Financial Statements.

Note 25 - Quarterly Financial Data
(Unaudited)

	2023
	1st	2nd	3rd	4th	Total
Net sales	$1,262.8	$1,272.3	$1,142.7	$1,091.2	$4,769.0
Cost of products sold	846.0	866.9	787.1	759.9	3,259.9
Selling, general and administrative expenses	186.8	184.9	179.6	189.5	740.8
Amortization of intangible assets	13.5	17.3	17.5	17.4	65.7
Impairment and restructuring charges	28.9	2.5	8.9	5.2	45.5
Operating income	187.6	200.7	149.6	119.2	657.1
Net income (1)	125.7	129.5	90.9	61.9	408.0
Net income attributable to noncontrolling interests	3.4	4.3	3.0	3.2	13.9
Net income attributable to The Timken Company	122.3	125.2	87.9	58.7	394.1
Net income per share - Basic:	$1.69	$1.74	$1.24	$0.84	$5.52
Net income per share - Diluted:	$1.67	$1.73	$1.23	$0.83	$5.47
Dividends per share	$0.31	$0.33	$0.33	$0.33	$1.30

	2022
	1st	2nd	3rd	4th	Total
Net sales	$1,124.6	$1,153.7	$1,136.4	$1,082.0	$4,496.7
Cost of products sold	786.3	801.3	802.9	774.2	3,164.7
Selling, general and administrative expenses	154.1	155.9	159.8	167.3	637.1
Amortization of intangible assets	10.9	10.6	10.7	11.7	43.9
Impairment and restructuring charges	1.0	10.0	31.3	1.8	44.1
Operating income	172.3	175.9	131.7	127.0	606.9
Net income (2)	121.9	105.6	90.4	99.1	417.0
Net income attributable to noncontrolling interests	3.7	0.6	3.4	1.9	9.6
Net income attributable to The Timken Company	118.2	105.0	87.0	97.2	407.4
Net income per share - Basic:	$1.58	$1.43	$1.19	$1.34	$5.54
Net income per share - Diluted:	$1.56	$1.42	$1.18	$1.32	$5.48
Dividends per share	$0.30	$0.31	$0.31	$0.31	$1.23
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(1)Net income for the first quarter of 2023 included goodwill impairment charges of $28.3 million. Net income for the fourth quarter of 2023 included net actuarial losses of $22.3 million.
(2)Net income for the second quarter of 2022 included net actuarial losses of $11.6 million. Net income for the third quarter of 2022 included impairment charges of $29.3 million. Net income for the fourth quarter of 2022 included net actuarial gains of $12.3 million.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

United States and United Kingdom Pension Benefit Obligations
Description of the Matter
At December 31, 2023, the Company’s pension benefit obligation was $575.5 million. The four plans with the largest pension benefit obligations, covering certain employees in the United States and the United Kingdom, comprised 83% of the total projected benefit obligation as of December 31, 2023. As explained in Note 1 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement.
Auditing the pension benefit obligations of these four plans was complex and required the involvement of specialists due to the estimation uncertainty involved in determining the discount rates used in the measurement of these benefit obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the measurement of the pension benefit obligations. For example, we tested controls over management’s review of the discount rates used in the measurement of these benefit obligations.
To test the pension benefit obligation, our audit procedures included, among others, evaluating the methodology used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and, we involved actuarial specialists to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the pension benefit obligations. In certain instances, as part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data used in the determination of the projected benefit obligations.

Valuation of Customer Relationships Intangible Asset in the Acquisition of Leonardo Top S.a.r.l.
Description of the Matter
As described in Note 2 to the consolidated financial statements, during April 2023, the Company completed the acquisition of Leonardo Top S.a.r.l. (“Nadella”) for $293.5 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting and the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value and is subject to change based on the finalization of the fair values of the assets acquired and liabilities assumed.
Auditing the Company’s accounting for the preliminary allocation of the purchase price for its acquisition of Nadella was complex due to the significant estimation uncertainty involved in estimating the fair value of the customer relationships intangible asset, which was recorded on a preliminary basis. The total preliminary fair value ascribed to the customer relationships intangible asset amounted to $107.2 million. The Company used a discounted cash flow model to value the customer relationships intangible asset. The significant assumptions used to estimate the preliminary fair value of customer relationships intangible asset included the projected EBITDA margins and customer attrition rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of Nadella. For example, we tested controls that address the risks of material misstatement relating to the valuation of the customer relationships intangible asset, including management’s review of the methods and significant assumptions used to develop such estimate.
To test the estimated fair value of the customer relationships intangible asset, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the model and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, when evaluating the assumptions related to the projected EBITDA margins, we compared the assumptions to the past performance of Nadella and forecasted performance of the guideline public companies. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationships intangible asset that would result from changes in the significant assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used by the Company to determine the preliminary fair value estimate of the customer relationships intangible asset, including the projected EBITDA margins and customer attrition rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1910.

Cleveland, Ohio
February 26, 2024

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
There have been no changes during the Company’s fourth quarter of 2023 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control–Integrated Framework,” management believes that, as of December 31, 2023, Timken’s internal control over financial reporting is effective.
During 2023, the Company completed six acquisitions: Lagersmit, iMECH, Rosa, Des-Case, Nadella and ARB. The results of these acquisitions are included in the Company's consolidated financial statements for 2023. The total and net assets of these acquisitions represented 13% of the Company's total assets and 25% of the Company's net assets as of December 31, 2023. The net sales of these acquisitions in the aggregate represented 3% of the Company's consolidated net sales for 2023. The scope of the Company's assessment of the effectiveness of internal control over financial reporting does not include the Lagersmit, iMECH, Rosa, Des-Case, ARB and Nadella acquisitions noted above. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company
Opinion on Internal Control Over Financial Reporting
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Timken Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of American Roller Bearing Company (ARB), Leonardo Top S.a.r.l. (Nadella), D-C Filtration Holdings Corp. (Des-Case), Rosa Sistemi S.p.A. (Rosa), Innovative Mechanical Solutions (iMECH) or Lagersmit Holding B.V. (Lagersmit), which are included in the 2023 consolidated financial statements of the Company and constituted 13% and 25% of total and net assets, respectively, as of December 31, 2023 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ARB, Nadella, Des-Case, Rosa, iMECH or Lagersmit.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) of the Company and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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
February 26, 2024

Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the caption "Nominees" in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 3, 2024 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Experts is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

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
Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2023 Summary Compensation Table,” “2023 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “2023 Option Exercises and Stock Vested,” “2023 Pension Benefits Table,” “2023 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” "CEO Pay Ratio," "Equity Compensation Plan Information," “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2023 and 2022 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditor” in the Proxy Statement, and is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) - Listing of Exhibits

Exhibit

(3.1)	Amended Articles of Incorporation of the Registrant (effective May 11, 2023), were filed on August 3, 2023 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of the Registrant adopted on May 10, 2016, were filed on July 28, 2016 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(4.1)	Fifth Amended and Restated Credit Agreement, dated as of December 5, 2022, among The Timken Company, Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agents, and the Lenders party thereto, was filed on December 6, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.*

(4.2)	Indenture, dated as of August 20, 2014, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., was filed on August 20, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.3)	Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	First Supplemental Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note), was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.5)	Indenture, dated as of March 28, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, was filed on March 28, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.6)	First Supplemental Indenture, dated as of March 28, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), was filed on March 28, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.7)	Description of The Timken Company Common Shares was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the Registrant's consolidated total assets. The Registrant agrees to furnish a copy of such agreements upon request.*

Management Contracts and Compensation Plans

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective as of January 1, 2023, was filed on February 16, 2023 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.
.
(10.2)	The Timken Company Director Deferred Compensation Plan, amended and restated effective December 31, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	Form of The Timken Company 1996 Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	Form of The Timken Company Director Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.5)	The Timken Company 2011 Long-Term Incentive Plan, as amended and restated as of February 13, 2015 for directors, officers and other key employees as approved by the shareholders on May 7, 2015 was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)	The Timken Company 2019 Equity and Incentive Compensation Plan for directors, officers and other key employees as approved by the shareholders on May 10, 2019 was filed on March 22, 2019 as Appendix B to Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.7)	Amended and Restated Supplemental Pension Plan of The Timken Company, amended and restated effective as of January 1, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.8)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Amendment No. 1 to the Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of October 1, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	The Timken Company Short-Term Incentive Plan Global Plan Document for officers and other key employees, amended and restated effective as of January 1, 2021 and pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, was filed on February 15, 2022 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.12)
Form of Severance Agreement (for Executive Officers appointed on or after November 12, 2015), as adopted on November 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)	Form of Severance Agreement as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)	Amended and Restated Severance Agreement with Andreas Roellgen, dated as of December 9, 2022, was filed on February 16, 2023 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Form of Indemnification Agreement for Directors was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Form of Indemnification Agreement for Executive Officers was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.18)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	Form of Employee Excess Benefits Agreement, entered into with all Executive Officers after January 1, 2011, was filed on August 4, 2011 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	Amendment No. 1 to the Employee Excess Benefits Agreement, dated January 1, 2011, entered into with Richard G. Kyle, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement with all Executive Officers after January 1, 2011 and Form of Amendment No. 2 to the Amended and Restated Excess Benefits Agreement with certain Executive Officers and certain key employees of the Company, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Amendment No. 2 to the Amended and Restated Employee Excess Benefits Agreement, dated December 17, 2008, entered into with Christopher A. Coughlin, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Amendment No. 3 to the Amended and Restated Employee Excess Benefits Agreement, dated December 18, 2008, entered into with Philip D. Fracassa, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.25)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.42)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.43)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.44)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.45)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.46)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.47)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.48)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.49)	Form of Deferred Share Equivalents Agreement five year cliff vesting), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.50)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.51)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.52)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.53)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.54)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.55)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.56)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.57)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.58)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.59)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.60)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.61)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.62)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.63)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.64)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.65)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.66)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.67)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.68)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.69)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.70)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

*Portions of this exhibit have been omitted, which portions will be furnished to the Securities and Exchange Commission upon request.

Listing of Exhibits (continued)

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	The Timken Company Clawback Policy (effective October 2, 2023).

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
Date: February 26, 2024	Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ Ajita G. Rajendra *
Maria A. Crowe, Director	Ajita G. Rajendra, Director
Date: February 26, 2024	Date: February 26, 2024

By: /s/ Elizabeth A. Harrell *	By: /s/ Frank C. Sullivan *
Elizabeth A. Harrell, Director	Frank C. Sullivan, Director
Date: February 26, 2024	Date: February 26, 2024

By: /s/ Richard G. Kyle *	By: /s/ John M. Timken, Jr. *
Richard G. Kyle, Director	John M. Timken, Jr., Director
Date: February 26, 2024	Date: February 26, 2024

By: /s/ Sarah C. Lauber *	By: /s/ Ward J. Timken, Jr. *
Sarah C. Lauber, Director	Ward J. Timken, Jr., Director
Date: February 26, 2024	Date: February 26, 2024

By: /s/ John A. Luke, Jr. *	By: /s/ Philip D. Fracassa
John A. Luke, Jr., Director	Philip D. Fracassa, attorney-in-fact
Date: February 26, 2024	* By authority of Power of Attorney
filed as Exhibit 24 hereto
By: /s/ Christopher L. Mapes *	Date: February 26, 2024
Christopher L. Mapes, Director
Date: February 26, 2024

By: /s/ James F. Palmer *
James F. Palmer, Director
Date: February 26, 2024

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2023	2022	2021
Balance at beginning of period	$17.9	$16.9	$16.5
Additions:
Charged to costs and expenses (1)	(1.0)	3.7	3.5
Deductions:
Charged to costs and expenses (3)	0.2	0.4	2.5
Charged to other accounts (2)	(0.4)	2.3	0.6
Balance at end of period	$17.1	$17.9	$16.9

Allowance for surplus and obsolete inventory:	2023	2022	2021
Balance at beginning of period	$58.4	$63.3	$54.5
Additions:
Charged to costs and expenses (4)	25.0	12.9	13.4
Charged to other accounts (2)	7.9	1.2	(0.7)
Deductions (5)	17.6	19.0	3.9
Balance at end of period	$73.7	$58.4	$63.3

Valuation allowance on deferred tax assets:	2023	2022	2021
Balance at beginning of period	$31.3	$31.0	$36.7
Additions:
Charged to costs and expenses (6)	10.6	3.1	3.1
Deductions
Charged to costs and expenses (7)	2.1	0.9	7.8
Charged to other accounts (2)	0.5	1.9	1.0
Balance at end of period	$39.3	$31.3	$31.0

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
(7)Amount relates to the reversal of valuation allowances and was recorded as a component of the provision for income taxes. The Company released $2.1 million of foreign valuation allowances for the year ended December 31, 2023. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on valuation allowance reversals.