Form 10-Q
period 2024-03-31
TIMKEN CO
filed 2024-04-30
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common Shares, without par value	70,412,495 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions, except per share data)
Net sales	$1,190.3	$1,262.8
Cost of products sold	792.7	846.0
Selling, general and administrative expenses	190.7	186.8
Amortization of intangible assets	20.0	13.5
Impairment and restructuring charges	2.3	28.9
Operating Income	184.6	187.6
Interest expense	(32.2)	(24.1)
Interest income	2.8	1.5
Non-service pension and other postretirement (expense) income	(1.0)	0.1
Other (expense) income, net	(0.9)	3.1
Income Before Income Taxes	153.3	168.2
Provision for income taxes	42.7	42.5
Net Income	110.6	125.7
Less: Net income attributable to noncontrolling interest	7.1	3.4
Net Income Attributable to The Timken Company	$103.5	$122.3

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.47	$1.69

Diluted earnings per share	$1.46	$1.67
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Net Income	$110.6	$125.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(50.7)	27.7
Pension and postretirement liability adjustments	(1.5)	(1.5)
Change in fair value of derivative financial instruments	1.1	(0.8)
Other comprehensive (loss) income, net of tax	(51.1)	25.4
Comprehensive income, net of tax	59.5	151.1
Less: comprehensive income attributable to noncontrolling interest	6.7	3.7
Comprehensive income attributable to The Timken Company	$52.8	$147.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$421.9	$418.9
Restricted cash	0.4	0.4
Accounts receivable, less allowances (2024 – $15.5 million; 2023 – $17.1 million)	770.4	671.7
Unbilled receivables	134.8	144.5
Inventories, net	1,231.2	1,229.1
Deferred charges and prepaid expenses	51.7	41.5
Other current assets	90.2	128.8
Total Current Assets	2,700.6	2,634.9
Property, Plant and Equipment, net	1,299.0	1,311.9
Other Assets
Goodwill	1,352.9	1,369.6
Other intangible assets, net	990.1	1,031.4
Operating lease assets	122.8	119.7
Deferred income taxes	49.7	44.3
Other non-current assets	28.9	29.9
Total Other Assets	2,544.4	2,594.9
Total Assets	$6,544.0	$6,541.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$373.0	$367.2
Short-term debt, including current portion of long-term debt	601.9	605.6
Salaries, wages and benefits	133.8	161.5
Income taxes payable	25.4	19.9
Other current liabilities	308.6	317.1
Total Current Liabilities	1,442.7	1,471.3
Non-Current Liabilities
Long-term debt	1,797.9	1,790.3
Accrued pension benefits	162.7	172.3
Accrued postretirement benefits	30.3	30.2
Long-term operating lease liabilities	82.2	78.7
Deferred income taxes	185.1	186.5
Other non-current liabilities	108.1	110.0
Total Non-Current Liabilities	2,366.3	2,368.0
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2024 – 79,075,729 shares; 2023 – 78,680,164 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,083.0	1,076.5
Retained earnings	2,311.2	2,232.2
Accumulated other comprehensive loss	(197.6)	(146.9)
Treasury shares at cost (2024 – 8,663,234 shares; 2023 – 8,553,272 shares)	(629.0)	(620.1)
Total Shareholders’ Equity	2,608.3	2,582.4
Noncontrolling Interest	126.7	120.0
Total Equity	2,735.0	2,702.4
Total Liabilities and Equity	$6,544.0	$6,541.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$110.6	$125.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.3	45.6
Impairment charges	—	28.3
Loss on sale of assets	0.1	0.2
Gain on divestitures	—	(4.0)
Deferred income tax (benefit) provision	(4.3)	2.8
Stock-based compensation expense	4.5	11.0
Pension and other postretirement expense	1.6	0.4
Pension and other postretirement benefit contributions and payments	(12.2)	(4.8)
Changes in operating assets and liabilities:
Accounts receivable	(106.1)	(50.3)
Unbilled receivables	9.5	(11.1)
Inventories	(11.1)	6.1
Accounts payable, trade	20.7	(9.4)
Other accrued expenses	(31.2)	(44.8)
Income taxes	24.8	(15.0)
Other, net	(12.9)	(2.1)
Net Cash Provided by Operating Activities	49.3	78.6
Investing Activities
Capital expenditures	(44.1)	(41.7)
Acquisitions, net of cash acquired	(0.2)	(29.2)
Proceeds from divestitures, net of cash divested	—	5.7
Investments in short-term marketable securities, net	19.7	0.8
Other, net	0.1	(0.1)
Net Cash Used in Investing Activities	(24.5)	(64.5)
Financing Activities
Cash dividends paid to shareholders	(24.5)	(23.6)
Purchase of treasury shares	—	(54.0)
Proceeds from exercise of stock options	2.0	12.7
Payments related to tax withholding for stock-based compensation	(8.9)	(13.8)
Borrowings on accounts receivable facility	30.0	29.0
Payments on accounts receivable facility	(22.0)	(14.0)
Proceeds from long-term debt	203.3	137.0
Payments on long-term debt	(196.9)	(82.7)
Short-term debt activity, net	2.0	(8.1)
Net Cash Used in Financing Activities	(15.0)	(17.5)
Effect of exchange rate changes on cash	(6.8)	1.8
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3.0	(1.6)
Cash, cash equivalents and restricted cash at beginning of year	419.3	340.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$422.3	$339.1
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)
Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company" or "Timken") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Note 2 - Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements:

New Accounting Guidance Issued and Not Yet Adopted:
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 40). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require that all entities disclose on an annual basis the amount of income taxes paid disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public entities, the new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). ASU 2023-07 requires that a public entity disclose: (1) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (2) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; and (3) the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The other segment items category is the difference between segment revenue less the segment expenses disclosed and each reported measure of segment profit or loss. For public entities, the new guidance is effective for annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

Note 3 - Acquisitions and Divestitures
Acquisitions:
During 2023, Timken completed six acquisitions, which enhanced the Company's capabilities and product portfolio. On December 20, 2023, the Company completed the acquisition of 100% of the capital stock of Lagersmit Holding B.V. ("Lagersmit"), a Netherlands-based manufacturer of highly engineered sealing solutions for marine, dredging, water, tidal energy and other industrial applications. On November 1, 2023, the Company acquired Engineered Solutions Group ("iMECH"). The Company acquired 100% of the capital stock in the United States and substantially all of the assets in Canada. iMECH manufactures thrust bearings, radial bearings, specialty coatings and other components primarily used in the energy industry. iMECH has facilities in Houston, Texas and Alberta, Canada. On September 29, 2023, the Company acquired 100% of the capital stock of Rosa Sistemi S.p.A. ("Rosa"), a European designer and manufacturer of roller guideways, linear bearings, customized linear systems and actuators, commercialized ball guideways and precision ball screws. Rosa has its headquarters, R&D and high-precision manufacturing facility in Milan, Italy. On September 1, 2023, the Company acquired 100% of the capital stock of D-C Filtration Holdings Corp. ("Des-Case"), a Tennessee-based manufacturer of specialty filtration products for industrial lubricants. Des-Case has manufacturing facilities in Tennessee and the Netherlands. On April 4, 2023, the Company acquired 100% of the capital stock of Leonardo Top S.a.r.l. ("Nadella"), a leading European manufacturer of linear guides, telescopic rails, actuators and systems and other specialized industrial motion solutions. Based in Italy, Nadella operates manufacturing facilities in Europe and China. On January 31, 2023, the Company acquired substantially all of the assets of American Roller Bearing Company ("ARB"), a North Carolina-based manufacturer of industrial bearings. ARB, which boasts a large U.S. installed base and strong aftermarket business, operates manufacturing facilities in Hiddenite and Morganton, North Carolina. The total purchase price for these six acquisitions was $641.2 million (including working capital adjustments paid in 2024), net of cash acquired of $30.6 million. Results for Lagersmit, Rosa, Des-Case and Nadella are reported in the Industrial Motion segment, and results for iMECH and ARB are reported in the Engineered Bearings segment. The Company incurred acquisition-related costs of $6.5 million in total to complete these six acquisitions in 2023.

Note 3 - Acquisitions and Divestitures (continued)
The following table presents the updated purchase price allocation at fair value, net of cash acquired, for the 2023 acquisitions, as of December 31, 2023 and March 31, 2024:

	Purchase Price Allocation at December 31, 2023	2024 Adjustments	Updated Purchase Price Allocation at March 31, 2024
Assets:
Accounts receivable	$44.7	$(0.2)	$44.5
Inventories	111.8	2.2	114.0
Other current assets	5.0	—	5.0
Property, plant and equipment	47.7	0.2	47.9
Operating lease assets	7.3	(0.1)	7.2
Goodwill	285.6	2.3	287.9
Other intangible assets	306.7	(6.3)	300.4
Other assets	6.7	—	6.7
Total assets acquired	$815.5	$(1.9)	$813.6
Liabilities:
Accounts payable, trade	$24.0	$—	$24.0
Salaries, wages and benefits	16.9	(2.0)	14.9
Income taxes payable	5.5	—	5.5
Other current liabilities	10.7	(0.1)	10.6
Short-term debt	4.7	—	4.7
Long-term debt	6.0	—	6.0
Accrued pension benefits	3.6	—	3.6
Long-term operating lease liabilities	7.0	—	7.0
Deferred income taxes	83.3	—	83.3
Other non-current liabilities	7.6	—	7.6
Total liabilities assumed	$169.3	$(2.1)	$167.2
Noncontrolling interest acquired	5.2	—	5.2
Net assets acquired	$641.0	$0.2	$641.2

The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2023:

	2023
		Weighted- Average Life
Trade names	$25.6	17 years
Technology and know-how	70.5	15 years
Customer relationships	202.7	14 years
Non-compete agreements	1.0	3 years
Capitalized software	0.6	2 years
Total intangible assets	$300.4

Note 3 - Acquisitions and Divestitures (continued)
In determining the fair value of the amounts above, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to future net cash flows, discount rates, competitive trends, market comparisons and other factors. As a result, the Company utilized third-party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by taking into account independent appraisals and historical data, supplemented by current and anticipated market conditions.
The amounts in the table above represent the purchase price allocation for the 2023 acquisitions as of the dates noted above. This purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information in most cases and is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. The purchase price allocations for Lagersmit, iMECH, Rosa and Des-Case are preliminary. The purchase price allocation for Nadella is substantially complete. The purchase price allocation for ARB is complete. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments has been completed on the acquisition date.

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

	Three Months Ended March 31,
	2024	2023
Net sales:
Engineered Bearings	$802.5	$900.7
Industrial Motion	387.8	362.1
Net sales	$1,190.3	$1,262.8
Segment EBITDA:
Engineered Bearings	$178.7	$205.0
Industrial Motion	77.3	48.2
Total EBITDA, for reportable segments	$256.0	$253.2
Unallocated corporate expense	(18.0)	(17.7)
Corporate pension and other postretirement benefit related income (1)	—	0.9
Depreciation and amortization	(55.3)	(45.6)
Interest expense	(32.2)	(24.1)
Interest income	2.8	1.5
Income before income taxes	$153.3	$168.2
(1) Corporate pension and other postretirement benefit related income represents actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions or experience.

	March 31, 2024	December 31, 2023
Assets by Segment:
Engineered Bearings	$3,327.2	$3,296.8
Industrial Motion	2,721.4	2,744.5
Corporate (2)	495.4	500.4
	$6,544.0	$6,541.7
(2) Corporate assets include corporate buildings and cash and cash equivalents.

Note 5 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$335.1	$192.7	$527.8	$340.9	$194.3	$535.2
Americas excluding the United States	94.7	24.6	119.3	92.2	27.9	120.1
Europe / Middle East / Africa	169.5	142.6	312.1	183.9	113.8	297.7
China	71.7	16.3	88.0	158.4	16.3	174.7
Asia-Pacific excluding China	131.5	11.6	143.1	125.3	9.8	135.1
Net sales	$802.5	$387.8	$1,190.3	$900.7	$362.1	$1,262.8

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percent of revenue by sales channel for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2024	March 31, 2023
Original equipment manufacturers	60%	60%
Distribution/end users	40%	40%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the three months ended March 31, 2024 and March 31, 2023, approximately 7% and 8%, respectively of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Approximately 5% and 4% of total net sales represented service revenue during the three months ended March 31, 2024 and March 31, 2023, respectively. Finally, business with the United States ("U.S.") government or its contractors represented approximately 6% and 5% of total net sales during the three months ended March 31, 2024 and March 31, 2023, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $153.0 million at March 31, 2024.

Note 5 - Revenue (continued)
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2024 and the twelve months ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance, January 1	$144.5	$103.9
Additional unbilled revenue recognized	78.7	424.1
Less: amounts billed to customers	(88.4)	(383.5)
Ending balance	$134.8	$144.5
There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2024 and the twelve months ended December 31, 2023.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the three months ended March 31, 2024 and the twelve months ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance, January 1	$45.4	$54.3
Acquisitions	—	1.4
Revenue (cash) received in advance	36.2	165.2
Less: revenue recognized	(30.5)	(175.5)
Ending balance	$51.1	$45.4

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2024	2023
Provision for income taxes	$42.7	$42.5
Effective tax rate	27.9%	25.3%
Income tax expense for the three months ended March 31, 2024 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the actual and projected mix of earnings in non-U.S. jurisdictions with relatively higher tax rates.

The effective tax rate of 27.9% for the three months ended March 31, 2024 was higher than the effective tax rate for the three months ended March 31, 2023 primarily due to an increase in the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates and the net favorable impact of discrete items in the year ago period.

On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. Certain jurisdictions, in which the Company operates, enacted, or announced their intention to enact, legislation consistent with one or more OECD Pillar Two model rules. The model rules include minimum domestic top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinational companies pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate, with some rules effective in 2024. Management does not expect Pillar Two legislation to materially impact the Company's annual effective tax rate in 2024.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to The Timken Company	$103.5	$122.3
Denominator:
Weighted average number of shares outstanding - basic	70,266,660	72,499,928
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	613,355	860,926
Weighted average number of shares outstanding assuming dilution of stock options and awards	70,880,015	73,360,854
Basic earnings per share	$1.47	$1.69
Diluted earnings per share	$1.46	$1.67
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three months ended March 31, 2024 and 2023.
Note 8 - Inventories
The components of inventories at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Manufacturing supplies	$42.3	$41.9
Raw materials	148.8	145.6
Work in process	502.4	496.1
Finished products	618.4	619.2
Subtotal	1,311.9	1,302.8
Allowance for obsolete and surplus inventory	(80.7)	(73.7)
Total inventories, net	$1,231.2	$1,229.1
Inventories are valued at net realizable value, with approximately 61% valued on the first-in, first-out ("FIFO") method and the remaining 39% valued on the last-in, first-out ("LIFO") method. The majority of the Company's U.S. inventories are valued on the LIFO method. The Company's non-U.S. inventories are valued on the FIFO method.
The LIFO reserve at March 31, 2024 and December 31, 2023 was $234.7 million and $232.1 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

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
During the first three months of 2023, the Company reviewed goodwill for impairment for its reporting units due to the change in reporting segments that went into effect January 1, 2023. The Company utilized both an income approach and a market approach in testing goodwill for impairment. The Company utilized updated forecasts for the income approach as part of the goodwill impairment review. Based on the earnings and cash flow forecasts for the Belts & Chain reporting unit within the Industrial Motion segment, the Company determined that the reporting unit could not support the carrying value of its goodwill. As a result, the Company recorded a pretax impairment loss of $28.3 million during the first three months of 2023, which was reported in impairment and restructuring charges on the Consolidated Statement of Income.

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance	$692.3	$677.3	$1,369.6
Foreign currency translation adjustments and other changes	3.5	(20.2)	(16.7)
Ending balance	$695.8	$657.1	$1,352.9

The following table displays intangible assets as of March 31, 2024 and December 31, 2023:

	Balance at March 31, 2024			Balance at December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$768.1	$(232.7)	$535.4	$776.5	$(222.8)	$553.7
Technology and know-how	342.0	(105.1)	236.9	343.3	(100.9)	242.4
Trade names	104.3	(13.1)	91.2	71.3	(11.2)	60.1
Capitalized software	298.9	(272.1)	26.8	299.5	(272.8)	26.7
Other	11.3	(8.9)	2.4	10.8	(8.7)	2.1
	$1,524.6	$(631.9)	$892.7	$1,501.4	$(616.4)	$885.0
Intangible assets not subject to amortization:
Trade names	$88.7		$88.7	$137.7		$137.7
FAA air agency certificates	8.7		8.7	8.7		8.7
	$97.4		$97.4	$146.4		$146.4
Total intangible assets	$1,622.0	$(631.9)	$990.1	$1,647.8	$(616.4)	$1,031.4
Amortization expense for intangible assets was $21.6 million and $15.1 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for intangible assets is projected to be approximately $80 million in 2024; $76 million in 2025; $74 million in 2026; $72 million in 2027; and $69 million in 2028.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of March 31, 2024 and December 31, 2023:

(Dollars in millions)	March 31, 2024	December 31, 2023
Sales rebates	$55.9	$79.0
Deferred revenue	51.1	45.4
Operating lease liabilities	25.8	25.9
Taxes other than income and payroll taxes	24.3	17.8
Interest	17.7	16.4
Product warranty	16.3	15.2
Freight and duties	15.4	13.4
Professional fees	13.2	12.5
Current derivative liability	10.2	11.4
Restructuring	3.5	5.8
Other	75.2	74.3
Total other current liabilities	$308.6	$317.1

Note 11 - Financing Arrangements
Short-term debt at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Variable-rate Term Loan(1), maturing on August 16, 2024, with an interest rate of 5.10% at March 31, 2024 and 5.11% at December 31, 2023	$215.8	$220.8
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 4.51% to 5.51% at March 31, 2024 and 4.35% to 7.33% at December 31, 2023	26.8	25.4
Short-term debt	$242.6	$246.2
On August 16, 2023, the Company entered into a €200 million variable-rate term loan ("2024 Term Loan"), maturing on August 16, 2024. The Company currently intends to refinance the 2024 Term Loan prior to its maturity.
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings. Most of these lines of credit are uncommitted. At March 31, 2024, the Company’s foreign subsidiaries had borrowings outstanding of $26.8 million and bank guarantees of $1.7 million.
Long-term debt at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 6.43% and Euro of 4.86% at March 31, 2024 and U.S. Dollar of 6.48% and Euro of 4.85% at December 31, 2023	$251.1	$247.4
Variable-rate Accounts Receivable Facility with an interest rate of 6.30% at March 31, 2024 and 6.42% at December 31, 2023	75.0	67.0
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 6.56% at March 31, 2024 and 6.58% at December 31, 2023	399.4	399.3
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	350.0	350.0
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	161.8	165.5
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	397.8	397.7
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.8	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.125%	344.1	343.7
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	12.1	12.7
Other	11.1	11.6
Total debt	$2,157.2	$2,149.7
Less: current maturities	359.3	359.4
Long-term debt	$1,797.9	$1,790.3
(1) Net of discounts and fees

Note 11 - Financing Arrangements (continued)
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2026. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2024. As of March 31, 2024, there were $75.0 million in outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to $25.0 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on Secured Overnight Financing Rate ("SOFR"). At March 31, 2024, the Company had $251.1 million of outstanding borrowings and $0.1 million of letters of credit under the Senior Credit Facility, which reduced the availability under this facility to $498.8 million. The Credit Agreement has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.
The Company has outstanding fixed-rate unsecured notes ("2024 Notes") in the aggregate principal amount of $350 million with an interest rate of 3.875%, maturing on September 1, 2024. The Company currently intends to refinance the 2024 Notes prior to their maturity.
At March 31, 2024, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts and certain indirect taxes. At March 31, 2024, outstanding letters of credit totaled $59.5 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $6.0 million of finance leases) subsequent to March 31, 2024 are as follows:

Year
2024	$359.0
2025	29.4
2026	128.6
2027	770.4
2028	522.0
2029	1.7
Thereafter	355.1
The table above excludes $8.9 million of unamortized premiums and fees that are netted against long-term debt at March 31, 2024.

Note 12 - Supply Chain Financing
The Company offers a supplier finance program with two different financial institutions where suppliers may receive early payment from the financial institutions on invoices issued to the Company. The Company and each financial institution entered into arrangements whereby the Company pays the financial institution per the terms of any supplier invoice paid early under the program and pays an annual fee for the supplier finance platform subscription and related support. The Company or the financial institutions may terminate participation in the program with 90 days’ written notice. The supplier finance programs are unsecured and are not guaranteed by the Company. The financial institutions enter into separate arrangements with suppliers directly to participate in the program. The Company does not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institutions. The supplier invoice terms under the program typically require payment in full within 90 days of the invoice date.
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the three months ended March 31, 2024 and twelve months ended December 31, 2023:

	March 31, 2024	December 31, 2023
Confirmed obligations outstanding, January 1	$21.3	$14.4
Invoices confirmed	33.4	97.1
Confirmed invoices paid	(28.9)	(90.2)
Confirmed obligations outstanding, ending balance	$25.8	$21.3
The obligations outstanding at March 31, 2024 and December 31, 2023 were included in accounts payable, trade on the Consolidated Balance Sheet.

Note 13 - Contingencies
The Company is responsible for environmental remediation at various manufacturing facilities presently or formerly operated by the Company. Governmental authorities in the United States and the European Union are increasingly focused on regulating per- and polyfluoroalkyl substances (“PFAS”). PFAS regulations are applicable to portions of the Company's products, and future conditions may develop, arise or be discovered that create environmental compliance or remediation liabilities at certain of its facilities. In addition, the Company, through one of its subsidiaries, has currently been identified as a potentially responsible party for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, or similar state laws with respect to one site. Claims for investigation and remediation have been asserted against numerous other unrelated entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.
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
The Company had total environmental accruals of $4.6 million and $4.7 million for various known environmental matters that are probable and reasonably estimable at March 31, 2024 and December 31, 2023, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred considering the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $16.3 million and $15.2 million at March 31, 2024 and December 31, 2023, respectively. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The liability primarily relates to accruals for products sold into the automotive and renewable energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. The Company continues to evaluate claims raised by certain customers with respect to the performance of bearings sold into the automotive and wind energy sectors. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position; however, the effect of any such change may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual for the three months ended March 31, 2024 and twelve months ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance, January 1	$15.2	$23.5
Expense	2.9	5.9
Payments	(1.8)	(14.2)
Ending balance	$16.3	$15.2

Note 14 - Equity
The following tables present the changes in the components of equity for the three months ended March 31, 2024 and 2023, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2023	$2,702.4	$40.7	$1,076.5	$2,232.2	$(146.9)	$(620.1)	$120.0
Net income	110.6			103.5			7.1
Foreign currency translation adjustment	(50.7)				(50.3)		(0.4)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	1.1				1.1
Dividends - $0.33 per share	(24.5)			(24.5)
Stock-based compensation expense	4.5		4.5
Stock option exercise activity	2.0		2.0
Payments related to tax withholding for stock-based compensation	(8.9)					(8.9)
Balance at March 31, 2024	$2,735.0	$40.7	$1,083.0	$2,311.2	$(197.6)	$(629.0)	$126.7

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2022	$2,352.9	$40.7	$829.6	$1,932.1	$(181.9)	$(352.2)	$84.6
Net income	125.7			122.3			3.4
Foreign currency translation adjustment	27.7				27.4		0.3
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Dividends - $0.31 per share	(23.6)			(23.6)
Stock-based compensation expense	11.0		11.0
Stock purchased at fair market value	(54.0)					(54.0)
Stock option exercise activity	12.7		12.7
Payments related to tax withholding for stock-based compensation	(13.8)					(13.8)
Balance at March 31, 2023	$2,436.3	$40.7	$853.3	$2,030.8	$(156.8)	$(420.0)	$88.3

Note 15 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2024:

	Engineered Bearings	Industrial Motion	Total
Severance and related benefit costs	$0.7	$1.3	$2.0
Exit costs	0.3	—	0.3
Total	$1.0	$1.3	$2.3

For the three months ended March 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$—	$28.3	$28.3
Severance and related benefit costs	0.7	(0.1)	0.6
Total	$0.7	$28.2	$28.9

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Engineered Bearings:
On January 16, 2023, the Company announced the closure of its bearing plant in Gaffney, South Carolina. The Company has transferred its remaining operations to other bearing manufacturing facilities. The facility ceased operations at the end of the fourth quarter of 2023, which affected approximately 225 employees. The Company expects to incur approximately $12 million to $14 million of pretax costs in total related to this closure. During the three months ended March 31, 2024, the Company recorded exit costs of $0.3 million, related to this closure. During the three months ended March 31, 2023, the Company recorded severance and related benefits of $0.8 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $12.7 million as of March 31, 2024, including rationalization costs recorded in cost of products sold.
In addition, during the three months ended March 31, 2024, the Company recorded severance and related benefits of $0.6 million related to one of its bearing facilities in Europe.

Industrial Motion:
On November 30, 2023, the Company announced the closure of its belts manufacturing facility in Fort Scott, Kansas. The Company expects to transfer its operations to other belts manufacturing facilities. The closure of this facility is expected to occur by the end of the fourth quarter of 2024 and is expected to affect approximately 155 employees. The Company expects to incur approximately $10 million to $12 million of pretax costs in total related to this closure. During the three months ended March 31, 2024, the Company recorded severance and related benefits of $0.8 million, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $2.5 million as of March 31, 2024, including rationalization costs recorded in cost of products sold.
Effective January 1, 2023, the Company began operating under two new reportable segments, Engineered Bearings and Industrial Motion. In conjunction with this change in segmented results, the Company reallocated its goodwill to new reporting units under these two segments. In addition, the Company was required to review goodwill for impairment under these new reporting units. As a result of this goodwill impairment review, the Company recognized a pretax goodwill impairment loss of $28.3 million during the three months ended March 31, 2023.

Note 15 - Impairment and Restructuring Charges (continued)
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2024 and twelve months ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance, January 1	$5.8	$3.1
Expense	2.3	12.3
Payments	(4.6)	(9.6)
Ending balance	$3.5	$5.8
The restructuring accrual at March 31, 2024 and December 31, 2023 was included in other current liabilities on the Consolidated Balance Sheets.

Note 16 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2024 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2024.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost (credit):
Service cost	$0.1	$0.2	$0.5	$0.3	$0.6	$0.5
Interest cost	4.3	4.5	2.5	2.4	6.8	6.9
Expected return on plan assets	(1.9)	(2.1)	(2.4)	(2.5)	(4.3)	(4.6)
Amortization of prior service cost	—	—	0.1	0.1	0.1	0.1
Recognition of net actuarial gains	—	(0.9)	—	—	—	(0.9)
Net periodic benefit cost (credit)	$2.5	$1.7	$0.7	$0.3	$3.2	$2.0
For the three months ended March 31, 2023, lump sum payments related to new retirees exceeded annual service and interest costs for one of the Company's U.S. defined pension plans, triggering a remeasurement of assets and obligations for this plan. As a result of this remeasurement, the Company recognized a net actuarial gain ("mark-to-market charges") of $0.9 million during the three months ended March 31, 2023.
Note 17 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2024 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2024.

	Three Months Ended March 31,
	2024	2023
Net periodic benefit credit:
Interest cost	$0.5	$0.5
Amortization of prior service credit	(2.1)	(2.1)
Net periodic benefit credit	$(1.6)	$(1.6)

Note 18 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three months ended March 31, 2024 and 2023, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)
Other comprehensive loss (income) before reclassifications and income taxes	(50.7)	—	1.7	(49.0)
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(2.0)	(0.2)	(2.2)
Income tax benefit (expense)	—	0.5	(0.4)	0.1
Net current period other comprehensive (loss) income, net of income taxes	(50.7)	(1.5)	1.1	(51.1)
Noncontrolling interest	0.4	—	—	0.4
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(50.3)	(1.5)	1.1	(50.7)
Balance at March 31, 2024	$(244.1)	$43.2	$3.3	$(197.6)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2022	$(235.7)	$50.8	$3.0	$(181.9)
Other comprehensive income (loss) before reclassifications and income taxes	27.7	—	(0.8)	26.9
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(2.0)	(0.3)	(2.3)
Income tax benefit	—	0.5	0.3	0.8
Net current period other comprehensive income (loss), net of income taxes	27.7	(1.5)	(0.8)	25.4
Noncontrolling interest	(0.3)	—	—	(0.3)
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	27.4	(1.5)	(0.8)	25.1
Balance at March 31, 2023	$(208.3)	$49.3	$2.2	$(156.8)

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
The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$398.0	$395.7	$2.3	$—
Cash and cash equivalents measured at net asset value	23.9
Restricted cash	0.4	0.4	—	—
Short-term investments	11.4	—	11.4	—
Foreign currency forward contracts	0.7	—	0.7	—
Total assets	$434.4	$396.1	$14.4	$—
Liabilities:
Foreign currency forward contracts	$10.2	$—	$10.2	$—
Total liabilities	$10.2	$—	$10.2	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.4	$381.0	$3.4	$—
Cash and cash equivalents measured at net asset value	34.5
Restricted cash	0.4	0.4	—	—
Short-term investments	31.6	—	31.6	—
Interest rate swap contracts	—	—	0	—
Foreign currency forward contracts	3.3	—	3.3	—
Total assets	$454.2	$381.4	$38.3	$—
Liabilities:
Foreign currency forward contracts	$11.4	$—	$11.4	$—
Total liabilities	$11.4	$—	$11.4	$—
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
No other material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2024 and 2023, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on Level 2 inputs (quoted market prices), was $1,386.5 million and $1,387.7 million at March 31, 2024 and December 31, 2023, respectively. The carrying value of this debt was $1,420.4 million and $1,424.3 million at March 31, 2024 and December 31, 2023, respectively. The difference between fair value and carrying value primarily reflects the net impact of changes in prevailing interest rates and credit spreads since the fixed-rate debt was issued.
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
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes"), as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three months ended March 31, 2024 was a gain of $1.4 million to accumulated comprehensive (loss) income with a corresponding offset to other income (expense), which partially offsets the impact of the foreign currency adjustment on the 2027 Notes.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2024 and December 31, 2023, the Company had $579.4 million and $591.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 19 - Fair Value for the fair value disclosure of derivative financial instruments.

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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in certain foreign currencies with forward contracts. When the dollar strengthens significantly against these foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of March 31, 2024 and December 31, 2023, the Company had $69.7 million and $73.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of March 31, 2024 and December 31, 2023, the Company had $509.7 million and $518.0 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three months ended March 31, 2024 and 2023, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2024	2023
Foreign currency forward contracts	Other expense, net	$(6.1)	$(2.6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy® and Lagersmit®. Timken employs more than 19,000 people globally in 45 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
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
Capital Deployment to Drive Shareholder Value. The Company is focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and initiatives to drive profitable organic growth; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across diverse markets, with a focus on engineered bearings, adjacent industrial motion products and related services; (3) returning capital to shareholders through dividends and share repurchases; and (4) maintaining a strong balance sheet and sufficient liquidity to run the business. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

Overview:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net sales	$1,190.3	$1,262.8	$(72.5)	(5.7)%
Net income	110.6	125.7	(15.1)	(12.0)%
Net income attributable to noncontrolling interest	7.1	3.4	3.7	NM
Net income attributable to The Timken Company	$103.5	$122.3	$(18.8)	(15.4)%
Diluted earnings per share	$1.46	$1.67	$(0.21)	(12.6)%
Average number of shares – diluted	70,880,015	73,360,854	—	(3.4)%

The decrease in net sales for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was driven by lower organic sales (lower volume offset by favorable pricing) and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions (net of divestitures). The decrease in net income for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was primarily due to the impact of lower volume, higher interest expense and higher intangible amortization expense, partially offset by lower impairment charges, favorable price/mix, lower operating costs, favorable material costs, and the benefit of acquisitions (net of divestitures).
Outlook:
The Company expects 2024 full-year revenue to be down 2% to 4% compared to 2023, driven by lower demand, partially offset by the favorable impact from acquisitions (net of divestitures) and slightly higher pricing. The Company's net earnings are expected to be down in 2024 compared with 2023, primarily due to the impact of lower sales volume and higher income tax rate, partially offset by lower impairment charges, favorable price/mix, lower operating costs and the benefit of acquisitions (net of divestitures), including reduced acquisition related charges.
The Company expects to generate a higher amount of cash from operating activities in 2024 compared to 2023, driven mainly by improved working capital performance and lower cash taxes. The Company expects capital expenditures to remain flat in 2024 compared to 2023, and relatively in line with 2023 spending as a percentage of sales (4.0%).

THE STATEMENT OF INCOME
Operating Income:

Three Months Ended March 31,
2024	2023	$ Change	Change
Net sales	$1,190.3	$1,262.8	$(72.5)	(5.7%)
Cost of products sold	792.7	846.0	(53.3)	(6.3%)
Selling, general and administrative expenses	190.7	186.8	3.9	2.1%
Amortization of intangible assets	20.0	13.5	6.5	48.1%
Impairment and restructuring charges	2.3	28.9	(26.6)	(92.0%)
Operating income	$184.6	$187.6	(3.0)	(1.6%)
Operating income % to net sales	15.5%	14.9%	60	bps

Net sales decreased for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The decrease was driven by lower organic sales of $115 million (lower volume partially offset by favorable pricing), including a significant decline in renewable energy market sector, and the unfavorable impact of foreign currency exchange rate changes of $7 million, partially offset by the favorable impact of acquisitions (net of divestitures) of $50 million.
Operating income decreased for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, due to the unfavorable impact of lower sales net of cost of products sold, increased amortization expense, and higher selling, general and administrative ("SG&A") expenses, partially offset by lower impairment and restructuring charges.
•Cost of products sold decreased for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, due to the impact of lower volume of $70 million, favorable material and logistics costs of $6 million and the impact of foreign currency exchange rate changes of $5 million, partially offset by the incremental cost of goods sold from acquisitions (net of divestitures) of $26 million.
•SG&A expenses increased for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, primarily due to the impact of acquisitions, partially offset by lower compensation expense and reduced discretionary spending to align with the lower demand levels.
•Amortization of intangible assets increased for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, primarily due to the addition of intangible assets from the six acquisitions that were completed during 2023. Refer to Note 3 - Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
•Impairment and restructuring charges were lower for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, primarily due to the impairment charges of $28.3 million related to the goodwill impairment recorded in the Industrial Motion segment during the first three months of 2023.

Interest Income and Expense:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest expense	$(32.2)	$(24.1)	$(8.1)	33.6%
Interest income	2.8	1.5	$1.3	86.7%

The increase in net interest expense for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was due to increased debt levels and higher average interest rates.

Other Income (Expense):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Non-service pension and other postretirement (expense) income	$(1.0)	$0.1	$(1.1)	NM
Other (expense) income	(0.9)	3.1	(4.0)	(129.0)%
Total other (expense) income	$(1.9)	$3.2	$(5.1)	(159.4)%
The change in non-service pension and other postretirement expense (income) for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was due to a pension remeasurement gain of $0.9 million recognized during the first three months of 2023. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
The change in other (expense) income for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was due to a gain of $4.8 million on the divestiture of SE Setco, a 50% owned joint venture, during the three months ended March 31, 2023.

Income Tax Expense:

	Three Months Ended March 31,
	2024	2023	$ Change	Change
Provision for income taxes	$42.7	$42.5	$0.2	0.5%
Effective tax rate	27.9%	25.3%		260	bps

Income tax expense increased $0.2 million for the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The slight increase in expense reflects an increase in the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates and the net favorable impact of discrete items in the year ago period, which were mostly offset by lower pre-tax earnings.
Refer to Note 6 - Income Taxes in the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

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
The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2024 and 2023 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.
The following item represents the Company's acquisitions and divestitures completed in 2023:
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
•The Company acquired ARB during the first quarter of 2023. Results for ARB are reported in the Engineered Bearings segment.

Engineered Bearings Segment:

	Three Months Ended March 31,
	2024	2023	$ Change	Change
Net sales	$802.5	$900.7	$(98.2)	(10.9%)
EBITDA	$178.7	$205.0	$(26.3)	(12.8%)
EBITDA margin	22.3%	22.8%		(50)	bps

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net sales	$802.5	$900.7	$(98.2)	(10.9%)
Less: Acquisitions	8.5	—	8.5	NM
Divestitures	(7.6)	—	(7.6)	NM
Currency	(6.6)	—	(6.6)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$808.2	$900.7	$(92.5)	(10.3%)

The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $92.5 million or 10.3% in the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The decrease reflects lower volume across most market sectors, driven primarily by a significant decline in the renewable energy sector and lower shipments in the off-highway sector, partially offset by higher pricing and higher sales volume in the rail sector. EBITDA decreased by $26.3 million or 12.8% for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, primarily due to the impact of lower volume and the unfavorable impact of foreign currency exchange rate changes, partially offset by lower material costs, favorable price/mix, and the benefit of acquisitions (net of divestitures).

Industrial Motion Segment:

	Three Months Ended March 31,
	2024	2023	$ Change	Change
Net sales	$387.8	$362.1	$25.7	7.1%
EBITDA	$77.3	$48.2	$29.1	60.4%
EBITDA margin	19.9%	13.3%		660	bps

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net sales	$387.8	$362.1	$25.7	7.1%
Less: Acquisitions	49.1	—	49.1	NM
Currency	0.1	—	0.1	NM
Net sales, excluding the impact of acquisitions and currency	$338.6	$362.1	$(23.5)	(6.5)%

The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $23.5 million or 6.5% in the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The decrease reflects lower volume across most platforms, with belts and chain experiencing the largest decline, partially offset by higher services revenue and higher pricing. EBITDA increased $29.1 million or 60.4% for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 primarily due to lower impairment charges, the benefit of acquisitions and favorable pricing, partially offset by the impact of lower volume. The lower impairment charges were primarily due to the impairment charges related to the impairment of goodwill recorded in the quarter ended March 31, 2023.

Unallocated Corporate

	Three Months Ended March 31,
	2024	2023	$ Change	Change
Unallocated corporate expense	$(18.0)	$(17.7)	$(0.3)	1.7%
Unallocated corporate expense % to net sales	(1.5)%	(1.4)%		(10)	bps

Unallocated corporate expense increased for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 primarily due to the unfavorable impact of foreign currency exchange rate changes.

CASH FLOW

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash provided by operating activities	$49.3	$78.6	$(29.3)
Net cash used in investing activities	(24.5)	(64.5)	40.0
Net cash used in financing activities	(15.0)	(17.5)	2.5
Effect of exchange rate changes on cash	(6.8)	1.8	(8.6)
Increase (decrease) in cash and cash equivalents and restricted cash	$3.0	$(1.6)	$4.6
Operating Activities:
The decrease in net cash provided by operating activities for the first three months of 2024 compared with the first three months of 2023 was primarily due to a decrease in net income of $15.1 million, lower non-cash impairment charges of $28.3 million, the unfavorable impact of working capital items of $8.7 million and higher pension and postretirement payments of $7.8 million, partially offset by the favorable impact of income taxes on cash of $32.7 million due to lower tax payments. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the three months of 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023	$ Change
Cash (used in) provided by:
Accounts receivable	$(106.1)	$(50.3)	$(55.8)
Unbilled receivables	9.5	(11.1)	20.6
Inventories	(11.1)	6.1	(17.2)
Trade accounts payable	20.7	(9.4)	30.1
Other accrued expenses	(31.2)	(44.8)	13.6
Cash used in working capital items	$(118.2)	$(109.5)	$(8.7)
The following table displays the impact of income taxes on cash during the first three months of 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023	$ Change
Accrued income tax expense	$42.7	$42.5	$0.2
Income tax payments	(19.3)	(54.8)	35.5
Other items	(2.9)	0.1	(3.0)
Change in income taxes	$20.5	$(12.2)	$32.7
Investing Activities:
The decrease in net cash used in investing activities for the first three months of 2024 compared with the first three months of 2023 was primarily due to a decrease in cash used for acquisitions of $29.0 million and an increase in cash from the net liquidation of short-term marketable securities of $18.9 million, partially offset by lower proceeds from divestitures of $5.7 million.
Financing Activities:
The decrease in net cash used in financing activities for the first three months of 2024 compared with the first three months of 2023 was primarily due to a decrease in net borrowings of $44.8 million and a decrease in proceeds from the exercise of stock options of $10.7 million, partially offset by a decrease in the purchase of treasury shares of $54.0 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31, 2024	December 31, 2023
Short-term debt, including current portion of long-term debt	$601.9	$605.6
Long-term debt	1,797.9	1,790.3
Total debt	$2,399.8	$2,395.9
Less: Cash and cash equivalents	421.9	418.9
Net debt	$1,977.9	$1,977.0

Ratio of Net Debt to Capital:

	March 31, 2024	December 31, 2023
Net debt	$1,977.9	$1,977.0
Total equity	2,735.0	2,702.4
Net debt plus total equity (capital)	$4,712.9	$4,679.4
Ratio of net debt to capital	42.0%	42.2%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At March 31, 2024, the Company had strong liquidity with $421.9 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $523.8 million available under committed credit lines. Of the $421.9 million of cash and cash equivalents, $395.4 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of the $750.0 million Senior Credit Facility and the $400.0 million 2027 Term Loan that each mature on December 5, 2027. The interest rates under Credit Agreement are based on SOFR. At March 31, 2024, the Company had $251.1 million of outstanding borrowings and $0.1 million of letters of credit under the Senior Credit Facility, which reduced the availability under this facility to $498.8 million. The Credit Agreement has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2024, the Company's consolidated leverage ratio was 2.20 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2024, the Company's consolidated interest coverage ratio was 8.24 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 6.43% and the average rate on outstanding Euro borrowings was 4.86% as of March 31, 2024. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of March 31, 2024, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2026. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of March 31, 2024, the Company had $75 million of outstanding borrowings under the Accounts Receivable Facility and no borrowing base limitations. There was $25 million of availability under the Accounts Receivable Facility as of March 31, 2024.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $227.4 million. At March 31, 2024, the Company had borrowings outstanding of $26.8 million and bank guarantees of $1.7 million, which reduced the aggregate availability under these facilities to $198.9 million.
On August 16, 2023, the Company entered into a €200 million 2024 Term Loan, maturing on August 16, 2024. Proceeds from the 2024 Term Loan were used to repay borrowings on the Senior Credit Facility and Accounts Receivable Facility, as well as for general corporate purposes. The Company also has 2024 Notes in the aggregate principal amount of $350.0 million with an interest rate of 3.875%, maturing on September 1, 2024. The Company currently intends to refinance the 2024 Term Loan and the 2024 Notes prior to their maturity.
At March 31, 2024, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate a higher amount of cash from operating activities in 2024 compared to 2023, driven mainly by improved working capital performance and lower cash taxes. The Company expects higher capital expenditures in 2024 compared to 2023, but relatively in line with 2023 spending as a percentage of sales (4.0%).
Financing Obligations and Other Commitments:
During the first three months of 2024, the Company made cash contributions and payments of $11.9 million to its global defined benefit pension plans and $0.3 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $25 million in 2024. The Company expects to make payments of approximately $4 million to its other postretirement benefit plans in 2024. Excluding mark-to-market charges, the Company expects higher pension and other postretirement benefits expense in 2024 compared to 2023 primarily due to lower expected returns on pension plan assets and higher interest expense.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2023, during the three months ended March 31, 2024.

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
For the three months ended March 31, 2024, the Company recorded negative foreign currency translation adjustments of $50.3 million that decreased shareholders' equity, compared with positive foreign currency translation adjustments of $27.4 million that increased shareholders' equity for the three months ended March 31, 2023. The foreign currency translation adjustments for the three months ended March 31, 2024 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Chinese Renminbi Yuan and Euro.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended March 31, 2024 totaled $3.2 million of net losses, compared with $3.0 million of net losses during the three months ended March 31, 2023.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended March 31,
	2024	2023
Net Sales	$1,190.3	$1,262.8
Net Income Attributable to The Timken Company	103.5	122.3
Net Income Attributable to The Timken Company as a Percentage of Sales	8.7%	9.7%
Adjustments:
Acquisition intangible amortization	20.0	13.5
Impairment, restructuring and reorganization charges (1)	4.8	30.0
Corporate pension and other postretirement benefit related income (2)	—	(0.9)
Russia-related charges (3)	—	0.3
Acquisition-related charges (4)	4.7	4.7
Gain on divestitures and sale of certain assets (5)	(0.7)	(4.8)
Noncontrolling interest of above adjustments	(0.1)	(0.2)
Provision for income taxes (6)	(6.5)	(11.4)
Adjusted Net Income	$125.7	$153.5
Net income attributable to noncontrolling interest	7.1	3.4
Provision for income taxes (as reported)	42.7	42.5
Interest expense	32.2	24.1
Interest income	(2.8)	(1.5)
Depreciation and amortization expense (7)	54.9	45.4
Less: Acquisition intangible amortization	20.0	13.5
Less: Noncontrolling interest	(0.1)	(0.2)
Less: Provision for income taxes (6)	(6.5)	(11.4)
Adjusted EBITDA	$246.4	$265.5
Adjusted EBITDA Margin (% of net sales)	20.7%	21.0%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended March 31,
	2024	2023
Diluted earnings per share (EPS)	$1.46	$1.67
Adjusted EPS	$1.77	$2.09
Diluted Shares	70,880,015	73,360,854

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended March 31, 2024
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$802.5	$387.8	$—	$1,190.3
EBITDA	178.7	77.3	(18.0)	238.0
Impairment, restructuring and reorganization charges (1)	2.5	1.8	0.1	4.4
Acquisition-related charges (4)	0.9	3.0	0.8	4.7
(Gain) loss on divestitures and sale of certain assets (5)	(0.7)	—	—	(0.7)
Adjusted EBITDA	$181.4	$82.1	$(17.1)	$246.4
Adjusted EBITDA Margin (% of net sales)	22.6%	21.2%	NM	20.7%

	Three Months Ended March 31, 2023
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$900.7	$362.1	$—	$1,262.8
EBITDA	205.0	48.2	(16.8)	236.4
Impairment, restructuring and reorganization charges (1)	1.1	28.7	—	29.8
Corporate pension and other postretirement benefit related income (2)	—	—	(0.9)	(0.9)
Russia-related charges (3)	0.3	—	—	0.3
Acquisition-related charges (4)	2.2	—	2.5	4.7
(Gain) loss divestitures and sale of certain assets (5)	(4.8)	—	—	(4.8)
Adjusted EBITDA	$203.8	$76.9	$(15.2)	$265.5
Adjusted EBITDA Margin (% of net sales)	22.6%	21.2%	NM	21.0%

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
(2) Corporate pension and other postretirement benefit related income represents actuarial gains that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial gains and losses in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans for additional discussion.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$49.3	$78.6
Capital expenditures	(44.1)	(41.7)
Free cash flow	$5.2	$36.9

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended March 31, 2024 and December 31, 2023 was $392.9 million and $408.0 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.1 at March 31, 2024 and December 31, 2023.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	March 31, 2024	December 31, 2023
Net income	$392.9	$408.0
Provision for income taxes	122.7	122.5
Interest expense	118.8	110.7
Interest income	(10.6)	(9.3)
Depreciation and amortization	211.0	201.3
Consolidated EBITDA	834.8	833.2
Adjustments:
Impairment, restructuring and reorganization charges (1)	$25.4	$50.8
Corporate pension and other postretirement benefit related expense (2)	21.5	20.6
Acquisition-related charges (3)	31.8	31.8
Gain on divestitures and sale of certain assets (4)	(1.1)	(5.2)
Russia-related charges (5)	8.2	8.5
Total adjustments	85.8	106.5
Adjusted EBITDA	920.6	939.7
Net Debt	1,977.9	1,977.0
Ratio of Net Debt to Adjusted EBITDA	2.1	2.1
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; and (iv) impairment of assets. Impairment, restructuring and reorganization charges for the twelve months ended December 31, 2023 included $29.3 million related to the sale of ADS and $28.3 million related to the impairment of goodwill. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
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

FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
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
•negative impacts to the Company's business, results of operations, financial position or liquidity, disruption to the Company's supply chains, negative impacts to customer demand or operations, availability and health of employees, and governmental restrictions on travel and manufacturing operations;
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
•changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials and energy; disruptions to the Company's supply chain and logistical issues associated with port closures or congestion, delays or increased costs; changes in the expected costs associated with product warranty claims especially in industry segments with potential high claim values; changes in the global regulatory landscape (including with respect to climate change or other environmental regulations); changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; the effects of government-imposed restrictions, commercial requirements and Company goals associated with climate change and emissions or other sustainability initiatives; and changes in the cost of labor and benefits;
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
•the continued attraction, retention and development of management, other key employees, and other skilled personnel at all levels of the organization, the successful development and execution of succession plans and management of other human capital matters;
•unanticipated litigation, claims, investigations, remediation or assessments. This includes: claims, investigations or problems related to intellectual property, product liability or warranty, foreign export, sanctions and trade laws, government procurement regulations, competition and anti-bribery laws, climate change, PFAS, other environmental or health and safety issues, data privacy and taxes;

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
•the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
•those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 or this Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended March 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During 2023, the Company completed six acquisitions: Lagersmit, iMECH, Rosa, Des-Case, Nadella and ARB. The results of these acquisitions are included in the Company's consolidated financial statements for the first three months of 2024. The total and net assets of these acquisitions represented 14% of the Company's total assets and 26% of the Company's net assets as of March 31, 2024. The net sales of these acquisitions in the aggregate represented 5% of the Company's consolidated net sales for the first three months of 2024. The Company is currently integrating these acquisitions into its internal control framework and processes, and as prescribed by SEC rules and regulations, the Company will include Lagersmit, iMECH, Rosa, Des-Case, Nadella and ARB in the internal control over financial reporting assessment as of December 31, 2024.

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
Item 1A. Risk Factors
The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Shares
The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2024.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/2024 - 1/31/2024	92	$79.59	—	2,638,990
2/1/2024 - 2/29/2024	108,101	81.23	—	2,638,990
3/1/2024 - 3/31/2024	1,769	86.41	—	2,638,990
Total	109,962	$81.31	—	—
(1)Of the shares purchased in January, February and March, 92, 108,101 and 1,769, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

Item 5. Other Information
During the fiscal quarter ended March 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Item 6. Exhibits

10.1	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

10.2	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

10.3	Form of Deferred Shares Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

10.4	Form of Deferred Share Equivalents Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

10.5	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

10.6	Appendix for special terms and conditions for equity awards granted to Timken participants in France pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2024 filed on April 30, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: April 30, 2024	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)