Form 10-Q
period 2024-09-30
TIMKEN CO
filed 2024-11-05
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Shares, without par value	70,117,234 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions, except per share data)
Net sales	$1,126.8	$1,142.7	$3,499.4	$3,677.8
Cost of products sold	782.4	787.1	2,383.8	2,500.0
Selling, general and administrative expenses	189.7	179.6	564.5	551.3
Amortization of intangible assets	19.7	17.5	58.7	48.3
Impairment and restructuring charges	2.5	8.9	8.1	40.3
Gain on sale of real estate	(13.8)	—	(13.8)	—
Operating Income	146.3	149.6	498.1	537.9
Interest expense	(30.3)	(27.5)	(97.1)	(79.9)
Interest income	3.4	2.6	11.3	6.0
Non-service pension and other postretirement expense	(0.9)	(0.9)	(2.9)	(0.8)
Other (expense) income, net	(6.3)	0.4	(6.0)	5.8
Income Before Income Taxes	112.2	124.2	403.4	469.0
Provision for income taxes	24.6	33.3	103.2	122.9
Net Income	87.6	90.9	300.2	346.1
Less: Net income attributable to noncontrolling interest	5.8	3.0	18.7	10.7
Net Income Attributable to The Timken Company	$81.8	$87.9	$281.5	$335.4

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.17	$1.24	$4.01	$4.68

Diluted earnings per share	$1.16	$1.23	$3.98	$4.63
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
Net Income	$87.6	$90.9	$300.2	$346.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	78.7	(65.1)	(1.3)	(65.3)
Pension and postretirement liability adjustments	(1.6)	(1.4)	(4.6)	(4.5)
Change in fair value of derivative financial instruments	(1.6)	2.0	(1.3)	0.9
Other comprehensive income (loss), net of tax	75.5	(64.5)	(7.2)	(68.9)
Comprehensive income, net of tax	163.1	26.4	293.0	277.2
Less: comprehensive income attributable to noncontrolling interest	5.2	1.2	17.6	8.9
Comprehensive income attributable to The Timken Company	$157.9	$25.2	$275.4	$268.3
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$412.7	$418.9
Restricted cash	0.7	0.4
Accounts receivable, less allowances (2024 – $19.0 million; 2023 – $17.1 million)	762.0	671.7
Unbilled receivables	162.6	144.5
Inventories, net	1,255.3	1,229.1
Deferred charges and prepaid expenses	41.9	41.5
Other current assets	96.7	128.8
Total Current Assets	2,731.9	2,634.9
Property, Plant and Equipment, net	1,314.8	1,311.9
Other Assets
Goodwill	1,465.5	1,369.6
Other intangible assets, net	1,059.5	1,031.4
Operating lease assets	119.7	119.7
Deferred income taxes	46.8	44.3
Other non-current assets	29.2	29.9
Total Other Assets	2,720.7	2,594.9
Total Assets	$6,767.4	$6,541.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$344.6	$367.2
Short-term debt, including current portion of long-term debt	49.7	605.6
Salaries, wages and benefits	152.2	161.5
Income taxes payable	30.8	19.9
Other current liabilities	333.0	317.1
Total Current Liabilities	910.3	1,471.3
Non-Current Liabilities
Long-term debt	2,189.2	1,790.3
Accrued pension benefits	160.9	172.3
Accrued postretirement benefits	30.3	30.2
Long-term operating lease liabilities	75.5	78.7
Deferred income taxes	198.0	186.5
Other non-current liabilities	112.5	110.0
Total Non-Current Liabilities	2,766.4	2,368.0
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2024 – 79,171,638 shares; 2023 – 78,680,164 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,260.0	1,076.5
Retained earnings	2,441.5	2,232.2
Accumulated other comprehensive loss	(147.4)	(146.9)
Treasury shares at cost (2024 – 9,054,863 shares; 2023 – 8,553,272 shares)	(661.5)	(620.1)
Total Shareholders’ Equity	2,933.3	2,582.4
Noncontrolling Interest	157.4	120.0
Total Equity	3,090.7	2,702.4
Total Liabilities and Equity	$6,767.4	$6,541.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$300.2	$346.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.6	149.0
Impairment charges	2.0	33.2
Gain on sale of assets	(14.6)	—
Gain on divestitures	—	(3.7)
Deferred income tax (benefit) provision	(8.5)	3.4
Stock-based compensation expense	16.7	22.9
Pension and other postretirement expense	4.9	2.6
Pension and other postretirement benefit contributions and payments	(22.9)	(24.1)
Changes in operating assets and liabilities:
Accounts receivable	(88.5)	13.0
Unbilled receivables	(18.3)	(32.3)
Inventories	(12.5)	47.6
Accounts payable, trade	(16.7)	(58.8)
Other accrued expenses	11.1	(14.4)
Income taxes	(20.5)	(66.6)
Other, net	(0.9)	(1.0)
Net Cash Provided by Operating Activities	297.1	416.9
Investing Activities
Capital expenditures	(116.4)	(134.9)
Acquisitions, net of cash acquired	(167.7)	(464.7)
Proceeds from disposal of property, plant and equipment	17.5	1.7
Proceeds from divestitures, net of cash divested	0.3	4.5
Investments in short-term marketable securities, net	16.5	(5.6)
Other, net	(0.2)	(0.1)
Net Cash Used in Investing Activities	(250.0)	(599.1)
Financing Activities
Cash dividends paid to shareholders	(72.2)	(70.8)
Purchase of treasury shares	(31.4)	(218.4)
Proceeds from exercise of stock options	5.5	21.3
Payments related to tax withholding for stock-based compensation	(10.0)	(16.4)
Borrowings on accounts receivable facility	257.0	82.0
Payments on accounts receivable facility	(252.0)	(89.0)
Proceeds from long-term debt	1,515.9	1,192.3
Payments on long-term debt	(1,475.2)	(1,151.2)
Deferred financing costs	(5.5)	(0.5)
Short-term debt activity, net	(216.3)	202.1
Noncontrolling interest dividends paid	(1.1)	(0.6)
Proceeds from the sale of shares in Timken India Limited	232.3	284.8
Other	(1.2)	—
Net Cash (Used in) Provided by Financing Activities	(54.2)	235.6
Effect of exchange rate changes on cash	1.2	(19.0)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(5.9)	34.4
Cash, cash equivalents and restricted cash at beginning of year	419.3	340.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$413.4	$375.1
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). ASU 2023-07 requires that a public entity disclose: (1) on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (2) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; and (3) the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The other segment items category is the difference between segment revenue less the segment expenses disclosed and each reported measure of segment profit or loss. For public entities, the new guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company is preparing to adopt the new disclosure requirements beginning with its Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3 - Acquisitions and Divestitures
Acquisitions:
On September 9, 2024, the Company acquired 100% of the capital stock of CGI, Inc. ("CGI"), a Nevada-based manufacturer of precision drive systems serving a broad range of automation markets with a concentration in medical robotics. CGI employs approximately 130 people and has its headquarters and manufacturing facilities in Carson City, Nevada. The acquisition of CGI enhances the Company's product portfolio. The total purchase price for this acquisition was $167.4 million, net of cash acquired of $8.9 million, subject to customary post-closing adjustments. Results for CGI are reported in the Industrial Motion segment. The Company incurred acquisition-related costs of $1.4 million to complete this acquisition.
The following table presents the purchase price allocation at fair value for the CGI acquisition as of September 30, 2024:

Initial Purchase Price Allocation
Assets:
Accounts receivable	$4.2
Inventories	13.4
Other current assets	0.2
Property, plant and equipment	10.0
Operating lease assets	1.8
Goodwill	79.8
Other intangible assets	88.4
Other non-current assets	3.0
Total assets acquired	$200.8
Liabilities:
Accounts payable, trade	$0.6
Salaries, wages and benefits	1.4
Other current liabilities	2.8
Deferred income taxes	23.4
Other non-current liabilities	5.2
Total liabilities assumed	$33.4
Net assets acquired	$167.4
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2024:

	2024
		Weighted- Average Life
Trade names	$17.6	19 years
Technology and know-how	21.6	15 years
Customer relationships	49.2	15 years
Total intangible assets	$88.4

Note 3 - Acquisitions and Divestitures (continued)
In determining the fair value of amounts above, the Company utilized a benchmarking approach based on the Company's prior acquisitions to determine the preliminary fair values for identified intangibles assets and inventory. Upon completion of the final valuation and purchase price allocation, the final fair values of the assets acquired, liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and any residual amounts will be allocated to goodwill.
The amounts in the table above represent the preliminary purchase price allocation for CGI. This purchase price allocation, including the residual amount allocated to goodwill, is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. Given the proximity of the acquisition date to September 30, 2024, no elements of the purchase price allocation have been finalized as of September 30, 2024. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values for those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments has been completed on the acquisition date.
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

Note 3 - Acquisitions and Divestitures (continued)
The following table presents the updated purchase price allocation at fair value, net of cash acquired, for the 2023 acquisitions, as of December 31, 2023 and September 30, 2024:

	Purchase Price Allocation at December 31, 2023	2024 Adjustments	Updated Purchase Price Allocation at September 30, 2024
Assets:
Accounts receivable	$44.7	$(0.8)	$43.9
Inventories	111.8	1.7	113.5
Other current assets	5.0	—	5.0
Property, plant and equipment	47.7	0.2	47.9
Operating lease assets	7.3	(0.1)	7.2
Goodwill	285.6	6.3	291.9
Other intangible assets	306.7	(7.2)	299.5
Other non-current assets	6.7	(1.6)	5.1
Total assets acquired	$815.5	$(1.5)	$814.0
Liabilities:
Accounts payable, trade	$24.0	$0.2	$24.2
Salaries, wages and benefits	16.9	(2.0)	14.9
Income taxes payable	5.5	—	5.5
Other current liabilities	10.7	(0.7)	10.0
Short-term debt	4.7	0.4	5.1
Long-term debt	6.0	—	6.0
Accrued pension benefits	3.6	—	3.6
Long-term operating lease liabilities	7.0	—	7.0
Deferred income taxes	83.3	(0.9)	82.4
Other non-current liabilities	7.6	—	7.6
Total liabilities assumed	$169.3	$(3.0)	$166.3
Noncontrolling interest acquired	5.2	1.1	6.3
Net assets acquired	$641.0	$0.4	$641.4
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2023:

	2023
		Weighted- Average Life
Trade names	$25.6	17 years
Technology and know-how	70.5	15 years
Customer relationships	201.8	14 years
Non-compete agreements	1.0	3 years
Capitalized software	0.6	2 years
Total intangible assets	$299.5

Note 3 - Acquisitions and Divestitures (continued)
In determining the fair value of the amounts above, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value required judgment related to future net cash flows, discount rates, competitive trends, market comparisons and other factors. As a result, the Company utilized third-party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by considering independent appraisals and historical data, supplemented by current and anticipated market conditions.
The amounts in the table above represent the purchase price allocation for the 2023 acquisitions as of the dates noted above. This purchase price allocation, including the residual amount allocated to goodwill, has been adjusted as additional information concerning final asset and liability valuations have been obtained, and management has completed its reassessment of the measurement period procedures. The purchase price allocation for Lagersmit is preliminary with respect to the valuation of inventory and intangible assets and any impact to the related deferred taxes, as well as changes to the residual amount allocated to goodwill. The purchase price allocations for iMECH, Rosa, Des-Case, Nadella and ARB are complete. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values for those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.
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
On February 28, 2023, the Company completed the sale of all of its membership interest in S.E. Setco Services Company, LLC ("SE Setco"), a 50% owned joint venture. The Company had accounted for SE Setco as an equity method investment prior to the sale. The Company received $5.7 million in cash proceeds for SE Setco and recognized a pretax gain of $4.8 million on the sale. The gain was reflected in other income, net in the Consolidated Statement of Income.
Sale of Other Assets:
On September 30, 2024, the Company completed the sale of its former bearing plant in Gaffney, South Carolina. The Company received $16.0 million in cash proceeds for the Gaffney plant and recognized a pretax gain of $13.8 million on the sale. The gain was reflected in gain on sale of real estate in the Consolidated Statement of Income.

Note 4 - Segment Information
The primary measurement used by management to measure the financial performance of each segment is earnings before interest, taxes, depreciation and amortization ("EBITDA").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Engineered Bearings	$740.7	$775.6	$2,326.6	$2,533.5
Industrial Motion	386.1	367.1	1,172.8	1,144.3
Net sales	$1,126.8	$1,142.7	$3,499.4	$3,677.8
Segment EBITDA:
Engineered Bearings	$150.0	$148.2	$492.0	$538.7
Industrial Motion	70.9	70.3	223.8	199.4
Total EBITDA, for reportable segments	$220.9	$218.5	$715.8	$738.1
Unallocated corporate expense	(25.7)	(17.0)	(61.0)	(47.9)
Corporate pension and other postretirement benefit related (expense) income (1)	—	(0.2)	—	1.7
Depreciation and amortization	(56.1)	(52.2)	(165.6)	(149.0)
Interest expense	(30.3)	(27.5)	(97.1)	(79.9)
Interest income	3.4	2.6	11.3	6.0
Income before income taxes	$112.2	$124.2	$403.4	$469.0
(1) Corporate pension and other postretirement benefit related income represents actuarial (losses) and gains that resulted from the remeasurement of pension and other postretirement plan assets and obligations as a result of changes in assumptions or experience.

	September 30, 2024	December 31, 2023
Total Assets by Segment:
Engineered Bearings	$3,273.4	$3,296.8
Industrial Motion	3,004.7	2,744.5
Corporate (2)	489.3	500.4
	$6,767.4	$6,541.7
(2) Corporate assets include corporate buildings and cash and cash equivalents.

Note 5 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$310.4	$202.4	$512.8	$307.4	$190.6	$498.0
Americas excluding the United States	95.5	28.1	123.6	96.1	26.5	122.6
Europe / Middle East / Africa	139.9	124.0	263.9	158.6	125.9	284.5
China	81.2	20.3	101.5	110.7	18.3	129.0
Asia-Pacific excluding China	113.7	11.3	125.0	102.8	5.8	108.6
Net sales	$740.7	$386.1	$1,126.8	$775.6	$367.1	$1,142.7

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$981.4	$598.6	$1,580.0	$965.9	$603.7	$1,569.6
Americas excluding the United States	286.5	79.2	365.7	284.3	82.3	366.6
Europe / Middle East / Africa	460.4	401.8	862.2	518.1	376.3	894.4
China	233.8	59.6	293.4	425.6	57.5	483.1
Asia-Pacific excluding China	364.5	33.6	398.1	339.6	24.5	364.1
Net sales	$2,326.6	$1,172.8	$3,499.4	$2,533.5	$1,144.3	$3,677.8

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percent of revenue by sales channel for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended	Nine Months Ended
Revenue by sales channel	September 30, 2024	September 30, 2023
Original equipment manufacturers	55%	60%
Distribution/end users	45%	40%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services and type of customer is also relevant. During the nine months ended September 30, 2024 and September 30, 2023, approximately 10% and 9%, respectively, of total net sales were recognized over-time because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Finally, business with the United States ("U.S.") government or its contractors represented approximately 6% of total net sales during the nine months ended September 30, 2024 and September 30, 2023.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $178.0 million at September 30, 2024.

Note 5 - Revenue (continued)
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance, January 1	$144.5	$103.9
Additional unbilled revenue recognized	301.3	424.1
Less: amounts billed to customers	(283.2)	(383.5)
Ending balance	$162.6	$144.5
There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance, January 1	$45.4	$54.3
Acquisitions	0.6	1.4
Revenue received or billed in advance of recognition	133.3	165.2
Less: revenue recognized	(119.0)	(175.5)
Ending balance	$60.3	$45.4

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$24.6	$33.3	$103.2	$122.9
Effective tax rate	21.9%	26.8%	25.6%	26.2%
Income tax expense for the three and nine months ended September 30, 2024 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% due to the actual and projected mix of earnings in non-U.S. jurisdictions with relatively higher tax rates, U.S. state and local income taxes, and other permanent differences (net).

The effective tax rate of 21.9% and 25.6% for the three and nine months ended September 30, 2024, respectively, was lower than the effective tax rate for the three and nine months ended September 30, 2023, respectively, primarily due to the net favorable impact of discrete items versus the year ago periods.

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

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to The Timken Company	$81.8	$87.9	$281.5	$335.4
Denominator:
Weighted average number of shares outstanding - basic	70,120,860	70,878,673	70,246,103	71,740,846
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	542,881	656,936	546,983	716,003
Weighted average number of shares outstanding assuming dilution of stock options and awards	70,663,741	71,535,609	70,793,086	72,456,849
Basic earnings per share	$1.17	$1.24	$4.01	$4.68
Diluted earnings per share	$1.16	$1.23	$3.98	$4.63
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three and nine months ended September 30, 2024 and 2023.
Note 8 - Inventories
The components of inventories at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Manufacturing supplies	$44.1	$41.9
Raw materials	154.0	145.6
Work in process	517.5	496.1
Finished products	630.5	619.2
Subtotal	1,346.1	1,302.8
Allowance for obsolete and surplus inventory	(90.8)	(73.7)
Total inventories, net	$1,255.3	$1,229.1
Inventories are valued at net realizable value, with approximately 61% valued on the first-in, first-out ("FIFO") method and the remaining 39% valued on the last-in, first-out ("LIFO") method. The majority of the Company's U.S. inventories are valued on the LIFO method. The Company's non-U.S. inventories are valued on the FIFO method.
The LIFO reserves as of September 30, 2024 and December 31, 2023 were $251.7 million and $232.1 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on current inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 9 - Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, performing its annual impairment test as of October 1st. Goodwill and indefinite-lived intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance, January 1	$692.3	$677.3	$1,369.6
Acquisitions	—	79.8	79.8
Foreign currency translation adjustments and other changes	8.2	7.9	16.1
Ending balance	$700.5	$765.0	$1,465.5
The acquisition of CGI added goodwill of $79.8 million in 2024. Goodwill arising from this acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining the companies. The goodwill related to CGI is not deductible for tax purposes.
The following table displays intangible assets as of September 30, 2024 and December 31, 2023:

	Balance at September 30, 2024			Balance at December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$832.8	$(260.8)	$572.0	$776.5	$(222.8)	$553.7
Technology and know-how	369.5	(117.5)	252.0	343.3	(100.9)	242.4
Trade names	124.3	(16.0)	108.3	71.3	(11.2)	60.1
Capitalized software	302.8	(275.5)	27.3	299.5	(272.8)	26.7
Other	11.6	(10.3)	1.3	10.8	(8.7)	2.1
	$1,641.0	$(680.1)	$960.9	$1,501.4	$(616.4)	$885.0
Intangible assets not subject to amortization:
Trade names	$89.9		$89.9	$137.7		$137.7
FAA air agency certificates	8.7		8.7	8.7		8.7
	$98.6		$98.6	$146.4		$146.4
Total intangible assets	$1,739.6	$(680.1)	$1,059.5	$1,647.8	$(616.4)	$1,031.4
Amortization expense for intangible assets was $64.2 million and $53.1 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets is projected to be approximately $86 million in 2024; $84 million in 2025; $81 million in 2026; $78 million in 2027; and $77 million in 2028.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Sales rebates	$67.1	$79.0
Deferred revenue	60.3	45.4
Operating lease liabilities	29.6	25.9
Interest	24.8	16.4
Taxes other than income and payroll taxes	21.2	17.8
Product warranty	17.1	15.2
Freight and duties	16.5	13.4
Professional fees	13.8	12.5
Current derivative liability	5.4	11.4
Restructuring	3.3	5.8
Other	73.9	74.3
Total other current liabilities	$333.0	$317.1

Note 11 - Financing Arrangements
Short-term debt at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Variable-rate Term Loan, originally due to mature on August 16, 2024; redeemed on May 29, 2024	$—	$220.8
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 4.00% to 4.45% at September 30, 2024 and 4.35% to 7.33% at December 31, 2023	25.9	25.4
Short-term debt	$25.9	$246.2
On August 16, 2023, the Company entered into a €200 million variable-rate term loan ("2024 Term Loan"), maturing on August 16, 2024. The Company repaid the 2024 Term Loan during the second quarter of 2024.
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings. Most of these lines of credit are uncommitted. At September 30, 2024, the Company’s foreign subsidiaries had borrowings outstanding of $25.9 million and bank guarantees of $2.4 million.
Long-term debt at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 6.48% and Euro of 4.85% at December 31, 2023	$—	$247.4
Variable-rate Accounts Receivable Facility with an interest rate of 6.20% at September 30, 2024 and 6.42% at December 31, 2023	72.0	67.0
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 6.07% at September 30, 2024 and 6.58% at December 31, 2023	399.5	399.3
Fixed-rate Senior Unsecured Notes(1), originally due to mature on September 1, 2024; redeemed on June 24, 2024.	—	350.0
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	167.0	165.5
Fixed-rate Euro Senior Unsecured Notes(1), maturing on May 23, 2034, with an interest rate of 4.125%	655.9	—
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	398.0	397.7
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.8	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.125%	344.8	343.7
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	11.8	12.7
Other	9.2	11.6
Total debt	$2,213.0	$2,149.7
Less: current maturities	23.8	359.4
Long-term debt	$2,189.2	$1,790.3
(1) Net of discounts and fees

Note 11 - Financing Arrangements (continued)
The Company is party to a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2026. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at September 30, 2024. As of September 30, 2024, there were $72 million outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to $28 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on Secured Overnight Financing Rate ("SOFR"). At September 30, 2024, the Company had no outstanding borrowings under the Senior Credit Facility. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio.
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
At September 30, 2024, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to certain insurance contracts and indirect taxes. At September 30, 2024, outstanding letters of credit totaled $58.2 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $8.7 million of finance leases) subsequent to September 30, 2024 are as follows:

Year
2024	$7.8
2025	29.1
2026	125.7
2027	524.6
2028	521.4
2029	1.4
Thereafter	1,023.0
The table above excludes $20.0 million of unamortized discounts and fees that are netted against long-term debt at September 30, 2024.

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
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the nine months ended September 30, 2024 and twelve months ended December 31, 2023:

	September 30, 2024	December 31, 2023
Confirmed obligations outstanding, January 1	$21.3	$14.4
Invoices confirmed	82.7	97.1
Confirmed invoices paid	(86.4)	(90.2)
Confirmed obligations outstanding, ending balance	$17.6	$21.3
The obligations outstanding at September 30, 2024 and December 31, 2023 were included in accounts payable, trade on the Consolidated Balance Sheet.

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
The Company had total environmental accruals of $4.5 million and $4.7 million for various known environmental matters that are probable and reasonably estimable at September 30, 2024 and December 31, 2023, respectively, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred considering the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The product warranty liability included in "Other current liabilities" on the Consolidated Balance Sheets was $17.1 million and $15.2 million at September 30, 2024 and December 31, 2023, respectively. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The liability primarily relates to accruals for products sold into the automotive and wind energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. In addition, the Company continues to evaluate claims raised by certain customers with respect to the performance of bearings sold into the wind energy and automotive sectors. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position; however, the effect of a change in our assessment may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual for the nine months ended September 30, 2024 and twelve months ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance, January 1	$15.2	$23.5
Expense	5.9	5.9
Payments	(4.0)	(14.2)
Ending balance	$17.1	$15.2

Note 14 - Equity
The following tables present the changes in the components of equity for the three and nine months ended September 30, 2024 and 2023, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at June 30, 2024	$2,950.1	$40.7	$1,255.9	$2,383.5	$(223.5)	$(659.8)	$153.3
Net income	87.6			81.8			5.8
Foreign currency translation adjustment	78.7				79.3		(0.6)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.6 million)	(1.6)				(1.6)
Change in fair value of derivative financial instruments, net of reclassifications	(1.6)				(1.6)
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends - $0.34 per share	(23.8)			(23.8)
Sale of shares of Timken India Limited	(1.2)		(1.2)
Stock-based compensation expense	5.2		5.2
Stock purchased at fair market value	(1.7)					(1.7)
Stock option exercise activity	0.1		0.1
Balance at September 30, 2024	$3,090.7	$40.7	$1,260.0	$2,441.5	$(147.4)	$(661.5)	$157.4

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2023	$2,702.4	$40.7	$1,076.5	$2,232.2	$(146.9)	$(620.1)	$120.0
Net income	300.2			281.5			18.7
Foreign currency translation adjustment	(1.3)				(0.2)		(1.1)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.5 million)	(4.6)				(4.6)
Change in fair value of derivative financial instruments, net of reclassifications	(1.3)				(1.3)
Dividends - $1.01 per share	(72.2)			(72.2)
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Sale of shares of Timken India Limited	186.8		161.3		5.6		19.9
Noncontrolling interest acquired	1.0						1.0
Stock-based compensation expense	16.7		16.7
Stock purchased at fair market value	(31.4)					(31.4)
Stock option exercise activity	5.5		5.5
Payments related to tax withholding for stock-based compensation	(10.0)					(10.0)
Balance at September 30, 2024	$3,090.7	$40.7	$1,260.0	$2,441.5	$(147.4)	$(661.5)	$157.4

On May 28, 2024, the Company completed the sale of 5.0 million shares of TIL, generating net proceeds of $187 million after income taxes of $45 million and transaction costs. The sale reduced the Company’s ownership in TIL from 57.70 percent to 51.05 percent. The India market remains strategically important to Timken, and the Company is currently not planning any further sale transactions.

Note 14 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at June 30, 2023	$2,650.0	$40.7	$1,058.4	$2,132.2	$(178.2)	$(521.8)	$118.7
Net income	90.9			87.9			3.0
Foreign currency translation adjustment	(65.1)				(63.3)		(1.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.4)				(1.4)
Change in fair value of derivative financial instruments, net of reclassifications	2.0				2.0
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends - $0.33 per share	(23.4)			(23.4)
Stock-based compensation expense	5.8		5.8
Stock purchased at fair market value	(63.9)					(63.9)
Stock option exercise activity	4.1		4.1
Payments related to tax withholding for stock-based compensation	(1.3)					(1.3)
Balance at September 30, 2023	$2,597.1	$40.7	$1,068.3	$2,196.7	$(240.9)	$(587.0)	$119.3

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2022	$2,352.9	$40.7	$829.6	$1,932.1	$(181.9)	$(352.2)	$84.6
Net income	346.1			335.4			10.7
Foreign currency translation adjustment	(65.3)				(63.5)		(1.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.5 million)	(4.5)				(4.5)
Change in fair value of derivative financial instruments, net of reclassifications	0.9				0.9
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends - $0.97 per share	(70.8)			(70.8)
Sale of shares of Timken India Limited	229.0		194.5		8.1		26.4
Stock-based compensation expense	22.9		22.9
Stock purchased at fair market value	(218.4)					(218.4)
Stock option exercise activity	21.3		21.3
Payments related to tax withholding for stock-based compensation	(16.4)					(16.4)
Balance at September 30, 2023	$2,597.1	$40.7	$1,068.3	$2,196.7	$(240.9)	$(587.0)	$119.3

On June 20, 2023, the Company completed the sale of 7.6 million shares of TIL, generating net proceeds of $229 million after income taxes of $55 million and transaction costs. The sale reduced the Company’s ownership in TIL from 67.80 percent to 57.70 percent.

Note 15 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2024:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$0.1	$—	$0.1
Severance and related benefit costs	0.1	1.3	1.4
Exit costs	0.9	0.1	1.0
Total	$1.1	$1.4	$2.5
For the nine months ended September 30, 2024:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$2.0	$—	$2.0
Severance and related benefit costs	0.9	3.8	4.7
Exit costs	1.2	0.2	1.4
Total	$4.1	$4.0	$8.1

For the three months ended September 30, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$4.9	$—	$4.9
Severance and related benefit costs	$1.6	$1.8	$3.4
Exit costs	0.4	0.2	0.6
Total	$6.9	$2.0	$8.9
For the nine months ended September 30, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$4.9	$28.3	$33.2
Severance and related benefit costs	3.8	2.5	6.3
Exit costs	0.6	0.2	0.8
Total	$9.3	$31.0	$40.3

The following discussion explains the more significant impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts included in the tables above.

Engineered Bearings:
On January 16, 2023, the Company announced the closure of its bearing plant in Gaffney, South Carolina. The Company has transferred its remaining operations to other bearing manufacturing facilities. The facility ceased operations at the end of the fourth quarter of 2023, which affected approximately 225 employees. During the nine months ended September 30, 2024, the Company recorded exit costs of $1.2 million, related to this closure. During the three and nine months ended September 30, 2023, the Company recorded severance and related benefits of $1.4 million and $3.1 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $16.2 million as of September 30, 2024, including rationalization costs recorded in cost of products sold.
During the nine months ended September 30, 2024, the Company recorded impairment charges of $2.0 million related to certain engineering-related assets used in the business. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.

Note 15 - Impairment and Restructuring Charges (continued)
As a result of Russia's invasion of Ukraine (and associated international sanctions), the Company suspended its operations in Russia in 2022. During the three months ended September 30, 2023, the Company recorded impairment charges of $3.9 million related to certain assets of its joint venture in Russia.
During the three months ended September 30, 2023, the Company classified TWB as assets held for sale and recorded impairment charges of $1.0 million. The Company completed the sale of TWB on October 16, 2023.

Industrial Motion:
On November 30, 2023, the Company announced the closure of its belts manufacturing facility in Fort Scott, Kansas. The Company expects to transfer its operations to other belts manufacturing facilities. The closure of this facility is expected to occur by the end of the second quarter of 2025 and is expected to affect approximately 155 employees. The Company expects to incur approximately $10 million to $12 million of pretax costs in total related to this closure. During the three and nine months ended September 30, 2024, the Company recorded severance and related benefits of $0.6 million and $2.1 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $5.5 million as of September 30, 2024, including rationalization costs recorded in cost of products sold.
Effective January 1, 2023, the Company began operating under two new reportable segments, Engineered Bearings and Industrial Motion. In conjunction with this change in segmented results, the Company reallocated its goodwill to new reporting units under these two segments. In addition, the Company was required to review goodwill for impairment under these new reporting units. As a result of this goodwill impairment review, the Company recognized a pretax goodwill impairment loss of $28.3 million during the six months ended September 30, 2023.
In addition, during the three and nine months ended September 30, 2023, the Company recorded severance and related benefits of $0.8 million and $1.1 million, respectively, related to one of its automatic lubrication systems facilities in Europe.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2024 and twelve months ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance, January 1	$5.8	$3.1
Expense	6.1	12.3
Payments	(8.6)	(9.6)
Ending balance	$3.3	$5.8
The restructuring accrual at September 30, 2024 and December 31, 2023 was included in other current liabilities on the Consolidated Balance Sheets.

Note 16 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2024 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2024.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost (credit):
Service cost	$0.1	$0.2	$0.5	$0.3	$0.6	$0.5
Interest cost	4.3	4.4	2.6	2.4	6.9	6.8
Expected return on plan assets	(1.9)	(2.1)	(2.4)	(2.5)	(4.3)	(4.6)
Amortization of prior service cost	—	0.1	—	—	—	0.1
Recognition of net actuarial losses	—	0.2	—	—	—	0.2
Net periodic benefit cost (credit)	$2.5	$2.8	$0.7	$0.2	$3.2	$3.0

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost (credit):
Service cost	$0.5	$0.6	$1.4	$1.1	$1.9	$1.7
Interest cost	12.8	13.4	7.7	7.7	20.5	21.1
Expected return on plan assets	(5.7)	(6.3)	(7.2)	(7.8)	(12.9)	(14.1)
Amortization of prior service cost	0.1	0.2	0.1	0.1	0.2	0.3
Recognition of net actuarial gains	—	(1.7)	—	—	—	(1.7)
Net periodic benefit cost (credit)	$7.7	$6.2	$2.0	$1.1	$9.7	$7.3
For the three and nine months ended September 30, 2023, lump sum payments related to new retirees exceeded annual service and interest costs for one of the Company's U.S. defined benefit pension plans, triggering a remeasurement of assets and obligations for this plan. As a result of this remeasurement, the Company recognized a net actuarial ("mark-to-market") loss of $0.2 million and a gain of $1.7 million during the three and nine months ended September 30, 2023, respectively.

Note 17 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2024 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net periodic benefit credit:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.4	0.4	1.3	1.4
Amortization of prior service credit	(2.1)	(2.0)	(6.2)	(6.2)
Net periodic benefit credit	$(1.6)	$(1.5)	$(4.8)	$(4.7)

Note 18 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2024	$(267.7)	$41.7	$2.5	$(223.5)
Other comprehensive income (loss) before reclassifications and income taxes	78.7	(0.1)	(1.8)	76.8
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(2.1)	(0.4)	(2.5)
Income tax benefit	—	0.6	0.6	1.2
Net current period other comprehensive income (loss), net of income taxes	78.7	(1.6)	(1.6)	75.5
Noncontrolling interest	0.6	—	—	0.6
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	79.3	(1.6)	(1.6)	76.1
Balance at September 30, 2024	$(188.4)	$40.1	$0.9	$(147.4)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)
Sale of shares of Timken India Limited	5.6	—	—	5.6
Other comprehensive loss (income) before reclassifications and income taxes	(1.3)	(0.1)	0.6	(0.8)
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(6.0)	(2.2)	(8.2)
Income tax benefit	—	1.5	0.3	1.8
Net current period other comprehensive loss, net of income taxes	(1.3)	(4.6)	(1.3)	(7.2)
Noncontrolling interest	1.1	—	—	1.1
Net current period other comprehensive income (loss), net of income taxes, noncontrolling interest and sale of shares of Timken India Limited	5.4	(4.6)	(1.3)	(0.5)
Balance at September 30, 2024	$(188.4)	$40.1	$0.9	$(147.4)
Foreign currency translation adjustments at September 30, 2024 included cumulative losses of $15.3 million related to net investment hedges. Refer to Note 20 - Derivative Instruments and Hedging Activities for additional information on the net investment hedges.

Note 18 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2023	$(227.8)	$47.7	$1.9	$(178.2)
Other comprehensive loss (income) before reclassifications and income taxes	(65.1)	—	2.1	(63.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(1.9)	0.8	(1.1)
Income tax benefit (expense)		0.5	(0.9)	(0.4)
Net current period other comprehensive (loss) income, net of income taxes	(65.1)	(1.4)	2.0	(64.5)
Noncontrolling interest	1.8	—	—	1.8
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(63.3)	(1.4)	2.0	(62.7)
Balance at September 30, 2023	$(291.1)	$46.3	$3.9	$(240.9)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2022	$(235.7)	$50.8	$3.0	$(181.9)
Sale of shares of Timken India Limited	8.1	—	—	8.1
Other comprehensive loss (income) before reclassifications and income taxes	(65.3)	(0.1)	0.4	(65.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(5.9)	0.9	(5.0)
Income tax benefit (expense)	—	1.5	(0.4)	1.1
Net current period other comprehensive (loss) income, net of income taxes	(65.3)	(4.5)	0.9	(68.9)
Noncontrolling interest	1.8	—	—	1.8
Net current period other comprehensive (loss) income, net of income taxes, noncontrolling interest and sale of shares of Timken India Limited	(55.4)	(4.5)	0.9	(59.0)
Balance at September 30, 2023	$(291.1)	$46.3	$3.9	$(240.9)

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
The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$378.3	$376.9	$1.4	$—
Cash and cash equivalents measured at net asset value	34.4
Restricted cash	0.7	0.7	—	—
Short-term investments	15.1	—	15.1	—
Foreign currency forward contracts	2.2	—	2.2	—
Total assets	$430.7	$377.6	$18.7	$—
Liabilities:
Foreign currency forward contracts	$5.4	$—	$5.4	$—
Total liabilities	$5.4	$—	$5.4	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.4	$381.0	$3.4	$—
Cash and cash equivalents measured at net asset value	34.5
Restricted cash	0.4	0.4	—	—
Short-term investments	31.6	—	31.6	—
Foreign currency forward contracts	3.3	—	3.3	—
Total assets	$454.2	$381.4	$38.3	$—
Liabilities:
Foreign currency forward contracts	$11.4	$—	$11.4	$—
Total liabilities	$11.4	$—	$11.4	$—
Cash and cash equivalents include highly liquid investments with maturities of 90 days or less when purchased that are valued at redemption value. Short-term investments are investments with maturities between 91 days and one year, and generally are valued at amortized cost, which approximates fair value. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

Note 19 - Fair Value (continued)
In addition, the Company remeasures certain assets at fair value, using Level 3 inputs, as a result of the occurrence of triggering events such as purchase accounting for acquisitions or goodwill impairment.
During the nine months ended September 30, 2024, certain engineering-related assets used in the business, with a carrying value of $2.0 million, were written down to their fair value of zero, resulting in an impairment charge of $2.0 million. The fair value for these assets was determined based on an estimate of the best price that would be received in a current transaction to sell the assets to a third party less the cost to sell the assets.
No other material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2024 and 2023.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on Level 2 inputs (quoted market prices), was $1,737.4 million and $1,387.7 million at September 30, 2024 and December 31, 2023, respectively. The carrying value of this debt was $1,734.4 million and $1,424.3 million at September 30, 2024 and December 31, 2023, respectively. The difference between fair value and carrying value primarily reflects the net impact of changes in prevailing interest rates and credit spreads since the fixed-rate debt was issued.
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
On May 23, 2024, the Company designated its 2034 Notes as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against change in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and nine months ended September 30, 2024 was a loss of $25.3 million and $19.2 million to accumulated comprehensive (loss) income, respectively.
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027, as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and nine months ended September 30, 2024 was a loss of $2.3 million and $0.5 million to accumulated comprehensive (loss) income, respectively.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2024 and December 31, 2023, the Company had $734.3 million and $591.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 19 - Fair Value for the fair value disclosure of derivative financial instruments.

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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in certain foreign currencies with forward contracts. When the dollar strengthens significantly against these foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of September 30, 2024 and December 31, 2023, the Company had $69.1 million and $73.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of September 30, 2024 and December 31, 2023, the Company had $665.2 million and $518.0 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2024 and 2023, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30, 2024
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2024	2023	2024	2023
Foreign currency forward contracts	Other expense (income), net	$2.6	$0.3	$(7.4)	$(16.2)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy®, Lagersmit® and CGI. Timken employs more than 19,000 people globally in 45 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
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
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial drivetrain services, which return equipment to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, Spinea®, Rollon®, Nadella®, Groeneveld®, BEKA®, Des-Case®, Diamond®, Drives®, Timken® Belts, Lovejoy®, PT Tech®, Lagersmit® and CGI. Industrial Motion products are used across a broad range of industries, including solar energy, automation, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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
The following items highlight some of the Company's more significant strategic accomplishments during the nine months ended September 30, 2024:
•On September 9, 2024, the Company acquired CGI, a Nevada-based manufacturer of precision drive systems serving a broad range of automation markets with a concentration in medical robotics. CGI employs approximately 130 people and has its headquarters and manufacturing facilities in Carson City, Nevada. CGI will further Timken's strategy to expand and scale its leading industrial motion product portfolio.
•The Company paid its 409th consecutive quarterly dividend in the third quarter. During the second quarter, Timken increased its quarterly dividend by 3%. The Company also repurchased 0.4 million common shares during the nine months ended September 30, 2024.

Overview:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$1,126.8	$1,142.7	$(15.9)	(1.4)%
Net income	87.6	90.9	(3.3)	(3.6)%
Net income attributable to noncontrolling interest	5.8	3.0	2.8	93.3%
Net income attributable to The Timken Company	$81.8	$87.9	$(6.1)	(6.9)%
Diluted earnings per share	$1.16	$1.23	$(0.07)	(5.7)%
Average number of shares – diluted	70,663,741	71,535,609	—	(1.2)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$3,499.4	$3,677.8	$(178.4)	(4.9)%
Net income	300.2	346.1	(45.9)	(13.3)%
Net income attributable to noncontrolling interest	18.7	10.7	8.0	74.8%
Net income attributable to The Timken Company	$281.5	$335.4	$(53.9)	(16.1)%
Diluted earnings per share	$3.98	$4.63	$(0.65)	(14.0)%
Average number of shares – diluted	70,793,086	72,456,849	—	(2.3)%

Net sales decreased for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023. The decrease was primarily driven by lower organic demand in China and Europe, and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions (net of divestitures) and favorable pricing.
Net income decreased for the three months ended September 30, 2024 compared with the three months ended September 30, 2023 primarily due to the impact of lower volume, higher logistics costs, the unfavorable impact of foreign currency exchange rate changes, and higher selling, general, and administrative (SG&A) costs, partially offset by the gain on the sale of a former bearing manufacturing plant, favorable price/mix, lower impairment and restructuring charges and the benefit of acquisitions (net of divestitures). Net income decreased for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 primarily due to the impact of lower volume, the unfavorable impact of foreign currency exchange rate changes, and higher interest expense, partially offset by favorable price/mix, lower impairment charges, the benefit of acquisitions (net of divestitures), the gain on the sale of a former bearing manufacturing plant, and lower manufacturing and SG&A costs.
Outlook:
The Company expects 2024 full-year revenue to be down approximately 4% compared to 2023, driven by lower demand and unfavorable currency impact, partially offset by the favorable impact from acquisitions (net of divestitures) and favorable pricing. The Company's net earnings are expected to be down in 2024 compared with 2023, primarily due to the impact of lower sales volume, higher operating costs, higher interest expense and a higher income tax rate, partially offset by favorable price/mix, lower impairment and pension remeasurement charges, and the benefit of acquisitions (net of divestitures).
The Company expects to generate a lower amount of cash from operating activities in 2024 compared to 2023 primarily due to lower expected net income. The Company expects capital expenditures to remain flat in 2024 compared to 2023, and relatively in line with 2023 spending as a percentage of sales (4.0%).

THE STATEMENT OF INCOME
Operating Income:

Three Months Ended September 30,
2024	2023	$ Change	Change
Net sales	$1,126.8	$1,142.7	$(15.9)	(1.4%)
Cost of products sold	782.4	787.1	(4.7)	(0.6%)
Selling, general and administrative expenses	189.7	179.6	10.1	5.6%
Amortization of intangible assets	19.7	17.5	2.2	12.6%
Impairment and restructuring charges	2.5	8.9	(6.4)	(71.9%)
Gain on sale of real estate	(13.8)	—	(13.8)	NM
Operating income	$146.3	$149.6	(3.3)	(2.2%)
Operating income % to net sales	13.0%	13.1%	(10)	bps

Nine Months Ended September 30,
2024	2023	$ Change	Change
Net sales	$3,499.4	$3,677.8	$(178.4)	(4.9%)
Cost of products sold	2,383.8	2,500.0	(116.2)	(4.6%)
Selling, general and administrative expenses	564.5	551.3	13.2	2.4%
Amortization of intangible assets	58.7	48.3	10.4	21.5%
Impairment and restructuring charges	8.1	40.3	(32.2)	(79.9%)
Gain on sale of real estate	(13.8)	—	(13.8)	NM
Operating income	$498.1	$537.9	(39.8)	(7.4%)
Operating income % to net sales	14.2%	14.6%	(40)	bps

Net sales decreased for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023. The decrease was driven by lower organic revenue of $33 million and $247 million, respectively (lower volume partially offset by favorable pricing) and the unfavorable impact of foreign currency exchange rate changes of $3 million and $23 million, respectively, partially offset by the favorable impact of acquisitions (net of divestitures) of $21 million and $92 million, respectively. The lower demand in the three and nine months ended September 30, 2024 was experienced across both the Engineered Bearings and Industrial Motion segments.
Operating income decreased for the three months ended September 30, 2024 compared with the three months ended September 30, 2023, due to the unfavorable impact of lower sales net of cost of products sold, higher SG&A expenses, and increased amortization expense, offset partially by the gain on the sale of a former bearing manufacturing plant and lower impairment and restructuring charges. Operating income decreased for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, due to the unfavorable impact of lower sales net of cost of products sold, higher SG&A expenses, and increased amortization expense, partially offset by lower impairment and restructuring charges and the gain on the sale of a former bearing manufacturing plant.
•Cost of products sold decreased for the three months ended September 30, 2024 compared with the three months ended September 30, 2023, due to the impact of lower volume of $20 million, partially offset by higher net material and logistics costs of $8 million and the incremental cost of goods sold from acquisitions (net of divestitures) of $6 million. Cost of products sold decreased for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, due to the impact of lower volume of $138 million, the impact of foreign currency exchange rate changes of $16 million, partially offset by the incremental cost of goods sold from acquisitions (net of divestitures) of $40 million and unfavorable net material and logistics costs of $4 million.

•SG&A expenses increased for the three months ended September 30, 2024 compared with the three months ended September 30, 2023, primarily due to the impact of acquisitions and bad debt expense. SG&A expenses increased for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, primarily due to the impact of acquisitions and bad debt expense, partially offset by the reduced discretionary spending to align with the lower demand levels, and reduced compensation expense.
•Amortization of intangible assets increased for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023, primarily due to the addition of intangible assets from the six acquisitions that were completed during 2023, as well as the CGI acquisition, which was completed in the third quarter of 2024. Refer to Note 3 - Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
•Impairment and restructuring charges were lower for the three months ended September 30, 2024 compared with the three months ended September 30, 2023, primarily due to impairment charges for the closure of the plant in Gaffney, South Carolina, during the three months ended September 30, 2023. Impairment and restructuring charges were lower for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, primarily due to impairment charges of $28.3 million related to the goodwill impairment recorded in the Industrial Motion segment during the first quarter of 2023, partially offset by the impairment of certain engineering-related assets used in the Engineered Bearing Segment during the second quarter of 2024.
•Gain on sale of real estate for the three and nine months ended September 30, 2024 was due to a gain of $13.8 million on the sale of a former bearing manufacturing plant in Gaffney, South Carolina during the three months ended September 30, 2024. Refer to Note 3 - Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
Interest Income and Expense:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense	$(30.3)	$(27.5)	$(2.8)	10.2%
Interest income	3.4	2.6	$0.8	30.8%
Interest expense, net	$(26.9)	$(24.9)	$(2.0)	8.0%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Interest expense	$(97.1)	$(79.9)	$(17.2)	21.5%
Interest income	11.3	6.0	$5.3	88.3%
Interest expense, net	$(85.8)	$(73.9)	$(11.9)	16.1%

The increase in interest expense for the three months ended September 30, 2024 compared with the three months ended September 30, 2023 was due to higher average debt levels and slightly higher average interest rates. The increase in interest expense for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 was due to increased debt levels and higher average interest rates.

The increase in interest income for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023 was due to increased cash levels and higher average interest rates.

Other Income (Expense):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Non-service pension and other postretirement expense	$(0.9)	$(0.9)	$—	—%
Other (expense) income	(6.3)	0.4	(6.7)	NM
Total other expense, net	$(7.2)	$(0.5)	$(6.7)	NM

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Non-service pension and other postretirement expense	$(2.9)	$(0.8)	$(2.1)	262.5%
Other (expense) income	(6.0)	5.8	(11.8)	(203.4)%
Total other (expense) income	$(8.9)	$5.0	$(13.9)	(278.0)%
The increase in non-service pension and other postretirement expense for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 was due to pension remeasurement gains recognized during 2023. Refer to Note 16 - Retirement Benefit Plans and Note 17 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
The change in other (expense) income for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023 was primarily driven by net foreign currency losses in the current year periods of $5.4 million and $11.0 million, respectively. In addition, a gain of $4.8 million on the divestiture of SE Setco, a 50% owned joint venture, was recognized during the nine months ended September 30, 2023.
Income Tax Expense:

	Three Months Ended September 30,
	2024	2023	$ Change	Change
Provision for income taxes	$24.6	$33.3	$(8.7)	(26.1)%
Effective tax rate	21.9%	26.8%		(490)	bps

	Nine Months Ended September 30,
	2024	2023	$ Change	Change
Provision for income taxes	$103.2	$122.9	$(19.7)	(16.0)%
Effective tax rate	25.6%	26.2%		(60)	bps

Income tax expense decreased $8.7 million and $19.7 million for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023, respectively, due to lower pre-tax earnings and the net favorable impact of discrete items in comparison to the year ago period.
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
The following item represents the Company's acquisitions and divestitures completed in 2024 and 2023:
•The Company acquired CGI during the third quarter of 2024. Results for CGI are reported in the Industrial Motion segment.
•The Company acquired Lagersmit during the fourth quarter of 2023. Results for Lagersmit are reported in the Industrial Motion segment.
•The Company acquired iMECH during the fourth quarter of 2023. Results for iMECH are reported in the Engineered Bearings segment.
•The Company completed the sale of TWB during the fourth quarter of 2023. Results for TWB were reported in the Engineered Bearings segment.
•The Company acquired Rosa and Des-Case during the third quarter of 2023. Results for Rosa and Des-Case are reported in the Industrial Motion segment.
•The Company acquired Nadella during the second quarter of 2023. Results for Nadella are reported in the Industrial Motion segment.
•The Company acquired ARB during the first quarter of 2023. Results for ARB are reported in the Engineered Bearings segment.

Engineered Bearings Segment:

	Three Months Ended September 30,
	2024	2023	$ Change	Change
Net sales	$740.7	$775.6	$(34.9)	(4.5%)
EBITDA	$150.0	$148.2	$1.8	1.2%
EBITDA margin	20.3%	19.1%		120	bps

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$740.7	$775.6	$(34.9)	(4.5%)
Less: Acquisitions	4.2	—	4.2	NM
Divestitures	(6.5)	—	(6.5)	NM
Currency	(4.4)	—	(4.4)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$747.4	$775.6	$(28.2)	(3.6%)

	Nine Months Ended September 30,
	2024	2023	$ Change	Change
Net sales	$2,326.6	$2,533.5	$(206.9)	(8.2%)
EBITDA	$492.0	$538.7	$(46.7)	(8.7%)
EBITDA margin	21.1%	21.3%		(20)	bps

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$2,326.6	$2,533.5	$(206.9)	(8.2%)
Less: Acquisitions	17.5	—	17.5	NM
Divestitures	(21.9)	—	(21.9)	NM
Currency	(21.7)	—	(21.7)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$2,352.7	$2,533.5	$(180.8)	(7.1%)

The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $28.2 million or 3.6% in the three months ended September 30, 2024 compared with the three months ended September 30, 2023. The decrease was primarily driven by lower demand in the renewable energy, off-highway, auto/truck and general & heavy industrial sectors, partially offset by growth in the industrial distribution, rail and aerospace sectors. EBITDA increased by $1.8 million or 1.2% for the three months ended September 30, 2024 compared with the three months ended September 30, 2023, primarily due to the gain on the sale of a former bearing manufacturing facility in Gaffney, South Carolina, the impact of favorable price/mix and lower impairment charges, offset by the impact of lower volume and higher logistics and manufacturing costs.

The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $180.8 million or 7.1% in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The decrease was driven by a significant volume decline in the renewable energy sector, and lower volume in the off-highway and general & heavy industrial market sectors, partially offset by higher volume in the rail, aerospace and industrial distribution sectors, and higher pricing. EBITDA decreased by $46.7 million or 8.7% for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, primarily due to the impact of lower volume and the unfavorable impact of foreign currency exchange rate changes, partially offset by favorable price/mix, improved operating cost performance, the gain on the sale of a former bearing manufacturing facility, lower impairment charges, and the benefit of acquisitions.

Industrial Motion Segment:

	Three Months Ended September 30,
	2024	2023	$ Change	Change
Net sales	$386.1	$367.1	$19.0	5.2%
EBITDA	$70.9	$70.3	$0.6	0.9%
EBITDA margin	18.4%	19.2%		(80)	bps

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$386.1	$367.1	$19.0	5.2%
Less: Acquisitions	22.8	—	22.8	NM
Currency	1.2	—	1.2	NM
Net sales, excluding the impact of acquisitions and currency	$362.1	$367.1	$(5.0)	(1.4)%

	Nine Months Ended September 30,
	2024	2023	$ Change	Change
Net sales	$1,172.8	$1,144.3	$28.5	2.5%
EBITDA	$223.8	$199.4	$24.4	12.2%
EBITDA margin	19.1%	17.4%		170	bps

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales	$1,172.8	$1,144.3	$28.5	2.5%
Less: Acquisitions	96.8	—	96.8	NM
Currency	(1.7)	—	(1.7)	NM
Net sales, excluding the impact of acquisitions and currency	$1,077.7	$1,144.3	$(66.6)	(5.8)%

The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $5.0 million or 1.4% in the three months ended September 30, 2024 compared with the three months ended September 30, 2023. The decrease reflects lower demand across most platforms, with lubrication systems experiencing the largest decline, partially offset by growth in the drive systems platform, and favorable pricing. EBITDA increased $0.6 million or 0.9% for the three months ended September 30, 2024 compared with the three months ended September 30, 2023 primarily due to the benefit of acquisitions, partially offset by the impact of lower volume and higher operating costs.

The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $66.6 million or 5.8% in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The decrease reflects lower volume across most platforms, with linear motion, lubrication systems, belts and chain, and drive systems experiencing the largest decline, partially offset by higher industrial services revenue and favorable pricing. EBITDA increased $24.4 million or 12.2% for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 primarily due to lower impairment charges, the benefit of acquisitions, and favorable price/mix, partially offset by the impact of lower volume. The lower impairment charges were primarily due to a goodwill impairment recorded in the quarter ended March 31, 2023.

Unallocated Corporate

	Three Months Ended September 30,
	2024	2023	$ Change	Change
Unallocated corporate expense	$(25.7)	$(17.0)	$(8.7)	51.2%
Unallocated corporate expense % to net sales	(2.3)%	(1.5)%		(80)	bps

	Nine Months Ended September 30,
	2024	2023	$ Change	Change
Unallocated corporate expense	$(61.0)	$(47.9)	$(13.1)	27.3%
Unallocated corporate expense % to net sales	(1.7)%	(1.3)%		(40)	bps
Unallocated corporate expense increased for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023 primarily due to unfavorable foreign currency losses in the current year periods of $5.4 million and $11.0 million, respectively.

CASH FLOW

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by operating activities	$297.1	$416.9	$(119.8)
Net cash used in investing activities	(250.0)	(599.1)	349.1
Net cash (used in) provided by financing activities	(54.2)	235.6	(289.8)
Effect of exchange rate changes on cash	1.2	(19.0)	20.2
Increase in cash and cash equivalents and restricted cash	$(5.9)	$34.4	$(40.3)
Operating Activities:
The decrease in net cash provided by operating activities for the first nine months of 2024 compared with the first nine months of 2023 was due to the unfavorable impact of working capital items of $80.0 million, a decrease in net income of $45.9 million, lower non-cash impairment charges of $31.2 million, and higher gains from sales of assets of $14.6 million, partially offset by the favorable impact of income taxes on cash of $34.2 million and higher depreciation and amortization of $16.6 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the first nine months of 2024 and 2023, respectively:

	Nine Months Ended September 30,
	2024	2023	$ Change
Cash (used in) provided by:
Accounts receivable	$(88.5)	$13.0	$(101.5)
Unbilled receivables	(18.3)	(32.3)	14.0
Inventories	(12.5)	47.6	(60.1)
Trade accounts payable	(16.7)	(58.8)	42.1
Other accrued expenses	11.1	(14.4)	25.5
Cash used in working capital items	$(124.9)	$(44.9)	$(80.0)

The following table displays the impact of income taxes on cash during the first nine months of 2024 and 2023, respectively:

	Nine Months Ended September 30,
	2024	2023	$ Change
Accrued income tax expense	$103.2	$122.9	$(19.7)
Income tax payments	(132.5)	(186.4)	53.9
Other items	0.3	0.3	—
Change in income taxes	$(29.0)	$(63.2)	$34.2
Investing Activities:
The decrease in net cash used in investing activities for the first nine months of 2024 compared with the first nine months of 2023 was due to a decrease in cash used for acquisitions of $297.0 million, an increase in cash from the net liquidation of short-term marketable securities of $22.1 million, lower capital expenditures of $18.5 million, and higher proceeds from disposals of fixed assets of $15.8 million, offset partially by lower proceeds from divestitures of $4.2 million.

Financing Activities:
The change in net cash used in/provided by financing activities for the first nine months of 2024 compared with the first nine months of 2023 was due to a decrease in net borrowings of $406.8 million and lower proceeds from the sale of shares of TIL during the 2024 period compared to the 2023 period in the amount of $52.5 million, and the impact of other items (net), partially offset by a decrease in the purchase of treasury shares of $187.0 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	September 30, 2024	December 31, 2023
Short-term debt, including current portion of long-term debt	$49.7	$605.6
Long-term debt	2,189.2	1,790.3
Total debt	$2,238.9	$2,395.9
Less: Cash and cash equivalents	412.7	418.9
Net debt	$1,826.2	$1,977.0

Ratio of Net Debt to Capital:

	September 30, 2024	December 31, 2023
Net debt	$1,826.2	$1,977.0
Total equity	3,090.7	2,702.4
Net debt plus total equity (capital)	$4,916.9	$4,679.4
Ratio of net debt to capital	37.1%	42.2%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At September 30, 2024, the Company had strong liquidity with $412.7 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $778.0 million available under committed credit lines. Of the $412.7 million of cash and cash equivalents, $381.2 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of a $750.0 million Senior Credit Facility and a $400.0 million 2027 Term Loan that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on SOFR. At September 30, 2024, the Company had no outstanding borrowings under the Senior Credit Facility. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2024, the Company's consolidated net leverage ratio was 2.14 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of September 30, 2024, the Company's consolidated interest coverage ratio was 7.48 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 6.24% and the average rate on outstanding Euro borrowings was 4.63% as of September 30, 2024. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of September 30, 2024, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2026. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. The Accounts Receivable Facility had no borrowing base limitations at September 30, 2024. As of September 30, 2024, the Company had $72 million of outstanding borrowings under the Accounts Receivable Facility, which reduced the availability to $28 million.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $231.5 million. At September 30, 2024, the Company had borrowings outstanding of $25.9 million and bank guarantees of $2.4 million, which reduced the aggregate availability under these facilities to $203.2 million.
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
At September 30, 2024, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate a lower amount of cash from operating activities in 2024 compared to 2023 primarily due to lower expected net income. The Company expects capital expenditures to remain relatively flat in 2024 compared to 2023 and in line with 2023 spending as a percentage of sales (4.0%).
Financing Obligations and Other Commitments:
During the first nine months of 2024, the Company made cash contributions and payments of $21.7 million to its global defined benefit pension plans and $1.2 million to its other postretirement benefit plans. The Company expects to make contributions to its global defined benefit plans of approximately $25 million in 2024. The Company expects to make payments of approximately $4 million to its other postretirement benefit plans in 2024. Excluding mark-to-market charges, the Company expects higher pension and other postretirement benefits expense in 2024 compared to 2023 primarily due to lower expected returns on pension plan assets and higher interest expense.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2023, during the nine months ended September 30, 2024.

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
For the nine months ended September 30, 2024, the Company recorded negative foreign currency translation adjustments of $0.2 million that decreased shareholders' equity, compared with negative foreign currency translation adjustments of $63.5 million that decreased shareholders' equity for the nine months ended September 30, 2023. The foreign currency translation adjustments for the nine months ended September 30, 2024 was negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Mexican Peso.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended September 30, 2024 totaled $6.3 million of net losses, compared with $5.2 million of net losses during the three months ended September 30, 2023. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the nine months ended September 30, 2024 totaled $9.9 million of net losses, compared with $6.5 million of net losses during the nine months ended September 30, 2023.

CEO Succession:
On September 5, 2024, the Board of Directors (the "Board") of the Company appointed Tarak Mehta President and Chief Executive Officer ("CEO") of the Company and appointed Richard G. Kyle Advisor to the CEO. Mr. Mehta is an accomplished industry veteran who most recently served as President of the Motion business and a member of the Group Executive Committee at ABB Ltd. He succeeds Richard G. Kyle, who has served as Timken’s President and CEO since 2014. Mr. Kyle will continue to act as the Company’s principal executive officer through this filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, after which Mr. Mehta will assume such role. Mr. Kyle will serve as Advisor to the CEO until his scheduled retirement as an employee of the Company on February 15, 2025.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$1,126.8	$1,142.7	$3,499.4	$3,677.8
Net Income Attributable to The Timken Company	81.8	87.9	281.5	335.4
Net Income Attributable to The Timken Company as a Percentage of Sales	7.3%	7.7%	8.0%	9.1%
Adjustments:
Acquisition intangible amortization	19.7	17.5	58.7	48.3
Impairment, restructuring and reorganization charges (1)	3.4	11.6	12.8	47.9
Corporate pension and other postretirement benefit related (income) expense (2)	—	0.2	—	(1.7)
Acquisition-related charges (3)	3.1	4.3	10.8	12.8
Gain on divestitures and sale of certain assets (4)	(13.8)	(1.5)	(14.7)	(5.9)
Property losses and related expenses (5)	0.9	—	1.1	—
CEO succession expenses (6)	1.5	—	2.7	—
Noncontrolling interest of above adjustments	(0.1)	(1.8)	(0.2)	(2.0)
Provision for income taxes (8)	(9.5)	(7.0)	(24.8)	(24.0)
Adjusted Net Income	$87.0	$111.2	$327.9	$410.8
Net income attributable to noncontrolling interest	5.8	3.0	18.7	10.7
Provision for income taxes (as reported)	24.6	33.3	103.2	122.9
Interest expense	30.3	27.5	97.1	79.9
Interest income	(3.4)	(2.6)	(11.3)	(6.0)
Depreciation and amortization expense (7)	55.8	52.1	164.7	148.3
Less: Acquisition intangible amortization	19.7	17.5	58.7	48.3
Less: Noncontrolling interest	(0.1)	(1.8)	(0.2)	(2.0)
Less: Provision for income taxes (8)	(9.5)	(7.0)	(24.8)	(24.0)
Adjusted EBITDA	$190.0	$215.8	$666.6	$744.3
Adjusted EBITDA Margin (% of net sales)	16.9%	18.9%	19.0%	20.2%
Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted earnings per share (EPS)	$1.16	$1.23	$3.98	$4.63
Adjusted EPS	$1.23	$1.55	$4.63	$5.67
Diluted Shares	70,663,741	71,535,609	70,793,086	72,456,849

Reconciliation of segment EBITDA to segment adjusted EBITDA and segment adjusted EBITDA margin:

	Three Months Ended September 30, 2024
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$740.7	$386.1	$—	$1,126.8
EBITDA	150.0	70.9	(25.7)	195.2
Impairment, restructuring and reorganization charges (1)	1.3	1.8	—	3.1
Acquisition-related charges (3)	—	1.5	1.6	3.1
Gain on divestitures and sale of certain assets (4)	(13.8)	—	—	(13.8)
Property losses and related expenses (5)	0.9	—	—	0.9
CEO succession expenses (6)	—	—	1.5	1.5
Adjusted EBITDA	$138.4	$74.2	$(22.6)	$190.0
Adjusted EBITDA Margin (% of net sales)	18.7%	19.2%	NM	16.9%

	Three Months Ended September 30, 2023
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$775.6	$367.1	$—	$1,142.7
EBITDA	148.2	70.3	(17.2)	201.3
Impairment, restructuring and reorganization charges (1)	9.0	2.5	—	11.5
Corporate pension and other postretirement benefit related income (2)	—	—	0.2	0.2
Acquisition-related charges (3)	0.9	2.5	0.9	4.3
Gain divestitures and sale of certain assets (4)	(1.4)	(0.1)	—	(1.5)
Adjusted EBITDA	$156.7	$75.2	$(16.1)	$215.8
Adjusted EBITDA Margin (% of net sales)	20.2%	20.5%	NM	18.9%

	Nine Months Ended September 30, 2024
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$2,326.6	$1,172.8	$—	$3,499.4
EBITDA	492.0	223.8	(61.0)	654.8
Impairment, restructuring and reorganization charges (1)	6.4	5.5	—	11.9
Acquisition-related charges (3)	1.2	6.7	2.9	10.8
Gain on divestitures and sale of certain assets (4)	(14.7)	—	—	(14.7)
Property losses and related expenses (5)	1.1	—	—	1.1
CEO succession expenses (6)	—	—	2.7	2.7
Adjusted EBITDA	$486.0	$236.0	$(55.4)	$666.6
Adjusted EBITDA Margin (% of net sales)	20.9%	20.1%	NM	19.0%

	Nine Months Ended September 30, 2023
	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Net Sales	$2,533.5	$1,144.3	$—	$3,677.8
EBITDA	538.7	199.4	(46.2)	691.9
Impairment, restructuring and reorganization charges (1)	14.4	32.7	0.1	47.2
Corporate pension and other postretirement benefit related income (2)	—	—	(1.7)	(1.7)
Acquisition-related charges (3)	3.2	5.8	3.8	12.8
(Gain) loss divestitures and sale of certain assets (4)	(6.2)	0.3	—	(5.9)
Adjusted EBITDA	$550.1	$238.2	$(44.0)	$744.3
Adjusted EBITDA Margin (% of net sales)	21.7%	20.8%	NM	20.2%

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
(4) Represents the net gain resulting from divestitures and sale of certain assets. (Gain) loss on divestitures and sale of certain assets for the third quarter of 2024 included $13.8 million gain related to the sale of the Gaffney, South Carolina plant.
(5) Represents property loss and related expenses incurred during the periods presented resulting from property loss that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia.
(6) On March 26, 2024, the Company announced that Richard G. Kyle, President and CEO of the Company would be retiring from his position as CEO and that Tarak Mehta would be appointed CEO on September 5, 2024. CEO succession expenses include the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$123.2	$194.3	$297.1	$416.9
Capital expenditures	(35.0)	(43.6)	(116.4)	(134.9)
Free cash flow	$88.2	$150.7	$180.7	$282.0

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended September 30, 2024 and December 31, 2023 was $362.1 million and $408.0 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.1 at September 30, 2024 and December 31, 2023.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	September 30, 2024	December 31, 2023
Net income	$362.1	$408.0
Provision for income taxes	102.8	122.5
Interest expense	127.9	110.7
Interest income	(14.6)	(9.3)
Depreciation and amortization	217.9	201.3
Consolidated EBITDA	796.1	833.2
Adjustments:
Impairment, restructuring and reorganization charges (1)	$24.0	$59.3
Corporate pension and other postretirement benefit related expense (2)	22.3	20.6
Acquisition-related charges (3)	29.8	31.8
Gain on divestitures and sale of certain assets (4)	(14.0)	(5.2)
Property losses and related expenses (5)	1.1	—
CEO succession expenses (6)	2.7	—
Total adjustments	65.9	106.5
Adjusted EBITDA	$862.0	$939.7
Net Debt	$1,826.2	$1,977.0
Ratio of Net Debt to Adjusted EBITDA	2.1	2.1
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
(4) Represents the net gain resulting from divestitures and sale of certain assets. Gain on divestitures and sale of certain assets for the third quarter of 2024 included $13.8 million gain related to the sale of the Gaffney, South Carolina plant.
(5) Represents property loss and related expenses incurred during the periods presented resulting from property loss that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia.
(6) On March 26, 2024, the Company announced that Richard G. Kyle, President and CEO of the Company would be retiring from his position as CEO and that Tarak Mehta would be appointed CEO on September 5, 2024. CEO succession expenses include the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition.

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
•negative impacts to the Company's business, results of operations, financial position or liquidity, disruption to the Company's supply chains, negative impacts to customer demand or operations;
•the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, disruptions to the Company's supply chain, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the ability of the Company to effectively adjust the prices for its products in response to changing dynamics, the effects of distributor inventory corrections reflecting de-stocking of the supply chain and whether conditions of fair trade continue in the Company's markets;
•competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products or services by existing and new competitors, competition for skilled labor and new technology that may impact the way the Company’s products are produced, sold or distributed;
•changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials, energy and fuel; disruptions to the Company's supply chain and logistical issues associated with port closures or congestion, delays or increased costs; changes in the expected costs associated with product warranty claims especially in industry segments with potential high claim values; changes in the global regulatory landscape (including with respect to climate change or other environmental regulations); changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; the effects of government-imposed restrictions, commercial requirements and Company goals associated with climate change and emissions or other sustainability initiatives; and changes in the cost of labor and benefits;
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
•the continued attraction, retention and development of management, other key employees, and other skilled personnel, the successful development and execution of succession plans and management of other human capital matters;
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended September 30, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On September 9, 2024, the Company acquired CGI. The results of the CGI acquisition are included in the Company's consolidated financial statements for the three months ended September 30, 2024. The total and net assets of this acquisition represented 3% of the Company's total assets and 6% of the Company's net assets as of September 30, 2024. The net sales of CGI represented less than 1% of the Company's consolidated net sales for the three months ending September 30, 2024.
The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include the CGI acquisition noted above. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
During 2023, the Company completed six acquisitions: Lagersmit, iMECH, Rosa, Des-Case, Nadella and ARB. The results of these acquisitions are included in the Company's consolidated financial statements for the first nine months of 2024. The total and net assets of these acquisitions represented 13% of the Company's total assets and 23% of the Company's net assets as of September 30, 2024. The net sales of these acquisitions in the aggregate represented 5% of the Company's consolidated net sales for the first six months of 2024. The Company is currently integrating these acquisitions into its internal control framework and processes, and as prescribed by SEC rules and regulations, the Company will include Lagersmit, iMECH, Rosa, Des-Case, Nadella and ARB in the internal control over financial reporting assessment as of December 31, 2024.

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
The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2024.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/2024 - 7/31/2024	20,000	$80.51	20,000	2,258,990
8/1/2024 - 8/31/2024	—	—	—	2,258,990
9/1/2024 - 9/30/2024	—	—	—	2,258,990
Total	20,000	$82.95	20,000	—
(1)Of the shares purchased in July, none represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

Item 5. Other Information
During the fiscal quarter ended September 30, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Item 6. Exhibits

10.1	Deferred Shares Agreement, entered into with Tarak Mehta on September 5, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated.

31.1	Certification of Richard G. Kyle, Advisor to the CEO (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Richard G. Kyle, Advisor to the CEO (principal executive officer) and Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2024 filed on November 5, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: November 5, 2024	By: /s/ Richard G. Kyle
Richard G. Kyle Advisor to the CEO (Principal Executive Officer)

Date: November 5, 2024	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)