Form 10-K
period 2024-12-31
TIMKEN CO
filed 2025-02-20
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the period pursuant to §240.10D-1(b). ☐
    As of June 28, 2024, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $4,985,749,739 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2025
Common Shares, without par value	70,001,123 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 2, 2025 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.
Item 1. Business
General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise dictates. Timken designs and manages a portfolio of engineered bearings and industrial motion products, and provides related services. The Company’s growing portfolio features many strong brands, including Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy®, Lagersmit® and CGI.
The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken remains the world's leading authority on tapered roller bearings and has leveraged that expertise to develop a full portfolio of industry-leading engineered bearings and industrial motion products. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and industrial motion to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 124 manufacturing facilities and service centers, 28 technology and engineering centers, and 77 distribution centers and warehouses, supported by a team comprised of approximately 19,000 employees. Timken operates in 45 countries around the globe.
Major Customers:
The Company sells products and services to a diverse customer base globally, including customers in the following market sectors: industrial distribution, renewable energy, automation, automotive original equipment ("OE"), agriculture/turf, rail, aerospace, auto/truck aftermarket, construction, services, metals and mining, heavy truck OE, and marine. No single customer accounts for more than 6% of total net sales.
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
Housed Bearings. Timken markets among the broadest range of housed or mounted bearings in the industry. These products include durable, heavy-duty components designed to protect spherical, tapered and ball bearings in debris-filled, contaminated or high-moisture environments. Common housed unit applications include material handling and processing equipment.
Plain Bearings. Timken produces a range of plain bearings including rod ends, spherical plain bearings, metal-polymer bearings and journal bearings. These bearings are used to support misalignment and oscillating movements in a variety of applications and end-markets including aircraft controls, packaging equipment, off-highway equipment, heavy truck, performance auto racing, robotics and many more. Various combinations of material pairs and engineered coatings improve friction management for application specific conditions.
Industrial Motion Products:
Linear Motion Solutions. The Company designs and manufactures a global portfolio of Rollon® and Nadella® engineered linear motion products, including linear guides, telescopic rails, linear actuators, seventh-axis robotic transfer units and gantry systems. These engineered products are highly customized to control movements with different variability and complexity based on the application. Rollon and Nadella products serve a wide range of industries, including passenger rail, aerospace, packaging and logistics, medical and automation.

Industrial Drives. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications such as crushing and pulverizing equipment, conveyors and pumps, power generation and military marine. These gear drive designs are custom made to meet user specifications, offering a wide array of size, footprint and gear arrangements. Timken has one of the broadest and most differentiated precision drives product portfolios in the global automation industry. These products include Cone Drive® high-torque worm gears, harmonic solutions and precision slew drives. Cone Drive products can be found in a variety of industrial end-market sectors, including solar, oil and gas, aerial platforms, automation and food and beverage. The Company's Spinea® line features highly engineered cycloidal reduction gears and actuators. Spinea's solutions primarily serve high precision automation and robotics applications in the factory automation sector. The portfolio also features CGI precision drive systems, which serve a broad range of automation markets with a concentration in medical robotics.
Automatic Lubrication Systems. The Company's Groeneveld® and BEKA® lubrication systems include a wide variety of automatic lubrication delivery devices, oil management systems and safety support systems designed to reduce operational costs for customers while increasing equipment uptime, productivity and safety. These systems support many industries, including renewable energy, transportation, construction, mining, port, forestry and agriculture. Timken also offers over two dozen different formulations of grease, leveraging its knowledge of tribology and anti-friction bearings to enable smooth equipment operation.

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

Competition:
The bearing and industrial motion industries are highly competitive. Timken primarily competes based on its total value proposition, including product design and performance, application engineering, quality, price, timeliness of delivery, and the ability to provide technical sales and service support on a global basis. The Company competes with a variety of domestic and foreign manufacturers of anti-friction bearings, including SKF Group and Schaeffler Group, and with a diverse group of domestic and foreign manufacturers of industrial motion products.
Joint Ventures:
Investments in affiliated companies accounted for under the equity method were $0.9 million and $1.7 million, respectively, at December 31, 2024 and 2023. The investment balance at December 31, 2024 was reported in other non-current assets on the Consolidated Balance Sheets.
Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2024 and 2023:

(Dollars in millions)	2024	2023
Segment:
Engineered Bearings	$1,341.8	$1,502.0
Industrial Motion	679.7	775.2
Total Company	$2,021.5	$2,277.2
Approximately 92% of the Company’s backlog at December 31, 2024 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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
Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative engineered bearings and industrial motion solutions and technical services. Timken's largest technical center is located at the Company's world headquarters in North Canton, Ohio. Other smaller sites in the United States ("U.S.") include Los Alamitos, California; Downer's Grove, Fulton and Montgomery, Illinois; Norton Shores and Traverse City, Michigan; Springfield, Missouri; Keene and Lebanon, New Hampshire; Thorofare, New Jersey; Morganton, North Carolina; Carson City, Nevada; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Annecy and Colmar, France; Heilbronn, Pegnitz and Werdohl, Germany; Valmadrera, Italy; Gorinchem, Netherlands; Porto, Portugal; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.
Compliance with Governmental Regulations:
Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company's manufacturing plants are expected to have an effective environmental management system which follows the ISO 14001 principles and internal audits are performed against this standard. Where appropriate to meet or exceed customer requirements, we are certified under the formal ISO 14001 certification process. As of the end of 2024, 28 of the Company’s plants, which includes a majority of the Company's bearing manufacturing plants, had obtained ISO 14001 certification.
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
The Company and certain of its subsidiaries have previously been and could in the future be identified as potentially responsible parties for investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as the Superfund, or state, foreign, or international laws similar to CERCLA. In general, such claims for investigation and remediation also have been asserted against numerous other entities.

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
Patents, Trademarks and Licenses:
Timken owns numerous U.S. and foreign patents, trademarks and licenses relating to certain products. While Timken regards these as important, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item of intellectual property or group of items.
Employment:
At December 31, 2024, Timken had approximately 19,000 employees worldwide. Approximately 9% of Timken’s U.S. employees are covered under collective bargaining agreements.

Human Capital:
The Company believes that its employees and their collective knowledge and experience are among its most valuable resources. The Company is committed to providing a safe work environment and growth opportunities for its employees to learn and advance their career with the Company to promote and safeguard these key resources.
Employee Health and Safety
Employee health and safety remains a top priority for the Company and the Company's Environmental Health and Safety Steering Committee, which was created in 2009, continues to drive accountability and responsibility for safety throughout the organization.
The Company's commitment to the health and safety of its employees is evidenced by its strong safety results in 2024 and 2023 shown in the charts below:

*Rates calculated as (number of injuries and illnesses x 200,000) / employee hours worked per 100 full-time workers. 2024 rates represent the Company's best estimate as of the date of this report

- - - represents the 2023 top quartile cutoff for U.S. metal manufacturers (North American Industry Classification System ("NAICS") code 332) that employ at least 1,000 employees, based on information provided by the U.S. Bureau of Labor Statistics at https://www.bls.gov/iif/.

The Company aims to maintain a recordable rate within the top quartile of U.S. metal manufacturers (NAICS code 332) based on information provided by the U.S. Bureau of Labor Statistics. In 2024, the Company improved on 2023 performance with both its lost time accident rate of 0.31 (0.37 in 2023) and its recordable rate of 1.01 (1.10 in 2023).

Attracting, Retaining, and Motivating Highly Qualified Employees
Successful execution of the Company's strategy depends on attracting, retaining, and motivating highly qualified talent. The Company provides professional growth and learning opportunities and individualized career development to support these objectives. The Company also believes it is important to recognize and reward its employees with pay and comprehensive benefits that are competitive and equitable based on the local markets in which it operates.
The Company believes that having open, honest dialogue with its employees is key to maintaining its strong culture and ethical work practices. In line with that approach, the Company conducts comprehensive surveys on a periodic basis and individual stay interviews to measure employee engagement. Exit interviews are also conducted with employees who voluntarily terminate their employment, which helps improve management processes. The Company deploys pulse surveys to gain insights from employees’ recent experiences and to better understand how effectively it is engaging, energizing and enabling its workforce.
The Company also provides several professional development and training opportunities to advance our employees’ skills and expertise. Some of these opportunities include online-learning platforms, job-specific training, our operations development program (a training program designed to increase the internal pool of employees who are ready to take on leadership positions) and our educational reimbursement programs. The Company has recruited and trained many of its employees through its engineering co-op program, where engineering students have the opportunity to work up to five semesters alongside the Company’s experienced engineers while they complete their bachelor’s degrees. Comprehensive leadership, skill and competency assessments are offered to company employees to best identify and address individual and team development needs and activities. To better inform its hiring and employee development efforts, the Company has also partnered with third-party vendors to provide required training for its managers focused on leadership, diversity and inclusion.
To further our Company’s diverse and inclusive culture, Timken employee resource groups (“ERGs”) around the world help us understand and address the challenges and opportunities faced by our diverse workforce and the benefits inclusion offers in advancing our collective knowledge. Our employees continue to drive new programming and culture acumen development across our six primary ERGs: Women’s International Network (WIN), Multicultural Association of Professionals (MAP), Young Professionals Network (YPN), Veteran Engagement at Timken (VET), Timken PRIDE Network (TPN), and Celebrating Abilities Network (CAN). Additionally, we partner with an online platform, Aperian®, to help our employees further their global competency.
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
The global bearing industry is highly competitive and consolidated. We compete with many domestic and foreign manufacturers of anti-friction bearings. In addition, the industries into which we sell our industrial motion products are also highly competitive and consolidating. Due to competitiveness within these industries, we may not be able to continue to increase prices for our products to cover increases in our costs or to achieve desired profitability. In addition, we face pressure from our customers to reduce prices, which coupled with the contractual nature of business with OEM customers, could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.
Our business is capital intensive, and if there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges, restructuring charges or taking other measures that may adversely affect our results of operations and profitability.
Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. Our profitability is dependent on factors such as labor compensation and productivity and inventory and supply chain management, which are subject to risks that we may not be able to control. If there are downturns in the industries that we serve, including as a result of high inflation or a recession, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, reducing production, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability. We have taken approximately $133 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring actions and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.
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
We require substantial amounts of raw materials, including steel, to operate our business. Our supply of raw materials could be and has in the past been interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated significantly in the past, have risen substantially at times in the past, and could continue to do so in the future. We generally attempt to manage these fluctuations by passing along increased raw material prices to our customers in the form of price increases or surcharges; however, we may be unable to continue to increase the price of our products, or may experience a lag in doing so, due to pricing pressure, contract terms or other factors, which could adversely impact our revenue and profit margins.
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
We may not realize the improved operating results that we anticipate from past and future acquisitions, may experience challenges in integrating acquired businesses, and may incur unanticipated liabilities and costs associated with such acquired businesses.
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
Additionally, third parties may bring claims and have brought claims in the past to challenge the validity of our patents or other intellectual property rights or allege that we infringe their patents or other intellectual property rights. We may incur substantial costs if our competitors or other third parties validate such claims. If the outcomes of any such disputes are unfavorable to us, we could be subject to damages and reputational harm and our business could be otherwise adversely affected.

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
We have seen interest rates rise significantly in recent years, and while rates fell in 2024, they may rise again in the future due to inflation or other causes. As a result, the costs of servicing our variable interest rate debt could increase even if the amount borrowed under such facilities remains the same. Increased servicing costs could in turn negatively impact our profitability and cash flow. In addition, fixed rate debt currently outstanding that matures in the future may be refinanced with higher interest rates leading to additional servicing costs.
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
For those countries outside the U.S. where we have significant sales, a strengthening in the U.S. dollar as we have seen over the past few years or devaluation in the local currency would reduce revenue, operating profit and shareholders' equity due to the impact of foreign exchange translation on our Consolidated Financial Statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.
Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions throughout the world have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the U.S., our gross profit and our results of operations.
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
If a customer becomes insolvent or files for bankruptcy (events which we have occasionally experienced in the past and continue to experience from time to time), our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing potentially may be recoverable by the bankruptcy estate. Furthermore, if certain of our customers liquidate in bankruptcy, we may incur impairment charges relating to obsolete inventory and machinery and equipment.
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
•strained geopolitical relations between countries in which we have significant operations including the U.S., China and Mexico, among others;
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
•disruptions to our global supply chain and logistical issues associated with port closures or strikes, delays or increased costs;
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
Our business substantially depends on the continued service of key members of our management and other key employees. The loss of the services of a significant number of members of our management or other key employees could have a material adverse effect on our business. Our future success also will depend on our ability to attract, retain and develop highly skilled personnel at all levels of the organization, such as engineering, finance, marketing and senior management professionals, as well as skilled labor. Competition for these types of employees is intense, and has increased recently, and we could experience difficulty from time to time in hiring, developing and retaining the personnel necessary to support our business. If we do not succeed in retaining and developing our current employees, attracting new high-quality employees, and developing and successfully executing succession plans, our business could be materially adversely affected.
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
We are subject to the risk of potentially substantial environmental liability and limitations on our operations due to current environmental laws and regulations and future environmental laws and regulations could impose additional potential risks and limitations. We are or may become subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, the use of per- and polyfluoroalkyl substances ("PFAS"), such as polytetrafluoroethylene ("PTFE"), or other chemicals of concern, waste management (e.g. storage, disposal) and the investigation and remediation of contamination. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business, and conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs or which may require that we change certain production methods or materials used in our manufacturing processes or products.
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

PTFE and other fluoropolymer materials, which are known to be included in certain of our products, are subject to increasing regulatory scrutiny.
Certain of our products, including but not limited to certain seals and plain bearings, are known to contain PTFE or other fluoropolymer materials, which are included in certain broad definitions of PFAS. These products represent a relatively small portion of our total product portfolio. PFAS have been increasingly scrutinized due to their potential environmental and health risks and are now the subject of increasing regulatory attention from the Environmental Protection Agency, state governments, the European Union and other regulators. These evolving regulations may restrict the use, manufacture, sale and/or distribution of our products or our ability to obtain components of our products, or may require us to report data on our use of certain PFAS. Such regulations could lead to significant costs. In addition, certain PFAS, including PFAS previously or currently within PTFE or other fluoropolymer materials, have increasingly become subject to new or more stringent investigation and remediation requirements where such PFAS is believed to have caused an impact to the environment. Certain of the Company’s operations and facilities have already been, or may in the future become, the subject of formal or informal investigations, enforcement actions or proceedings relating to these regulations or of private or public rights of action for the investigation and remediation of PFAS released into the environment. Such investigations, remediations, other response actions, and any related proceedings could lead to significant costs or limitations on future production in the absence of viable alternatives.
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
Also, our sales to public-sector customers are subject to complex regulations. Noncompliance with government procurement regulations, information security requirements such as the National Institute of Standards and Technology standards and guidelines, or other applicable laws or regulations could result in civil, criminal and administrative liability, termination of government contracts or other public-sector customer contracts, and suspension, debarment or ineligibility from doing business with governmental entities or other customers in the public sector.
Compliance with the laws and regulations described above or with other applicable foreign, federal, state, and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition and liquidity.

The global regulatory landscape is rapidly evolving and new and potentially conflicting requirements or preferences, including with respect to climate change, environmental sustainability and other matters, could lead to added operational complexity and compliance risks while adversely impacting our costs and financial results. In addition, severe weather associated with a changing climate could negatively impact our operations and those of our customers and suppliers.
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
Investors, customers, suppliers, employees, regulators and other stakeholders are increasingly focused on CSR practices and disclosures, and expectations in this area are rapidly evolving and growing and sometimes conflicting. We have announced goals covering certain CSR topics, such as those related to reductions in greenhouse gas emissions and maintaining employee health and safety. Over time, stakeholder expectations for, and regulatory requirements (such as the European Union, Corporate Sustainability Reporting Directive) related to, our CSR program and initiatives may change, and our investors, customers, suppliers, employees or regulators may advocate that we implement additional, or stricter, goals and initiatives related to CSR topics. Greater expectations or legal requirements may cause us to undertake costly initiatives to satisfy such new criteria. If we do not meet, or are perceived to have not met, announced CSR goals or do not accurately disclose our progress on such goals, our reputation, competitive position, financial condition and operating results could be adversely impacted.
Risks Related to Data Privacy and Information Security
The Company may be subject to risks relating to its information technology systems, including the risk of cybersecurity incidents.
The Company relies on information technology systems and those of third parties who provide products or services to us to manage and operate its business and to process, transmit and store data, including its intellectual property, personal data and other proprietary business information and that of its employees, customers and suppliers. Despite security measures taken by the Company, the Company’s information technology systems (both on-premises and third-party managed) may be vulnerable to attacks by hackers or subject to unauthorized access due to employee error, technology vulnerabilities or misconfigurations, supplier error, malfeasance or other causes. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. While we have utilized and continue to utilize various controls and systems to mitigate such risks, we cannot assure that the actions we have implemented and are implementing, or that we have required or will require third-party service providers and other business partners to implement, will be sufficient to protect our systems or data. We have been and may in the future be subject to attempts to gain unauthorized access to our information technology systems. To date, the impacts of prior incidents have not had a material adverse effect on us. A cybersecurity incident or failure or disruption relating to our information systems or technology infrastructure or that of our third-party service providers, could expose the Company and its employees, customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could result in litigation, business disputes and government investigations, and related monetary damages, injunctive requirements and fines, and could adversely affect the Company's reputation, competitive position, business or results of operations.

Data privacy and security concerns, as well as evolving regulation and enforcement, could adversely affect our results of operations and profitability.
We and certain authorized third parties of ours, collect, transmit, store, access and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy, data protection and security laws, regulations and/or government or customer-imposed controls. We operate in a global environment in which the data privacy regulatory and legal framework and corresponding enforcement and litigation landscape are evolving quickly. Moreover, the data privacy laws and regulations of the specific jurisdictions in which we operate may vary and potentially conflict. These laws and regulations can also impose significant fines and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. As such, we incur and expect to continue to incur significant ongoing costs as part of our efforts to comply with applicable law. Any failure, or perceived failure, to comply with our data protection or privacy-related legal obligations may result in reputational damage, loss of business, regulatory investigations and fines, and litigation, and related monetary damages and injunctive requirements, any of which may adversely affect our results of operations and profitability.
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
Our most recent evaluation resulted in our conclusion that, as of December 31, 2024, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Governance
Information security is an integral part of the Company’s overall enterprise risk management program. The Company maintains cybersecurity processes designed to detect and assess the severity of cybersecurity threats and incidents and, where applicable and possible, to identify the source of a threat or incident, including, whether it is associated with the use of third-party service providers. The Company's processes also include cybersecurity testing, detection, response, prevention and mitigation strategies, conducting contract and vendor due diligence review, and informing management and the Company's Board of Directors of material cybersecurity threats and incidents. The Company's information security team also engages third-party security consultants for penetration testing, training and system enhancements. The Company provides training and education for employees on cybersecurity awareness, including confidential information protection and simulated phishing attacks where appropriate for the employee’s role.
The Board of Directors has overall oversight responsibility for the Company's risk management function, and primarily relies on the Audit Committee to administer this oversight. With respect to cybersecurity, the Board and Audit Committee are responsible for confirming that the Company's management maintains appropriate cybersecurity policies and has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed, to manage cybersecurity risks and to mitigate any cybersecurity incidents. The Vice President of Information Technology is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes for monitoring and mitigating potential cybersecurity risks, exposures, implementing appropriate mitigation measures and maintaining our cybersecurity program. The Company's dedicated personnel, who report to the Vice President of Information Technology, are certified and experienced information systems security professionals and information security managers with many years of experience. The Vice President of Information Technology has managed this team for over five years after having progressed through various roles of increasing responsibility in both operations and technology at the Company. The Vice President of Information Technology and other members of management report to either the Board of Directors or the Audit Committee at least annually on, among other topics, updates to the Company’s cybersecurity program and mitigation strategies, developments in cybersecurity practices generally, and third-party assessments of the Company’s cybersecurity program. Management also provides general program updates and industry trends to the Board and Audit Committee on a more ad hoc basis.
In 2024, the Company did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, despite our efforts, the Company cannot eliminate all risks from cybersecurity threats, or provide assurances that it has not experienced an undetected cybersecurity incident. For more information about these risks, please refer to Item 1A. Risk Factors – Risks Related to Data Privacy and Information Security in this Annual Report on Form 10-K.
Item 2. Properties
The Company’s corporate headquarters is located in North Canton, Ohio, and, as of December 31, 2024, the Company maintained 93 plants that perform manufacturing, assembly or repair services. The Company also maintains various sales and administrative offices and distribution centers throughout the world. None of these plants, administrative offices or distribution centers are individually material to the Company’s operations. The facilities are situated in the United States, as well as 44 other countries, including China, India, and Romania. The Company owns the vast majority of its plants, while most of its sales and administrative offices and distribution centers are leased.
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

Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about legal proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. We believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of open proceedings as of December 31, 2024 will not have a material adverse effect on the Company’s consolidated financial position or annual results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Information about our Executive Officers
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers, except Tarak B. Mehta, have been employed by Timken for the past five years. Mr. Mehta joined the Company on September 5, 2024. The executive officers of the Company as of February 20, 2025 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Christopher A. Coughlin	64	2022 Executive Vice President and President of Industrial Motion
		2014 Executive Vice President and Group President
Philip D. Fracassa	56	2014 Executive Vice President and Chief Financial Officer
Tarak B. Mehta	58	2024 President and Chief Executive Officer
		2022 President Motion Business – ABB Ltd
		2016 President Electrification – ABB Ltd
Hansal N. Patel	44	2024 Executive Vice President, General Counsel and Secretary
		2019 Vice President, General Counsel and Secretary
Natasha Pollock	50	2024 Vice President, Chief Human Resources Officer
		2021 Vice President, Human Resources
		2020 Director - Human Resources
Andreas Roellgen	57	2022 Executive Vice President and President of Engineered Bearings
		2016 Vice President - Europe, Asia and Africa

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR". The number of record holders of the Company’s common shares at December 31, 2024 was 2,729. The estimated number of beneficial shareholders at December 31, 2024 exceeds 90,000.
During the quarter ended December 31, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
10/1/2024 - 10/31/2024	—	$—	—	2,258,990
11/1/2024 - 11/30/2024	120,000	75.45	120,000	2,138,990
12/1/2024 - 12/31/2024	—	—	—	2,138,990
Total	120,000	$75.45	120,000	—
(1)On February 12, 2021, the Company's Board of Directors approved a share repurchase plan, effective March 1, 2021, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2026. Under this plan, the Company may purchase shares from time to time in open market purchases or privately negotiated transaction, and it may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2020	2021	2022	2023	2024
Timken	$140	$128	$133	$153	$139
S&P 500	118	152	125	158	197
S&P 400 Industrials	116	150	132	174	198
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2020, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2024, and reinvestment of dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)
OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy® and Lagersmit®. Timken posted $4.6 billion in sales in 2024 and employs approximately 19,000 people globally, operating in 45 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
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
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems, seals, and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial drivetrain services, which return equipment to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, Spinea®, Rollon®, Nadella®, Groeneveld®, BEKA®, Des-Case®, Diamond®, Drives®, Timken® Belts, Lovejoy®, PT Tech®, Lagersmit® and CGI. Industrial Motion products are used across a broad range of industries, including solar energy, automation, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
Timken creates value by understanding customer needs and applying its know-how to serve a broad range of customers in attractive markets and industries across the globe. The Company’s business strengths include its product technology, end-market diversity, geographic reach and aftermarket mix. Timken collaborates with OEMs to improve equipment efficiency with its engineered products and captures subsequent equipment replacement cycles by selling largely through independent channels in the aftermarket. Timken focuses its international efforts and footprint in regions of the world where strong macroeconomic factors such as urbanization, infrastructure development, industrialization and sustainability create demand for its products and services.
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
Operational Excellence. Timken operates with a relentless drive for exceptional results and a passion for superior execution. The Company embraces a continuous improvement culture that is charged with increasing efficiency, lowering costs, eliminating waste, increasing cash flow, driving organizational advancement and agility, and building greater brand equity to fuel growth. This requires the Company’s ongoing commitment to attract, retain and develop the best talent across the world.

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
The following items highlight some of the Company's accomplishments in 2024:
•In August, Timken issued its annual CSR report, highlighting the Company's progress towards its target to reduce aggregate Scope 1 and Scope 2 greenhouse gas (GHG) emissions intensity by 50 percent by 2030, as well as providing an update on the company's actions to improve the lives of individuals and communities, benefit the planet and strengthen its business.
•On September 9, 2024, the Company acquired CGI, Inc. ("CGI"), a Nevada-based manufacturer of precision drive systems serving a broad range of automation markets with a concentration in medical robotics. CGI employs approximately 130 people and has its headquarters and manufacturing facilities in Carson City, Nevada. CGI will further Timken's strategy to expand and scale its leading industrial motion product portfolio.
•Timken increased its quarterly dividend by 3% in the second quarter and paid its 410th consecutive quarterly dividend in the fourth quarter. The Company achieved eleven straight years of higher annual dividends in 2024. Timken also repurchased half a million common shares during the year.
•Executed a CEO succession plan and welcomed Tarak Mehta to Timken as its new president and CEO in September.
•Throughout 2024, Timken received third-party recognition for the role it plays as a global industrial leader, responsible corporate citizen, innovator and employer of choice. The Company was named one of the World's Most Ethical Companies® for the 13th time by Ethisphere, one of America's Most Responsible Companies for the 5th year in a row by Newsweek and Statista, one of the Best Companies to Work For by U.S. News & World Report, and one of the World's Most Innovative Companies by Fast Company.

RESULTS OF OPERATIONS
2024 vs. 2023
Overview:

	2024	2023	$ Change	% Change
Net sales	$4,573.0	$4,769.0	$(196.0)	(4.1%)
Net income	375.3	408.0	(32.7)	(8.0%)
Net income attributable to noncontrolling interest	22.6	13.9	8.7	62.6%
Net income attributable to The Timken Company	$352.7	$394.1	$(41.4)	(10.5%)
Diluted earnings per share	$4.99	$5.47	$(0.48)	(8.8%)
Average number of diluted shares	70,750,482	72,081,884	—	(1.8%)
The decrease in net sales was primarily driven by lower demand in China and Europe, and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions (net of divestitures) and favorable pricing. The decrease in net income was primarily due to the impact of lower volume, higher manufacturing costs, the unfavorable impact of foreign currency exchange rate changes, and an increase in net interest expense, partially offset by favorable price/mix, lower impairment and pension remeasurement charges and a gain on the sale of certain real estate.
Outlook:
The Company expects 2025 full-year revenue to range from down 4% to 1% in total compared to 2024, primarily driven by the unfavorable impact of foreign currency exchange rates and lower demand in Europe, partially offset by the benefit of acquisitions completed during 2024 and slightly favorable pricing. The Company's earnings are expected to be down in 2025 compared with 2024, primarily due to the impact of foreign currency exchange rate changes and lower organic sales volume, offset partially by lower operating costs and the favorable impact of acquisitions.
The Company expects to generate a higher amount of cash from operating activities in 2025 compared to 2024, driven by improved working capital performance, a lower level of capital expenditures, and lower cash taxes. The Company expects capital expenditures in 2025 to be in the range of 3.5% of sales.

THE STATEMENTS OF INCOME
Operating Income:

Twelve Months Ended December 31,
2024	2023	$ Change	Change
Net sales	$4,573.0	$4,769.0	$(196.0)	(4.1%)
Cost of products sold	3,132.3	3,259.9	(127.6)	(3.9%)
Selling, general and administrative expenses	752.0	740.8	11.2	1.5%
Amortization of intangible assets	78.0	65.7	12.3	18.7%
Impairment and restructuring charges	13.4	45.5	(32.1)	(70.5%)
Gain on sale of real estate	(13.8)	—	(13.8)	NM
Operating income	$611.1	$657.1	(46.0)	(7.0%)
Operating income % to net sales	13.4%	13.8%	(40)	bps
Net sales decreased in 2024 compared to 2023 primarily due to lower organic sales of $276 million (lower demand, favorable pricing) as well as the unfavorable impact of foreign currency exchange of $34 million, partially offset by the favorable impact of acquisitions (net of divestitures) of $114 million.
Operating income decreased in 2024 compared to 2023 due to the impact of lower sales net of cost of products sold, higher selling, general and administrative ("SG&A") expenses, and increased amortization expense, partially offset by lower impairment and restructuring charges.
•Cost of products sold decreased in 2024 compared to 2023 due to the impact of lower volume of $173 million and the impact of foreign currency exchange rate changes of $22 million, partially offset by the incremental cost of goods sold from acquisitions (net of divestitures) of $37 million, higher manufacturing costs of $28 million and unfavorable net material and logistics costs (net) of $5 million.
•SG&A expenses increased in 2024 compared to 2023 primarily due to the incremental SG&A expense associated with recent acquisitions. Excluding acquisitions, SG&A expenses were lower in 2024 compared to 2023 primarily due to reduced discretionary spending to align with lower demand levels and the favorable impact of foreign currency, partially offset by increased accruals for potential uncollectible accounts
•Amortization of intangible assets increased in 2024 compared to 2023 due to the addition of intangible assets from the acquisitions, which were completed in 2024 and 2023. Refer to Note 2 - Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
•Impairment and restructuring charges decreased significantly in 2024 compared to 2023 primarily due to lower impairment charges. During 2023, the Company recorded a pretax goodwill impairment loss for one of its reporting units in the Industrial Motion segment in the amount of $28.3 million.
•Gain on sale of real estate for 2024 was due to a gain of $13.8 million on the sale of a former bearing manufacturing plant in Gaffney, South Carolina during the quarter ended September 30, 2024. Refer to Note 8 - Property, Plant and Equipment in the Notes to the Consolidated Financial Statements for additional information.

Interest Expense and Income:

	2024	2023	$ Change	% Change
Interest expense	$(125.1)	$(110.7)	$(14.4)	13.0%
Interest income	14.9	9.3	5.6	60.2%
Interest expense, net	$(110.2)	$(101.4)	$(8.8)	8.7%
Interest expense increased in 2024 compared to 2023, primarily due to higher average debt levels during the year and higher average interest rates. Interest income increased in 2024 compared to 2023, primarily due to higher average cash levels during the year and improved returns on invested cash.

Other Income (Expense):

	2024	2023	$ Change	% Change
Non-service pension and other postretirement expense	$(2.6)	$(24.0)	$21.4	(89.2%)
Other expense, net	(4.1)	(1.2)	(2.9)	241.7%
Total other expense, net	$(6.7)	$(25.2)	$18.5	(73.4)%
The change in non-service pension and other postretirement expense and income was primarily due to net actuarial ("mark-to-market") gains recorded in 2024 compared to net actuarial losses in 2023. In 2024, the Company recognized $1.3 million of net mark-to-market gains, compared to $20.6 million of net mark-to-market charges in 2023. Refer to Note 17 - Retirement Benefit Plans and Note 18 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for more information.
The change in other expense, net was primarily due to higher foreign currency exchange losses recognized in 2024 compared to 2023. In addition, 2023 includes a gain on the divestiture of S.E. Setco Service Company, LLC ("SE Setco"), a formerly 50%-owned joint venture, partially offset by the non-cash impact of deconsolidating the Company's 51%-owned joint venture in Russia ("Russian JV").
Income Tax Expense:

	2024	2023	$ Change	Change
Income tax expense	$118.9	$122.5	$(3.6)	(2.9%)
Effective tax rate	24.1%	23.1%	—	100	bps
The effective tax rate for 2024 was 24.1%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21% and U.S. state and local income taxes. This was partially offset by the release of accruals for uncertain tax positions.
The effective tax rate for 2023 was 23.1%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21% and withholding taxes accrued on planned dividend distributions in 2024. This was partially offset by the favorable impact of U.S. foreign tax credit utilization from acquisition integration structuring.
The change in the effective rate for 2024 compared with 2023 was an increase of 1.0%. The increase was partially due to the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21%. The increase was also the result of the 2023 net discrete impact of the accrual of withholding taxes on dividend distributions and favorable U.S. foreign tax credit utilization that did not reoccur in 2024.
Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

For a discussion of changes in consolidated results from 2023 to 2022, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

BUSINESS SEGMENTS
The Company's reportable segments are product-based business groups that serve customers in diverse industrial markets. The primary measurement used by management to measure the financial performance of each segment is adjusted EBITDA. Refer to Note 4 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of adjusted EBITDA by segment to consolidated income before income taxes.
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
The following items highlight the Company's acquisitions and divestitures completed in 2024 and 2023:
•The Company acquired CGI during the third quarter of 2024. Results for CGI are reported in the Industrial Motion segment.
•The Company acquired Lagersmit Holding B.V. ("Lagersmit") during the fourth quarter of 2023. Results for Lagersmit are reported in the Industrial Motion segment.
•The Company acquired Engineered Solutions Group ("iMECH") during the fourth quarter of 2023. Results for iMECH are reported in the Engineered Bearings segment.
•The Company completed the sale of Jiangsu TWB Bearings Co., Ltd. ("TWB") during the fourth quarter of 2023. Results for TWB were reported in the Engineered Bearings segment.
•The Company acquired Rosa Sistemi S.p.A.("Rosa") and D-C Filtrations Holding Corp. ("Des-Case") during the third quarter of 2023. Results for Rosa and Des-Case are reported in the Industrial Motion segment.
•The Company acquired Leonardo Top S.a.r.l. ("Nadella") during the second quarter of 2023. Results for Nadella are reported in the Industrial Motion segment.
•The Company acquired American Roller Bearing Company ("ARB") during the first quarter of 2023. Results for ARB are reported in the Engineered Bearings segment.

Engineered Bearings Segment:

2024	2023	$ Change	Change
Net sales	$3,034.3	$3,257.7	$(223.4)	(6.9%)
Cost of products sold	(2,106.9)	(2,246.0)	139.1	(6.2%)
Selling, general and administrative expenses	(419.3)	(425.4)	6.1	(1.4%)
Other segment items	4.5	4.2	0.3	7.1%
Depreciation and amortization	95.6	92.1	3.5	3.8%
Adjusted EBITDA	$608.2	$682.6	$(74.4)	(10.9%)
Adjusted EBITDA margin	20.0%	21.0%	—	(100)	bps

2024	2023	$ Change	% Change
Net sales	$3,034.3	$3,257.7	$(223.4)	(6.9%)
Less: Acquisitions	19.0	—	19.0	NM
Divestitures	(22.7)	—	(22.7)	NM
Currency	(30.7)	—	(30.7)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$3,068.7	$3,257.7	$(189.0)	(5.8%)
The Engineered Bearings segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $189.0 million or 5.8% in 2024 compared with 2023, primarily driven by lower demand in China and Europe, partially offset by higher demand in Latin America and India, and higher pricing. Among market sectors, the segment experienced a significant decline in the renewable energy sector and lower demand in the off-highway and general & heavy industrial market sectors, partially offset by higher demand in the industrial distribution, rail, and aerospace sectors.
Adjusted EBITDA for the Engineered Bearings segment decreased in 2024 by $74.4 million or 10.9% compared with 2023, primarily due to the impact of lower sales net of cost of products sold, partially offset by lower SG&A expenses.
•Cost of products sold decreased in 2024 compared to 2023 due to the impact of lower volume of $116 million, the impact of foreign currency exchange rate changes of $21 million, and lower incremental cost of goods sold from acquisitions (net of divestitures) of $9 million, partially offset by unfavorable net material and logistics costs of $4 million and higher manufacturing costs of $2 million.
•SG&A expenses decreased in 2024 compared to 2023 driven primarily by lower compensation expense, reduced discretionary spending and the favorable impact of foreign currency.
•Depreciation and amortization increased slightly in 2024 compared to 2023 primarily due to the addition of property, plant and equipment assets from capital projects in China and the Americas.

Industrial Motion Segment:

2024	2023	$ Change	Change
Net sales	$1,538.7	$1,511.3	$27.4	1.8%
Cost of products sold	(1,008.5)	(979.7)	(28.8)	2.9%
Selling, general and administrative expenses	(269.1)	(253.0)	(16.1)	6.4%
Other segment items	(0.1)	(0.1)	—	—%
Depreciation and amortization	45.5	41.3	4.2	10.2%
Adjusted EBITDA	$306.5	$319.8	$(13.3)	(4.2%)
Adjusted EBITDA margin	19.9%	21.2%	—	(130)	bps

2024	2023	$ Change	% Change
Net sales	$1,538.7	$1,511.3	$27.4	1.8%
Less: Acquisitions	117.4	—	117.4	NM
Currency	(2.8)	—	(2.8)	NM
Net sales, excluding the impact of acquisitions and currency	$1,424.1	$1,511.3	$(87.2)	(5.8%)
The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $87.2 million or 5.8% in 2024 compared with 2023, driven primarily by lower end-market demand in Europe and North America, partially offset by higher pricing. Excluding acquisitions, sales were down across most segment platforms with the largest decreases in automatic lubrication systems, linear motion solutions, and belts and chain.
Adjusted EBITDA decreased $13.3 million or 4.2% in 2024 compared with 2023 primarily due to the impact of lower sales net of cost of products sold and higher SG&A expenses.
•Cost of products sold increased in 2024 compared to 2023 due to the impact of the incremental cost of goods sold from acquisitions of $63 million and higher manufacturing costs of $26 million, partially offset by the impact of lower volume of $58 million.
•SG&A expenses increased in 2024 compared to 2023 due to the incremental SG&A expense associated with recent acquisitions. Excluding acquisitions, SG&A expenses were lower versus 2023 driven primarily by lower discretionary spending.
•Depreciation and amortization increased in 2024 compared to 2023 primarily due to the addition of property, plant and equipment assets from acquisitions completed during 2024 and 2023. Refer to Note 2 - Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional information.
Unallocated Corporate:

	2024	2023	$ Change	Change
Unallocated corporate expense	$(69.9)	$(62.7)	$(7.2)	11.5%
Unallocated corporate expense % to net sales	(1.5%)	(1.3%)	—	(20)	bps
Unallocated corporate expense increased in 2024 compared with 2023 primarily due to the unfavorable impact of foreign currency losses of $8.2 million in 2024 compared to $3.7 million in 2023.

CASH FLOWS

	2024	2023	$ Change
Net cash provided by operating activities	$475.7	$545.2	$(69.5)
Net cash used in investing activities	(304.6)	(806.5)	501.9
Net cash (used in) provided by financing activities	(194.8)	347.1	(541.9)
Effect of exchange rate changes on cash	(22.0)	(7.2)	(14.8)
(Decrease) increase in cash, cash equivalents and restricted cash	$(45.7)	$78.6	$(124.3)
Operating Activities:
The decrease in net cash provided by operating activities in 2024 compared with 2023 was primarily due to the unfavorable impact of working capital items of $43.7 million, a decrease in net income of $32.7 million, a decrease in impairment charges of $29.7 million, partially offset by the favorable impact of income taxes on cash of $56.5 million due to lower tax payments. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.
The following chart displays the impact of working capital items on cash during 2024 and 2023:

	2024	2023	$ Change
Cash (used in) provided by:
Accounts receivable	$(14.2)	$71.6	$(85.8)
Unbilled receivables	3.3	(40.4)	43.7
Inventories	9.6	72.0	(62.4)
Trade accounts payable	(37.1)	(57.4)	20.3
Other accrued expenses	(7.1)	(47.6)	40.5
Cash used in working capital items	$(45.5)	$(1.8)	$(43.7)
The following table displays the impact of income taxes on cash during 2024 and 2023:

	2024	2023	$ Change
Accrued income tax expense	$118.9	$122.5	$(3.6)
Income tax payments	(183.5)	(240.3)	56.8
Other miscellaneous	1.1	(2.2)	3.3
Change in income taxes	$(63.5)	$(120.0)	$56.5
Investing Activities:
The decrease in net cash used in investing activities in 2024 compared with 2023 was primarily due to a decrease in cash used for acquisitions of $471.4 million, a decrease in capital expenditures of $17.8 million and an increase in cash from the net liquidation of short-term marketable securities of $9.5 million.
Financing Activities:
The change in net cash used in/provided by financing activities in 2024 compared with 2023 was primarily due to a decrease in net borrowings of $686.2 million and lower proceeds from the 2024 sale of shares of Timken India Limited ("TIL") as compared to the 2023 sale in the amount of $52.5 million, partially offset by a decrease in the purchase of treasury shares of $210.4 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2024	2023
Short-term debt, including current portion of long-term debt	$13.0	$605.6
Long-term debt	2,049.7	1,790.3
Total debt	$2,062.7	$2,395.9
Less: Cash and cash equivalents	373.2	418.9
Net debt	$1,689.5	$1,977.0
Ratio of Net Debt to Capital:

	December 31,
	2024	2023
Net debt	$1,689.5	$1,977.0
Total equity	2,984.1	2,702.4
Net debt plus total equity (capital)	$4,673.6	$4,679.4
Ratio of net debt to capital	36.1%	42.2%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At December 31, 2024, the Company had strong liquidity with $373.2 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $843.9 million available under committed credit lines. Of the $373.2 million of cash and cash equivalents, $338.6 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022 the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750.0 million unsecured revolving credit facility ("Senior Credit Facility") and a $400.0 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. Interest rates under the Credit Agreement are based on the Secured Overnight Financing Rate ("SOFR"). At December 31, 2024, the Senior Credit Facility had no outstanding borrowings. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2024, the Company's consolidated net leverage ratio was 2.01 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of December 31, 2024, the Company's consolidated interest coverage ratio was 7.69 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of December 31, 2024, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company renewed the Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility") on December 6, 2023. The $100.0 million Accounts Receivable Facility matures on November 30, 2026. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. These limitations reduced the availability of the Accounts Receivable Facility to $93.9 million at December 31, 2024. As of December 31, 2024, there were no outstanding borrowings under the Accounts Receivable Facility.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently allows for borrowings of up to $226.9 million. At December 31, 2024, the Company had borrowings outstanding of $8.7 million and bank guarantees of $1.6 million, which reduced the aggregate availability under these facilities to $216.6 million.
On May 23, 2024, the Company issued fixed-rate unsecured senior notes ("2034 Notes") in the aggregate principal amount of €600 million with an interest rate of 4.125%, maturing on May 23, 2034. Proceeds from the 2034 Notes were used for the redemption of the Company's outstanding fixed-rate unsecured senior notes ("2024 Notes") in the aggregate principal amount of $350 million that were due to mature on September 1, 2024, as well as the repayment of other debt outstanding at the time of the issuance.
At December 31, 2024, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate a higher amount of cash from operating activities in 2025 compared to 2024, driven by improved working capital performance, a lower level of capital expenditures, and lower cash taxes. The Company expects capital expenditures in 2025 to be in the range of 3.5% of sales.

FUTURE CONTRACTUAL AND OTHER PAYMENTS
The Company’s material cash requirements for contractual debt obligations and other contractual commitments outstanding as of December 31, 2024 were as follows:
Payments due by period:

Future Contractual and Other Payments	Total	Less than 1 Year	1-5 Years	More than 5 Years
Interest payments	$600.1	$93.0	$315.5	$191.6
Long-term debt, including current portion of long-term debt	2,072.9	4.3	1,091.4	977.2
Short-term debt	8.7	8.7	—	—
Purchase commitments	114.7	81.1	33.6	—
Operating leases	129.5	36.2	81.2	12.1
Retirement benefit plans	274.3	27.4	117.4	129.5
Total	$3,200.2	$250.7	$1,639.1	$1,310.4
The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 12 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.
In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans. Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. During 2024, the Company made cash contributions and payments of $24.6 million to its global defined benefit pension plans and $1.6 million to its other postretirement benefit plans. Refer to Note 17 - Retirement Benefit Plans and Note 18 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Refer to Note 5 - Income Taxes and Note 14 - Contingencies in the Notes to the Consolidated Financial Statements for additional information regarding the Company's exposure for certain tax and legal matters.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2024, outstanding letters of credit totaled $55.7 million, primarily having expiration dates within 12 months.
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
As of December 31, 2024, the Company had $1,383.3 million of goodwill on its Consolidated Balance Sheet, of which $692.0 million was attributable to the Engineered Bearings segment and $691.3 million was attributable to the Industrial Motion segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for movements in the carrying amount of goodwill by segment.
The Company reviews goodwill for impairment at the reporting unit level. The Engineered Bearings segment has one reporting unit and the Industrial Motion segment has six reporting units.
Accounting guidance permits an entity to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing, including goodwill, is required. The Company chose to utilize this qualitative assessment in the annual goodwill impairment testing for all reporting units, except its Belts and Chain reporting unit, in the fourth quarter of 2024. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. The Company chose to perform a quantitative impairment analysis in the fourth quarter of 2024 for its Belts and Chain reporting unit. The result of this impairment analysis was to recognize an impairment loss of $1.5 million, reducing goodwill for this reporting unit to zero.
As of December 31, 2024, the Company had $96.0 million of indefinite-lived intangible assets on its Consolidated Balance Sheet. The Company’s indefinite-lived intangible assets primarily consist of acquired trade names. As mentioned above, accounting guidance permits an entity to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing is required. The Company chose to utilize this qualitative assessment in the annual impairment testing for all of its indefinite-lived intangible assets in the fourth quarter of 2024. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets would exceed their respective carrying values.

Income Taxes:
Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.
The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets relate primarily to tax loss carryforwards in foreign jurisdictions, as well as pension and postretirement benefit obligations in the U.S., which the Company believes are more likely than not to result in future tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. The Company recorded $0.9 million in 2024 and $2.1 million in 2023 of tax benefits related to the reversal of valuation allowances. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the valuation allowance reversals.
In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2024, the Company recorded $2.4 million of net tax benefit for uncertain tax positions, which consisted primarily of $8.8 million related to increases to current and prior year uncertain tax positions and interest. This expense was partially offset by $11.2 million of the net reversal of accruals for prior year uncertain tax positions and settlements with tax authorities. During 2024, the Company recorded a $2.0 million decrease of uncertain tax positions related to foreign currency translation adjustments and deferred tax liabilities. The Company also recorded $5.9 million of uncertain tax positions related to prior years for acquisitions made during 2024.
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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $12.2 million during 2024 for defined benefit pension plans, compared to net periodic benefit cost of $33.8 million during 2023. The Company recognized net mark-to-market gains of $0.7 million during 2024 compared to net mark-to-market charges of $21.6 million during 2023. Mark-to-market gains during 2024 were primarily due to the impact of a net increase in the discount rate used to measure the Company's defined benefit pension obligations of $28.7 million, partially offset by lower than expected returns on plans assets of $26.8 million and experience losses of $1.2 million. The impact of the net increase in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 95 basis point increase in the discount rate used to measure its plan obligations in the United Kingdom ("U.K."), which increased from 4.48% in 2023 to 5.43% in 2024, and a 43 basis point increase in the weighted-average discount rate used to measure its U.S. plan obligations, which increased from 5.40% in 2023 to 5.83% in 2024. Excluding mark-to-market gains and losses recognized in 2024 and 2023, including a curtailment gain, net period benefit cost was $13.0 million and $12.2 million, respectively. The increase in 2024 was due to a lower expected return on pension assets.
In 2025, the Company expects net periodic benefit cost to be approximately $14 million for defined benefit pension plans, compared with net periodic benefit cost of $12.2 million in 2024. Net periodic benefit cost for 2025 does not include mark-to-market charges that will be recognized immediately through earnings in the fourth quarter of 2025, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market gains of $0.7 million and the curtailment gain of $0.1 million, recognized in 2024, net periodic benefit cost was $13.0 million in 2024. The expected increase in net periodic benefit cost for 2025, excluding mark-to-market gains, primarily reflects higher expected interest cost.
The Company expects to contribute to its defined benefit pension plans or pay directly to participants of defined benefit plans approximately $38 million in 2025 compared with $24.6 million of contributions and payments in 2024. The increase is primarily due to expected contributions of $8 million to the U.K. pension plan in 2025.
For expense purposes in 2024, the Company applied a weighted-average discount rate of 5.40% to its U.S. defined benefit pension plans. For expense purposes in 2025, the Company will apply a weighted-average discount rate of 5.83% to its U.S. defined benefit pension plans.
For expense purposes in 2024, the Company applied an expected weighted-average rate of return of 3.94% for the Company’s U.S. pension plan assets. For expense purposes in 2025, the Company will apply an expected weighted-average rate of return on plan assets of 4.30%.
The following table presents the sensitivity of the Company's global projected pension benefit obligation ("PBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2024
	Change	PBO
Assumption:
Discount rate	.25%	$13.0
In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $13.0 million and decrease income before income taxes through the recognition of actuarial losses of $13.0 million. A 25 basis point increase in the discount rate will decrease the PBO by $13.0 million and increase income before income taxes through the recognition of actuarial gains of $13.0 million. In addition, a 25 basis point decrease in returns on pension assets will decrease income before income taxes by $0.9 million, and a 25 basis point increase in return on pension assets will increase income before income taxes by $0.9 million.

Other Postretirement Benefit Plans:
The Company recognized net periodic benefit credit of $6.9 million during 2024 for other postretirement benefit plans, compared to net periodic benefit credit of $7.3 million during 2023. The Company recognized actuarial gains of $0.5 million during 2024 compared to $1.0 million in 2023. Actuarial gains of $0.5 million during 2024 were primarily due to lower than expected benefit payments of $2.0 million, the impact of experience gains of $1.2 million and $0.6 million due to the impact of a 28 basis point increase in the discount rate used to measure the Company's defined benefit postretirement obligations. The discount rate increased from 5.55% in 2023 to 5.83% in 2024. These actuarial gains were partially offset by actuarial losses of $3.1 million due to the impact of an increase in the rate of Medicare Advantage plans and $0.2 million due to changes in other actuarial assumptions.
In 2025, the Company expects net periodic benefit credit of approximately $6 million for other postretirement benefit plans, compared to net periodic benefit credit of $6.9 million in 2024. Net periodic benefit credit for 2025 does not include actuarial gains or losses that will be recognized immediately through earnings in the fourth quarter of 2025, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market gains of $0.5 million recognized in 2024, the net periodic benefit credit was $6.3 million in 2024.
For expense purposes in 2024, the Company applied a discount rate of 5.55% to its other postretirement benefit plans. For expense purposes in 2025, the Company will apply a discount rate of 5.83% to its other postretirement benefit plans.
The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation ("APBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2024
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
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 7.00% for 2025, declining gradually to 5.0% in 2033 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2025 through 2026, and are assumed to increase by $10 per year for 2027 through 2029 and then 6.0% for 2029, declining gradually to 5.0% in 2033 and thereafter. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2024 total service and interest cost components by $0.1 million and would have increased the postretirement benefit obligation by $0.7 million. A one percentage point decrease would provide corresponding reductions of $0.1 million and $0.7 million, respectively.

NON-GAAP MEASURES
Supplemental Non-GAAP Measures:
In addition to results reported in accordance with U.S. GAAP, the Company provides information on non-GAAP financial measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA margins, ratio of net debt to adjusted EBITDA (for the trailing 12 months), net debt, ratio of net debt to capital, free cash flow and return on invested capital. This information is intended to supplement GAAP financial measures and is not intended to replace GAAP financial measures. Net debt and the ratio of net debt to capital is disclosed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Twelve Months Ended December 31,
	2024	2023	2022	2021	2020
Net sales	$4,573.0	$4,769.0	$4,496.7	$4,132.9	$3,513.2
Net Income Attributable to The Timken Company	352.7	394.1	407.4	369.1	284.5
Net Income Attributable to The Timken Company as a Percentage of Sales	7.7%	8.3%	9.1%	8.9%	8.1%
Adjustments:
Acquisition intangible amortization	78.0	65.7	43.9	46.8	47.3
Impairment, restructuring and reorganization charges (1)	19.1	60.1	55.1	15.1	29.0
Corporate pension and other postretirement benefit related (income) expense (2)	(1.3)	20.6	2.9	0.3	18.5
Acquisition-related charges (3)	13.0	31.8	14.8	3.2	3.7
Acquisition-related gain (4)	—	—	—	(0.9)	(11.1)
Gain on divestitures and sale of certain assets (5)	(14.7)	(5.2)	(2.9)	—	(0.4)
Property losses (recoveries) and related expenses (6)	1.2	—	—	—	(5.5)
Tax indemnification and related items	(1.1)	—	0.3	0.2	0.5
CEO succession expenses (7)	3.7	—	—	—	—
Noncontrolling interest of above adjustments	(0.2)	(2.1)	(5.3)	—	(0.1)
Provision for income taxes (8)	(41.0)	(56.9)	(35.9)	(35.0)	(18.2)
Adjusted Net Income	$409.4	$508.1	$480.3	$398.8	$348.2
Net income attributable to noncontrolling interest	22.6	13.9	9.6	12.4	7.9
Provision for income taxes (as reported)	118.9	122.5	133.9	95.1	103.9
Interest expense	125.1	110.7	74.6	58.8	67.6
Interest income	(14.9)	(9.3)	(3.8)	(2.3)	(3.7)
Depreciation and amortization expense (9)	220.5	200.5	164.0	167.0	164.0
Less: Acquisition intangible amortization	78.0	65.7	43.9	46.8	47.3
Less: Noncontrolling interest	(0.2)	(2.1)	(5.3)	—	(0.1)
Less: Provision for income taxes (8)	(41.0)	(56.9)	(35.9)	(35.0)	(18.2)
Adjusted EBITDA	$844.8	$939.7	$855.9	$718.0	$658.9
Adjusted EBITDA Margin (% of net sales)	18.5%	19.7%	19.0%	17.4%	18.8%

Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Twelve Months Ended December 31,
	2024	2023	2022	2021	2020
Diluted earnings per share (EPS)	$4.99	$5.47	$5.48	$4.79	$3.72
Adjusted EPS	$5.79	$7.05	$6.46	$5.18	$4.56
Diluted shares	70,750,482	72,081,884	74,323,839	77,006,589	76,401,366
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
(6) Represents property loss and related expenses incurred during the periods presented resulting from a fire that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia, as well as insurance recoveries received in 2020 resulting from property loss that occurred during the first quarter of 2019 at one of the Company's warehouses in Knoxville, Tennessee and during the third quarter of 2019 at one of the Company's warehouses in Yantai, China.
(7) On March 26, 2024, the Company announced that Richard G. Kyle, President and Chief Executive Officer (“CEO”) of the Company would be retiring from his position as CEO and that Tarak Mehta would be appointed CEO on September 5, 2024. CEO succession expenses include the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition.
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
Reconciliation of net cash provided by operating activities to free cash flow:

	Twelve Months Ended December 31,
	2024	2023	2022	2021	2020
Net cash provided by operating activities	$475.6	$545.2	$463.8	$387.3	$577.6
Capital expenditures	(170.0)	(187.8)	(178.4)	(148.3)	(121.6)
Free cash flow	$305.6	$357.4	$285.4	$239.0	$456.0

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended December 31, 2024 and December 31, 2023 was $375.3 million and $408.0 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.0 at December 31, 2024, compared with 2.1 at December 31, 2023.
Reconciliation of Net income to Adjusted EBITDA for the twelve months:

	Twelve Months Ended December 31,
	2024	2023
Net income	$375.3	$408.0
Provision for income taxes	118.9	122.5
Interest expense	125.1	110.7
Interest income	(14.9)	(9.3)
Depreciation and amortization	221.8	201.3
Consolidated EBITDA	826.2	833.2
Adjustments:
Impairment, restructuring and reorganization charges (1)	$17.8	$59.3
Corporate pension and other postretirement related (income) expense (2)	(1.3)	20.6
Acquisition-related charges (3)	13.0	31.8
Property losses and related expenses (4)	1.2	—
Gain on divestitures and sale of certain assets (5)	(14.7)	(2.9)
CEO succession expenses (6)	3.7	—
Tax indemnification and related items	(1.1)	—
Total Adjustments	18.6	108.8
Adjusted EBITDA	$844.8	$942.0
Net Debt	$1,689.5	$1,977.0
Ratio of Net Debt to Adjusted EBITDA	2.0	2.1
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
(4) Represents property loss and related expenses incurred during the periods presented resulting from property loss that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia.
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
Reconciliation of adjusted net operating profit after taxes, adjusted invested capital and return on adjusted invested capital:

Adjusted Net Operating Profit after Taxes (ANOPAT):
	Twelve Months Ended December 31,
	2024	2023	2022	2021	2020
Adjusted EBITDA (1)	$844.8	$939.7	$855.9	$718.0	$658.9
Acquisition intangible amortization	78.0	65.7	43.9	46.8	47.3
Less: depreciation and amortization expense (2)	220.5	200.5	164.0	167.0	164.0
Adjusted EBIT	702.3	804.9	735.8	597.8	542.2
Adjusted tax rate	27.0%	25.5%	25.5%	24.0%	25.5%
Calculated income taxes	189.6	205.2	187.6	143.5	138.3
ANOPAT	$512.7	$599.7	$548.2	$454.3	$403.9

Adjusted Invested Capital:
	Twelve Months Ended December 31,
	2024	2023	2022	2021	2020	2019
Total debt	$2,062.7	$2,395.9	$1,963.2	$1,464.9	$1,564.6	$1,730.1
Less: cash and cash equivalents	373.2	418.9	331.6	257.1	320.3	209.5
Net debt	1,689.5	1,977.0	1,631.6	1,207.8	1,244.3	1,520.6
Total equity	2,984.1	2,702.4	2,352.9	2,377.7	2,225.2	1,954.8
Invested capital (total debt + total equity)	4,673.6	4,679.4	3,984.5	3,585.5	3,469.5	3,475.4
Invested capital (two-point average)	$4,676.5	$4,332.0	$3,785.0	$3,527.5	$3,472.5

Return on Invested Capital:
	Twelve Months Ended December 31,
	2024	2023	2022	2021	2020
ANOPAT	$512.7	$599.7	$548.2	$454.3	$403.9
Invested capital (two-point average)	4,676.5	4,332.0	3,785.0	3,527.5	3,472.5
Return on invested capital	11.0%	13.8%	14.5%	12.9%	11.6%
(1) Refer to page 43 for reconciliations to the most directly comparable GAAP financial measures.
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
Net of related derivative activity, the Company recognized a foreign currency exchange loss resulting from transactions of $9.3 million for the year ended December 31, 2024, a loss of $14.8 million and a gain of $15.4 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2024, the Company recorded a negative non-cash foreign currency translation adjustment of $156.4 million that decreased shareholders’ equity, compared with a positive non-cash foreign currency translation adjustment of $35.3 million that increased shareholders’ equity for the year ended December 31, 2023. The foreign currency translation adjustments for the year ended December 31, 2024 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies as of December 31, 2024 compared to December 31, 2023.
CEO Succession:
On September 5, 2024, the Board of Directors (the "Board") of the Company appointed Tarak Mehta President and CEO of the Company and appointed Richard G. Kyle Advisor to the CEO. Mr. Mehta is an accomplished industry veteran who most recently served as President of the Motion business and a member of the Group Executive Committee at ABB Ltd. He succeeds Richard G. Kyle, who has served as Timken’s President and CEO since 2014.
Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the U.S.
Quarterly Dividend:
On February 14, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.34 per common share. The quarterly dividend will be paid on March 7, 2025 to shareholders of record as of February 25, 2025. This will be the 411th consecutive quarterly dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2024 Annual Report to Shareholders that are not historical in nature (including the Company’s forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
(a)deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conduct business, including adverse effects from a global economic slowdown or recession, pandemics, epidemics or other public health concerns, terrorism, or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers or suppliers conduct business, changes in currency valuations, additional costs, taxes and restrictions related to repatriation of cash in international jurisdictions, strained geopolitical relations between countries in which we have significant operations, and recent world events that have increased the risks posed by international trade disputes, tariffs and sanctions;
(b)negative impacts to the Company's business, results of operations, financial position or liquidity, disruption to the Company's supply chains, and negative impacts to operations;
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
(e)changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials, energy and fuel; changes in costs associated with the effects of tariffs; disruptions to the Company's supply chain and logistical issues associated with port closures or delays or increased costs; changes in the expected costs associated with product warranty claims especially in industry segments with potential high claim values; changes in the global regulatory landscape (including with respect to climate change or other environmental regulations); changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; the effects of government-imposed restrictions, commercial requirements and Company goals associated with climate change and emissions or other sustainability initiatives; and changes in the cost of labor and benefits;
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
(h)the continued attraction, retention and development of management, other key employees, and other skilled personnel, the successful development and execution of succession plans and management of other human capital matters;

(i)unanticipated litigation, claims, investigations, remediation or assessments. This includes: claims, investigations or problems related to intellectual property, product liability or warranty, foreign export, sanctions and trade laws, government procurement regulations, competition and anti-bribery laws, climate change, PTFE, PFAS, other environmental or health and safety issues, data privacy and taxes;
(j)the rapidly evolving global regulatory landscape and the corresponding heightened operational complexity and compliance risks;
(k)changes in worldwide financial and capital markets, including fluctuations in interest rates, impacting the availability of financing on satisfactory terms as a result of financial stress affecting the banking system or otherwise, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
(l)the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;
(m)the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
(n)those items identified under Item 1A. Risk Factors on pages 9 through 18.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by the Company's international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact from the Company's variable rate debt would be an increase in interest expense of $3.8 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.
Foreign Currency Exchange Rate Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, can impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2024, there were $471.6 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a benefit of $11.9 million related to these hedges, which would have partially offset the impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.
Commodity Price Risk:
In the ordinary course of business, the Company is exposed to market and other risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally steel and natural gas. Whenever possible, the Company manages its exposure to commodity risks primarily through the use of supplier pricing agreements that enable the Company to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business.

Item 8. Financial Statements and Supplementary Data
The Timken Company and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions, except per share data)
Net sales	$4,573.0	$4,769.0	$4,496.7
Cost of products sold	3,132.3	3,259.9	3,164.7
Selling, general and administrative expenses	752.0	740.8	637.1
Amortization of intangible assets	78.0	65.7	43.9
Impairment and restructuring charges	13.4	45.5	44.1
Gain on sale of real estate	(13.8)	—	—
Operating Income	611.1	657.1	606.9
Interest expense	(125.1)	(110.7)	(74.6)
Interest income	14.9	9.3	3.8
Non-service pension and other postretirement (expense) income	(2.6)	(24.0)	9.3
Other (expense) income, net	(4.1)	(1.2)	5.5
Income Before Income Taxes	494.2	530.5	550.9
Provision for income taxes	118.9	122.5	133.9
Net Income	375.3	408.0	417.0
Less: Net income attributable to noncontrolling interest	22.6	13.9	9.6
Net Income Attributable to The Timken Company	$352.7	$394.1	$407.4

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$5.02	$5.52	$5.54

Diluted earnings per share	$4.99	$5.47	$5.48
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Net Income	$375.3	$408.0	$417.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(161.2)	33.5	(162.7)
Pension and postretirement liability adjustments	(6.0)	(6.1)	(5.8)
Change in fair value of derivative financial instruments	2.0	(0.8)	2.3
Other comprehensive (loss) income, net of tax	(165.2)	26.6	(166.2)
Comprehensive Income, net of tax	210.1	434.6	250.8
Less: comprehensive income attributable to noncontrolling interest	17.8	12.1	2.3
Comprehensive Income Attributable to The Timken Company	$192.3	$422.5	$248.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2024	2023
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$373.2	$418.9
Restricted cash	0.4	0.4
Accounts receivable, less allowances: (2024 - $21.5 million; 2023 - $17.1 million)	664.6	671.7
Unbilled receivables	140.8	144.5
Inventories, net	1,195.6	1,229.1
Deferred charges and prepaid expenses	39.5	41.5
Other current assets	102.8	128.8
Total Current Assets	2,516.9	2,634.9
Property, Plant and Equipment, Net	1,306.9	1,311.9
Other Assets
Goodwill	1,383.3	1,369.6
Other intangible assets, net	1,006.5	1,031.4
Operating lease assets	130.6	119.7
Deferred income taxes	41.0	44.3
Other non-current assets	25.8	29.9
Total Other Assets	2,587.2	2,594.9
Total Assets	$6,411.0	$6,541.7
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$321.7	$367.2
Short-term debt, including current portion of long-term debt	13.0	605.6
Salaries, wages and benefits	142.2	161.5
Income taxes payable	24.4	19.9
Other current liabilities	319.2	317.1
Total Current Liabilities	820.5	1,471.3
Non-Current Liabilities
Long-term debt	2,049.7	1,790.3
Accrued pension benefits	157.7	172.3
Accrued postretirement benefits	29.8	30.2
Long-term operating lease liabilities	84.0	78.7
Deferred income taxes	175.0	186.5
Other non-current liabilities	110.2	110.0
Total Non-Current Liabilities	2,606.4	2,368.0
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2024 – 79,173,667 shares; 2023 – 78,680,164 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,269.3	1,076.5
Retained earnings	2,488.8	2,232.2
Accumulated other comprehensive loss	(301.7)	(146.9)
Treasury shares at cost (2024 – 9,174,863 shares; 2023 – 8,553,272 shares)	(670.6)	(620.1)
Total Shareholders’ Equity	2,826.5	2,582.4
Noncontrolling interest	157.6	120.0
Total Equity	2,984.1	2,702.4
Total Liabilities and Equity	$6,411.0	$6,541.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$375.3	$408.0	$417.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221.8	201.3	164.0
Impairment charges	3.5	33.2	38.3
(Gain) loss on sale of assets	(14.4)	1.3	(1.9)
(Gain) loss on acquisitions and divestitures	—	(2.9)	3.5
Deferred income tax benefit	(35.3)	(11.6)	(3.6)
Stock-based compensation expense	25.9	30.6	30.4
Pension and other postretirement expense (income)	5.3	26.5	(0.6)
Pension and other postretirement benefit contributions and payments	(26.1)	(29.8)	(14.6)
Changes in operating assets and liabilities:
Accounts receivable	(14.2)	71.6	(73.5)
Unbilled receivables	3.3	(40.4)	(26.0)
Inventories	9.6	72.0	(145.6)
Accounts payable, trade	(37.1)	(57.4)	(10.2)
Other accrued expenses	(7.1)	(47.6)	91.9
Income taxes	(28.2)	(108.4)	16.3
Other, net	(6.6)	(1.2)	(21.6)
Net Cash Provided by Operating Activities	475.7	545.2	463.8

Investing Activities
Capital expenditures	(170.0)	(187.8)	(178.4)
Acquisitions, net of cash acquired of $8.9 million in 2024; $30.0 million in 2023; and $19.4 million in 2022	(167.4)	(638.8)	(453.7)
Proceeds from disposals of property, plant and equipment	17.6	1.8	9.6
Proceeds from divestitures, net of cash divested of $0.7 million in 2023 and $5.3 million in 2022	0.3	13.5	33.9
Investments in short-term marketable securities, net	15.2	5.7	14.6
Other	(0.3)	(0.9)	0.7
Net Cash Used in Investing Activities	(304.6)	(806.5)	(573.3)

Financing Activities
Cash dividends paid to shareholders	(96.1)	(94.0)	(91.7)
Purchase of treasury shares	(40.5)	(250.9)	(211.6)
Proceeds from exercise of stock options	5.6	21.8	8.5
Payments related to tax withholding for stock-based compensation	(10.0)	(17.0)	(10.7)
Proceeds from long-term debt	1,858.3	1,564.9	1,399.5
Payments on long-term debt	(1,839.3)	(1,329.0)	(978.5)
Deferred financing costs	(5.5)	(0.5)	(6.6)
Accounts receivable facility financing borrowings	366.0	104.0	297.0
Accounts receivable facility financing payments	(433.0)	(122.0)	(212.0)
Short-term debt activity, net	(230.3)	190.0	6.9
Noncontrolling interest dividends paid	(1.1)	(0.6)	(0.5)
Proceeds from the sale of shares in Timken India Limited	232.3	284.8	—
Other	(1.2)	(4.4)	6.5
Net Cash (Used in) Provided by Financing Activities	(194.8)	347.1	206.8
Effect of exchange rate changes on cash	(22.0)	(7.2)	(14.5)
(Decrease) Increase In Cash, Cash Equivalents and Restricted Cash	(45.7)	78.6	82.8
Cash, cash equivalents and restricted cash at beginning of year	419.3	340.7	257.9
Cash, Cash Equivalents and Restricted Cash at End of Year	$373.6	$419.3	$340.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
(Dollars in millions, except per share data)	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Non- controlling Interest
Year Ended December 31, 2022
Balance at January 1, 2022	$2,377.7	$40.7	$786.9	$1,616.4	$(23.0)	$(126.1)	$82.8
Net income	417.0			407.4			9.6
Foreign currency translation adjustments	(162.7)				(155.4)		(7.3)
Pension and other postretirement liability adjustments (net of $1.9 million income tax benefit)	(5.8)				(5.8)
Change in fair value of derivative financial instruments, net of reclassifications	2.3				2.3
Dividends declared to noncontrolling interest	(0.5)						(0.5)
Dividends – $1.23 per share	(91.7)			(91.7)
Stock-based compensation expense	30.4		30.4
Purchase of treasury shares	(211.6)					(211.6)
Shares surrendered for stock option activity	—		3.8			(3.8)
Stock option exercise activity	8.5		8.5
Payments related to tax withholding for stock-based compensation	(10.7)					(10.7)
Balance at December 31, 2022	$2,352.9	$40.7	$829.6	$1,932.1	$(181.9)	$(352.2)	$84.6
Year Ended December 31, 2023
Net income	408.0			394.1			13.9
Foreign currency translation adjustments	33.5				35.3		(1.8)
Pension and other postretirement liability adjustments (net of $2.0 million income tax benefit)	(6.1)				(6.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends – $1.30 per share	(94.0)			(94.0)
Sale of shares of Timken India Limited	229.0		194.5		8.1		26.4
Other ownership changes	(4.0)				(1.5)		(2.5)
Stock-based compensation expense	30.6		30.6
Purchase of treasury shares	(250.9)					(250.9)
Stock option exercise activity	21.8		21.8
Payments related to tax withholding for stock-based compensation	(17.0)					(17.0)
Year Ended December 31, 2023	$2,702.4	$40.7	$1,076.5	$2,232.2	$(146.9)	$(620.1)	$120.0
Year Ended December 31, 2024
Net income	375.3			352.7			22.6
Foreign currency translation adjustments	(161.2)				(156.4)		(4.8)
Pension and other postretirement liability adjustments (net of $2.0 million income tax benefit)	(6.0)				(6.0)
Change in fair value of derivative financial instruments, net of reclassifications	2.0				2.0
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends – $1.35 per share	(96.1)			(96.1)
Sale of shares of Timken India Limited	186.8		161.3		5.6		19.9
Other ownership changes	1.0						1.0
Stock-based compensation expense	25.9		25.9
Purchase of treasury shares	(40.5)					(40.5)
Stock option exercise activity	5.6		5.6
Payments related to tax withholding for stock-based compensation	(10.0)					(10.0)
Balance at December 31, 2024	$2,984.1	$40.7	$1,269.3	$2,488.8	$(301.7)	$(670.6)	$157.6
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
Revenue is generally recognized as performance obligations under the terms of a contract with a customer of the Company are satisfied. Of the Company's revenue, approximately 90% is from fixed-price contracts and continues to be recognized as of a point in time when products are shipped from the Company's manufacturing or distribution facilities or at a later point in time when control of the products transfers to the customer. The Company recognizes approximately 10% of revenue over time primarily for certain sales of customer-specific product as it satisfies the performance obligations because of the continuous transfer of control to the customer, supported as follows:
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
As a result of control transferring over time, revenue is recognized based on progress toward completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company has elected to use the cost-to-cost input measure of progress for these contracts because it best depicts the transfer of goods or services to the customer based on incurring costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
The pricing and payment terms for non-U.S. government contracts are based on the Company's standard terms and conditions or the result of specific negotiations with each customer. The Company's standard terms and conditions require payment 30 to 90 days from the invoice date based on geographic region, but the timing of payment for specific negotiated terms may vary. The Company also has both prime and subcontracts in support of the provision of goods and services to the U.S. government. Certain of these contracts are subject to the Federal Acquisition Regulation ("FAR") and are priced based on competitive market prices. Under the payment terms of certain of these U.S. government fixed-price contracts, the customer pays the Company performance-based payments, which are interim payments of up to 90% of the costs incurred to date based on quantifiable measures of performance or on the achievement of specified events or milestones. Because the customer retains a portion of the contract price until completion of such contracts, certain of these U.S. government fixed-price contracts result in revenue recognized in excess of billings, which is presented within "Unbilled receivables" on the Consolidated Balance Sheets. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Note 1 - Significant Accounting Policies (continued)
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value-added, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. As a practical expedient, the Company may exclude an assessment of whether promised goods are performance obligations, if such promised goods are immaterial to the customer contract taken as a whole, and combine these with other performance obligations. The Company has also elected not to adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good to a customer and when the customer pays for that good will be one year or less. Finally, the Company's policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.
The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. The Company recognizes the cost of freight and shipping when control of the products or services has transferred to the customer as an expense in "Cost of products sold" on the Consolidated Statements of Income, because those are costs incurred to fulfill the promise recognized, not a separate performance obligation. To the extent certain freight and shipping fees are charged to customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in "Cost of products sold" when control of the related products or services has transferred to the customer.
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
Restricted Cash:
Cash and cash equivalents of $0.4 million were restricted at December 31, 2024 and 2023.
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

Note 1 - Significant Accounting Policies (continued)
Inventories:
Inventories are valued at the lower of cost or net realizable value, with approximately 59% valued by the first-in, first-out ("FIFO") method and the remaining 41% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, while substantially all of the Company’s international inventories are valued by the FIFO method.
Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2024 and 2023 with a fair value and cost basis of $15.9 million and $31.6 million, respectively, which were included in "Other current assets" on the Consolidated Balance Sheets.
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
Income Taxes:
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not those assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has elected to account for Global Intangible Low Tax Income as a period cost.
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Translation adjustments for assets and liabilities are reflected as a separate component of accumulated other comprehensive loss (income). Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income. Net of related derivative activity, the Company recognized a foreign currency exchange loss resulting from transactions of $9.3 million for the year ended December 31, 2024 and recognized a loss of $14.8 million and a gain of $15.4 million for the years ended December 31, 2023 and 2022, respectively.
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
Earnings Per Share:
Earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of potential common shares for share-based compensation awards.

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
Recent Accounting Pronouncements:
New Accounting Guidance Adopted:
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). ASU 2023-07 requires that a public entity disclose: (1) on an annual and interim basis, significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss; (2) on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; and (3) the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The other segment items category is the difference between segment revenue less the segment expenses disclosed and each reported measure of segment profit or loss. For public business entities, the new guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new guidance in the fourth quarter of 2024. Refer to Note 4 - Segment Information in the Notes to the Consolidated Financial Statements for additional information.
New Accounting Guidance Issued and Not Yet Adopted:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that a public entity disclose the detailed information about types of expense. Specifically, a public entity would disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d). In addition, a public entity should include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements. A public entity would also disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 40). ASU 2023-09 is intended to enhance the transparency and decision to improve the usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require that all entities disclose on an annual basis the amount of income taxes paid disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the new guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is preparing to adopt the new guidance in 2025.

Note 2 - Acquisitions and Divestitures
Acquisitions:
On September 9, 2024, the Company acquired 100% of the capital stock of CGI, a Nevada-based manufacturer of precision drive systems serving medical robotics and other automation markets. CGI employs approximately 130 people and has its headquarters and manufacturing facilities in Carson City, Nevada. With its concentration on medical robotics, CGI enhances the Company's product portfolio serving this attractive sector. The total purchase price for this acquisition was $167.1 million, net of cash acquired of $8.9 million. Results for CGI are reported in the Industrial Motion segment. The Company incurred acquisition-related costs of $2.0 million to complete this acquisition. Acquisition costs are recorded in selling, general and administrative expenses on the Consolidated Statements of Income.
During 2023, the Company completed six acquisitions, which enhanced the Company's capabilities and product portfolio. On December 20, 2023, the Company completed the acquisition of 100% of the capital stock of Lagersmit, a Netherlands-based manufacturer of highly engineered sealing solutions for marine, dredging, water, tidal energy and other industrial applications, for $128.2 million, net of cash acquired of $6.5 million. Lagersmit employs approximately 90 people. Results for Lagersmit are reported in the Industrial Motion segment. On September 1, 2023, the Company acquired 100% of the capital stock of Des-Case, a Tennessee-based manufacturer of specialty filtration products for industrial lubricants, for $123.2 million, net of cash acquired of $1.8 million. Des-Case has manufacturing facilities in Tennessee and the Netherlands and employs approximately 120 people. Results for Des-Case are reported in the Industrial Motion segment. On April 4, 2023, the Company acquired 100% of the capital stock of Nadella, a leading European manufacturer of linear guides, telescopic rails, actuators and systems and other specialized industrial motion solutions, for $293.5 million, net of cash acquired of $21.0 million. Based in Italy, Nadella employs approximately 450 people and operates manufacturing facilities in Europe and China. Results for Nadella are reported in the Industrial Motion segment.
On November 1, 2023, the Company acquired iMECH. The Company acquired 100% of the capital stock in the U.S. and substantially all of the assets in Canada. iMECH manufactures thrust bearings, radial bearings, specialty coatings and other components primarily used in the energy industry. iMECH employs approximately 70 people and has facilities in Houston, Texas and Alberta, Canada. Results for iMECH are reported in the Engineered Bearings segment. On September 29, 2023, the Company acquired 100% of the capital stock of Rosa, a European designer and manufacturer of roller guideways, linear bearings, customized linear systems and actuators, commercialized ball guideways and precision ball screws. Rosa employs approximately 65 people and has its headquarters, R&D and high-precision manufacturing facility in Milan, Italy. Results for Rosa are reported in the Industrial Motion segment. On January 31, 2023, the Company acquired substantially all of the assets of ARB, a North Carolina-based manufacturer of industrial bearings. ARB, which boasts a large U.S. installed base and strong aftermarket business, operates manufacturing facilities in Hiddenite and Morganton, North Carolina. ARB employs approximately 190 people. Results for ARB are reported in the Engineered Bearings segment. The total purchase price for these three acquisitions was $95.7 million, net of cash acquired of $1.4 million. The Company incurred transaction costs of $6.7 million to complete the 2023 acquisitions.

Note 2 - Acquisitions and Divestitures (continued)
The purchase price allocations at fair value, net of cash acquired, for 2024 and 2023 acquisitions as of December 31, 2024 and 2023 are presented below:

	2024	2023
Assets:
Accounts receivable	$4.2	$43.9
Inventories	13.7	111.8
Other current assets	0.3	5.0
Property, plant and equipment	20.6	47.9
Operating lease assets	2.6	7.2
Goodwill	61.4	292.0
Other intangible assets	100.4	299.5
Other non-current assets	3.0	5.1
Total assets acquired	$206.2	$812.4
Liabilities:
Accounts payable, trade	$0.6	$24.2
Salaries, wages and benefits	1.5	14.9
Income taxes payable	0.2	4.5
Other current liabilities	1.3	11.0
Short-term debt	—	4.7
Long-term debt	—	6.0
Accrued pension cost	—	3.6
Long-term operating lease liabilities	1.9	6.4
Deferred income taxes	28.4	81.9
Other non-current liabilities	5.2	7.6
Total liabilities assumed	$39.1	$164.8
Noncontrolling interest acquired	—	6.3
Net assets acquired	$167.1	$641.3
Cash flow reconciling items:
Working capital adjustment related to 2023 acquisitions paid in 2024	0.3	(0.3)
Working capital adjustment related to 2022 acquisition received in 2023	—	(2.2)
Cash paid for acquisitions, net of cash acquired	$167.4	$638.8
The 2023 acquisitions presented above include goodwill of $59.1 million and intangible assets of $71.9 million for Lagersmit, goodwill of $78.7 million and intangible assets of $45.1 million for Des-Case, and goodwill of $129.0 million and intangible assets of $158.9 million for Nadella.
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

Note 2 - Acquisitions and Divestitures (continued)

The 2024 amounts in the table above represent the preliminary purchase price allocation for the CGI acquisition. This purchase price allocation, including the residual amount allocated to goodwill, is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations are obtained. The purchase price allocation for CGI is preliminary as a result of the proximity of the acquisition date to December 31, 2024, and as a result, no elements of the purchase price allocation have been finalized. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values for those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2024 and 2023:

	2024		2023
		Weighted- Average Life		Weighted- Average Life
Trade names (finite life)	6.1	18 years	25.6	17 years
Technology and know-how	35.3	16 years	70.5	15 years
Customer relationships	59.0	17 years	201.8	14 years
Non-competes	—		1.0	3 years
Capitalized software	—		0.6	2 years
Total intangible assets	$100.4		$299.5
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
On February 28, 2023, the Company completed the sale of its 50% membership interests in SE Setco, a joint venture. The Company had accounted for SE Setco as an equity method investment prior to the sale. The Company received $5.7 million in proceeds for SE Setco and recognized a pretax gain of $4.8 million on the sale. The gain was reflected in other (expense) income, net in the Consolidated Statement of Income.

Note 3 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024
	Engineered Bearings	Industrial Motion	Total
United States	$1,281.6	$795.3	$2,076.9
Americas excluding United States	383.1	102.7	485.8
Europe / Middle East / Africa	599.2	520.7	1,119.9
Asia-Pacific	770.4	120.0	890.4
Net sales	$3,034.3	$1,538.7	$4,573.0

	December 31, 2023
	Engineered Bearings	Industrial Motion	Total
United States	$1,266.1	$789.8	$2,055.9
Americas excluding United States	375.6	106.1	481.7
Europe / Middle East / Africa	678.6	499.7	1,178.3
Asia-Pacific	937.4	115.7	1,053.1
Net sales	$3,257.7	$1,511.3	$4,769.0

	December 31, 2022
	Engineered Bearings	Industrial Motion	Total
United States	$1,198.1	$793.9	$1,992.0
Americas excluding United States	383.2	93.0	476.2
Europe / Middle East / Africa	588.9	406.8	995.7
Asia-Pacific	922.4	110.4	1,032.8
Net sales	$3,092.6	$1,404.1	$4,496.7
Net sales by geographic area are reported by the destination of net sales.
When reviewing revenues by sales channel, the Company separates net sales to OEMs from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the years ended December 31, 2024, 2023 and 2022:

Revenue by sales channel	2024	2023	2022
Original equipment manufacturers	55%	60%	60%
Distribution/end users	45%	40%	40%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services and type of customer is also relevant. During the year ended December 31, 2024, approximately 10% of total net sales were recognized on an over-time basis compared to 9% in 2023 and 2022. These sales were recognized over-time due to the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Finally, business with the U.S. government or its contractors represented approximately 7% of total net sales in 2024, 6% of total net sales in 2023, and 7% of total net sales for 2022.

Note 3 - Revenue (continued)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $153 million at December 31, 2024.
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the years ended December 31, 2024 and 2023:

	2024	2023
Beginning balance, January 1	$144.5	$103.9
Additional unbilled revenue recognized	380.5	424.1
Less: amounts billed to customers	(384.2)	(383.5)
Ending balance	$140.8	$144.5
There were no impairment losses recorded on unbilled receivables for the years ended December 31, 2024 and 2023.
Deferred Revenue:
The following table contains a rollforward of deferred revenue for the years ended December 31, 2024 and 2023:

	2024	2023
Beginning balance, January 1	$45.4	$54.3
Acquisitions	0.7	1.4
Revenue (cash) received in advance	153.0	165.2
Less: revenue recognized	(157.7)	(175.5)
Ending balance	$41.4	$45.4

Note 4 - Segment Information
The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion.
Description of types of products and services from which each reportable segment derives its revenues:
The Company's reportable segments are product business units that serve customers in diverse industrial markets. Each reportable segment is managed to address specific customer needs in these diverse market segments.
The Engineered Bearings portfolio features bearings with precision tolerances, proprietary internal geometries and quality materials. Products include tapered, spherical, cylindrical, thrust, ball, plain, miniature, precision and housed unit bearings that deliver strong performance, consistency and reliability. The portfolio serves OEMs and end users in the following markets: industrial distribution, renewable energy, automotive, rail, aerospace, metals and mining, heavy truck, agriculture and turf, and construction. Beyond products sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled directly or through the Company's extensive network of authorized automotive and heavy truck distributors.
The Industrial Motion portfolio features products such as drives, breathers, seals, automatic lubrication systems, linear motion products, chain, belts, couplings, industrial clutches and brakes, and gears and gearboxes. The portfolio products and services are sold to OEMs and end users in markets that place heavy demands on operating equipment they make or use. This includes: industrial distribution, automation, agriculture and turf, services, marine, renewable energy, aerospace and construction. This segment also supports aftermarket sales through its global network of authorized industrial distributors and through the provision of services directly to end users. In addition, the Company’s industrial drivetrain services offer end users a broad portfolio of maintenance support and capabilities that include repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

Measurement of segment profit or loss and segment assets:
The Company's CODM is the President and Chief Executive Officer. The primary measurement used by the CODM to measure the financial performance of each segment is adjusted EBITDA. The Company's CODM evaluates financial performance and allocates resources based on return on capital and profitable growth. The CODM considers actual and budget results provided on a regular basis for both segment's profit measures when making decisions about allocating capital and personnel to the segments.
The Company adopted the new disclosure requirements under ASU 2023-07, which requires that the Company disclose significant segment expenses. The Company concluded that the significant segment expenses provided to the CODM are: (1) cost of products sold and (2) selling, general and administrative expenses. 2023 and 2022 have been revised to align with the new presentation guidance.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Note 4 - Segment Information (continued)
Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results for the year ended December 31, 2024:

	Engineered Bearings	Industrial Motion	Total
Net sales	$3,034.3	$1,538.7	$4,573.0
Cost of products sold(1)	(2,106.9)	(1,008.5)
Selling, general and administrative expenses(2)	(419.3)	(269.1)
Other segment items(3)	4.5	(0.1)
Depreciation and amortization(4)	95.6	45.5
Adjusted EBITDA for reportable segments	$608.2	$306.5	$914.7

Unallocated corporate expense			(69.9)
Impairment, restructuring and reorganization charges			(17.8)
Corporate pension and other postretirement benefit income			1.3
Acquisition-related charges			(13.0)
Tax indemnification and related items			1.1
Gain on divestitures and sale of certain assets			14.7
CEO succession expenses			(3.7)
Property losses and related expenses			(1.2)
Depreciation and amortization			(221.8)
Interest expense			(125.1)
Interest income			14.9
Income before income taxes			$494.2
Year ended December 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Net sales	$3,257.7	$1,511.3	$4,769.0
Cost of products sold(1)	(2,246.0)	(979.7)
Selling, general and administrative expenses(2)	(425.4)	(253.0)
Other segment items(3)	4.2	(0.1)
Depreciation and amortization(4)	92.1	41.3
Adjusted EBITDA for reportable segments	$682.6	$319.8	$1,002.4

Unallocated corporate expense			(62.7)
Impairment, restructuring and reorganization charges			(59.3)
Corporate pension and other postretirement benefit expense			(20.6)
Acquisition-related charges			(31.8)
Gain on divestitures and sale of certain assets			5.2
Depreciation and amortization			(201.3)
Interest expense			(110.7)
Interest income			9.3
Income before income taxes			$530.5

Note 4 - Segment Information (continued)
Year ended December 31, 2022:

	Engineered Bearings	Industrial Motion	Total
Net sales	$3,092.6	$1,404.1	$4,496.7
Cost of products sold(1)	(2,184.7)	(962.8)
Selling, general and administrative expenses(2)	(368.1)	(213.6)
Other segment items(3)	14.7	1.0
Depreciation and amortization(4)	84.0	35.0
Adjusted EBITDA for reportable segments	$638.5	$263.7	$902.2

Unallocated corporate expense			(46.3)
Impairment, restructuring and reorganization charges			(55.1)
Corporate pension and other postretirement benefit expense			(2.9)
Acquisition-related charges			(14.8)
Tax indemnification and related items			(0.3)
Gain on divestitures and sale of certain assets			2.9
Depreciation and amortization			(164.0)
Interest expense			(74.6)
Interest income			3.8
Income before income taxes			$550.9
(1) Cost of products sold exclude acquisition-related and reorganization charges, and property losses and related expenses.
(2) Selling, general, and administrative expenses exclude acquisition-related charges.
(3) Other segments items is Other (expense) income, net and exclude gain on divestitures and sale of certain assets, and tax indemnification and related items.
(4) Depreciation and amortization excludes acquisition intangible amortization and depreciation recognized in reorganization charges, if any.

The following tables provide additional segment financial information:

	2024	2023
Assets employed at year-end:
Engineered Bearings	$3,126.1	$3,296.8
Industrial Motion	2,822.6	2,744.5
Corporate (5)	462.3	500.4
	$6,411.0	$6,541.7
(5) Corporate assets include corporate buildings and cash and cash equivalents.

	2024	2023	2022
Capital expenditures:
Engineered Bearings	$120.3	$140.7	$143.8
Industrial Motion	49.1	46.2	33.2
Corporate	0.6	0.9	1.4
	$170.0	$187.8	$178.4
Depreciation and amortization:
Engineered Bearings	$108.6	$107.2	$87.6
Industrial Motion	111.6	92.7	74.8
Corporate	1.6	1.4	1.6
	$221.8	$201.3	$164.0

Note 4 - Segment Information (continued)
Geographic Financial Information:

	2024	2023
Property, Plant and Equipment, net:
United States	$470.0	$446.3
China	264.5	278.8
India	174.2	146.2
Rest of world	398.2	440.6
	$1,306.9	$1,311.9
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
Income before income taxes:

	2024	2023	2022
United States	$175.6	$173.8	$86.0
Non-United States	318.6	356.7	464.9
Income before income taxes	$494.2	$530.5	$550.9
The provision for income taxes consisted of the following:

	2024	2023	2022
Current:
Federal	$28.6	$10.4	$11.2
State and local	9.1	3.8	6.7
Foreign	116.5	119.9	119.6
	$154.2	$134.1	$137.5
Deferred:
Federal	$(6.6)	$(12.1)	$(7.8)
State and local	(2.7)	(1.5)	(0.3)
Foreign	(26.0)	2.0	4.5
	$(35.3)	$(11.6)	$(3.6)
United States and foreign tax provision on income	$118.9	$122.5	$133.9
The Company made net income tax payments of $183.5 million, $240.3 million and $120.6 million in 2024, 2023 and 2022, respectively. These income tax payments included $45.2 million and $55.2 million in 2024 and 2023, respectively, that were recorded in other paid-in capital related to sale of shares of Timken India Limited.
The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes:

	2024	2023	2022
Income tax at the U.S. federal statutory rate	$103.8	$111.4	$115.7
Adjustments:
State and local income taxes, net of federal tax benefit	4.9	5.3	5.3
Tax on foreign remittances and U.S. tax on foreign income	16.8	25.6	19.0
Tax expense related to undistributed earnings of foreign subsidiaries	1.3	15.0	1.0
Foreign losses without current tax benefits	6.1	7.7	3.1
Foreign earnings taxed at different rates including tax holidays	16.6	18.1	19.4
U.S. foreign tax credit	(21.1)	(55.8)	(15.2)
Effect of cross-border tax laws	(5.2)	(10.3)	(3.9)
Accruals and settlements related to tax audits	(6.7)	(3.2)	(9.5)
Other items, net	2.4	8.7	(1.0)
Provision for income taxes	$118.9	$122.5	$133.9
Effective income tax rate	24.1%	23.1%	24.3%

Note 5 - Income Taxes (continued)
The Company recognized $55.8 million of tax benefits for U.S. foreign tax credit utilization primarily from acquisition integration structuring for the year ended December 31, 2023.
There has been no change in the Company’s assertion about its permanent reinvestment in undistributed foreign earnings. The Company recorded $1.3 million and $15.0 million of income tax expense related to foreign withholding taxes on planned one-time distributions for the years ended December 31, 2024 and 2023, respectively. No additional deferred taxes have been recorded for any other outside basis differences as these amounts continue to be indefinitely reinvested in foreign operations. The amounts of undistributed foreign earnings were $1,834.6 million and $1,608.8 million at December 31, 2024 and December 31, 2023, respectively. It is not practicable to calculate the additional taxes that might be payable on such unremitted earnings due to the variety of circumstances and tax laws applicable at the time of distribution.
The Organization for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% applied on a country-by-country basis for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While the United States has not enacted legislation to adopt Pillar 2, and it is uncertain if it will do so in the future, certain countries in which the Company operates have enacted such legislation, and other countries are in the process of doing so. The enactment of Pillar 2 was not material to the Company’s results of operations and financial condition.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2024 and 2023 was as follows:

	2024	2023
Deferred tax assets:
Accrued postretirement benefits cost	$7.9	$8.0
Accrued pension cost	39.3	44.1
Other employee benefit accruals	10.7	14.3
Tax loss and credit carryforwards	89.1	84.9
Other, net	75.9	58.3
Valuation allowances	(48.7)	(39.3)
	$174.2	$170.3
Deferred tax liabilities - principally depreciation and amortization	(308.2)	(312.5)
Net deferred tax liabilities	$(134.0)	$(142.2)
The Company has U.S. federal and state tax credit and loss carryforwards with tax benefits totaling $23.3 million, portions of which will expire in 2024 and continue until 2043. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $64.5 million, portions of which will expire in 2025 while others will be carried forward indefinitely. The Company has provided valuation allowances of $47.9 million against certain of these carryforwards and $0.8 million against other deferred tax assets. A majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law for which deferred taxes have been recorded.
As of December 31, 2024, the Company had $35.8 million of total gross unrecognized tax benefits, $24.4 million of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2024, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $9 million during the next 12 months. The potential decrease would primarily be driven by settlements with tax authorities and the expiration of various applicable statutes of limitation. As of December 31, 2024, the Company had accrued $11.8 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

Note 5 - Income Taxes (continued)
As of December 31, 2023, the Company had $34.2 million of total gross unrecognized tax benefits, $24.2 million of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2023, the Company believed it was reasonably possible that the amount of unrecognized tax positions could decrease by approximately $5 million during the next 12 months. The potential decrease would primarily be driven by settlements with tax authorities and the expiration of various applicable statutes of limitation. As of December 31, 2023, the Company had accrued $11.8 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
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
The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Beginning balance, January 1	$34.2	$26.0	$36.1
Tax positions related to the current year:
Additions	4.2	7.0	0.6
Tax positions related to prior years:
Additions	4.5	9.6	4.0
Reductions	(1.6)	(4.7)	(4.7)
Settlements with tax authorities	(0.1)	(0.4)	(1.9)
Lapses in statutes of limitation	(5.4)	(3.3)	(8.1)
Ending balance, December 31	$35.8	$34.2	$26.0
During 2024, gross unrecognized tax benefits increased primarily for accruals related to prior year tax matters in multiple jurisdictions related to acquisitions and non-deductible expenses. These increases were partially offset by releases of accruals related to closing agreements and lapses in statute of limitations.
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
As of December 31, 2024, the Company is subject to examination by the IRS for tax years 2019 to the present. The Company also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2017 to the present, as well as various foreign tax jurisdictions, including Mexico, China, Poland, France, India, Italy, Romania, Germany, Spain and Slovakia for tax years as early as 2003 to the present. The Company’s unrecognized tax benefits are presented on the Consolidated Balance Sheets as a component of other non-current liabilities, or in certain instances, as a reduction to deferred income taxes.

Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Numerator:
Net income attributable to The Timken Company	$352.7	$394.1	$407.4
Denominator:
Weighted average number of shares outstanding - basic	70,198,067	71,377,656	73,602,247
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	552,415	704,228	721,592
Weighted average number of shares outstanding, assuming dilution of stock options and awards	70,750,482	72,081,884	74,323,839
Basic earnings per share	$5.02	$5.52	$5.54
Diluted earnings per share	$4.99	$5.47	$5.48
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during 2024, 2023 and 2022.
Note 7 - Inventories
The components of inventories at December 31, 2024 and 2023 were as follows:

	2024	2023
Manufacturing supplies	$42.8	$41.9
Raw materials	155.2	145.6
Work in process	476.0	496.1
Finished products	595.0	619.2
Subtotal	$1,269.0	$1,302.8
Allowance for surplus and obsolete inventory	(73.4)	(73.7)
Total Inventories, net	$1,195.6	$1,229.1
Inventories at December 31, 2024 valued on the FIFO cost method were 59% and the remaining 41% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $257.2 million and $232.1 million greater at December 31, 2024 and 2023, respectively. The Company recognized an increase in its LIFO reserve of $25.1 million during 2024, compared to a decrease in its LIFO reserve of $3.3 million during 2023.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2024 and 2023 were as follows:

	2024	2023
Land and buildings	$673.6	$679.9
Machinery and equipment	2,439.4	2,483.4
Subtotal	$3,113.0	$3,163.3
Less: accumulated depreciation	(1,806.1)	(1,851.4)
Property, Plant and Equipment, net	$1,306.9	$1,311.9
Total depreciation expense was $136.3 million, $129.0 million and $113.4 million in 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023, $21.4 million and $22.9 million of property, plant and equipment was included in accounts payable, trade and were paid subsequent to year-end. The Consolidated Statements of Cash Flows were adjusted accordingly.
On September 30, 2024, the Company completed the sale of its former bearing plant in Gaffney, South Carolina. The Company received $16.0 million in cash proceeds for the Gaffney plant and recognized a pretax gain of $13.8 million on the sale. The gain was reflected in gain on sale of real estate in the Consolidated Statements of Income.
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
During the first quarter of 2023, the Company reviewed goodwill for impairment for its reporting units due to the change in segment reporting that went into effect January 1, 2023. The Company utilizes both an income approach and a market approach in testing goodwill for impairment. The Company utilized updated forecasts for the income approach as part of the goodwill impairment review. Based on the earnings and cash flow forecasts for the Belts and Chain reporting unit within the Industrial Motion segment, the Company determined that the reporting unit could not support the carrying value of its goodwill. As a result, the Company recorded a pretax impairment loss of $28.3 million during the first quarter of 2023, which was reported in impairment and restructuring charges on the Consolidated Statement of Income. During the fourth quarter of 2024, the Company recorded an additional goodwill impairment loss of $1.5 million for the Belts and Chain reporting unit, bringing their goodwill balance to zero. This impairment loss is reported in impairment and restructuring charges on the Consolidated Statements of Income.
Changes in the carrying value of goodwill were as follows:
Year ended December 31, 2024:

	Engineered Bearings	Industrial Motion	Total
Beginning Balance	$692.3	$677.3	$1,369.6
Acquisitions	—	61.4	61.4
Measurement period adjustments related to 2023 acquisitions	6.0	0.4	6.4
Impairment loss	—	(1.5)	(1.5)
Foreign currency translation adjustments and other changes	(6.3)	(46.3)	(52.6)
Ending Balance	$692.0	$691.3	$1,383.3

Note 9 - Goodwill and Other Intangible Assets (continued)
The acquisition of CGI added goodwill of $61.4 million in 2024. Goodwill arising from this acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining the companies. The goodwill related to CGI is not deductible for tax purposes.

Year ended December 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Beginning Balance	$679.8	$418.5	$1,098.3
Acquisitions	13.2	272.4	285.6
Impairment loss	—	(28.3)	(28.3)
Foreign currency translation adjustments and other changes	(0.7)	14.7	14.0
Ending Balance	$692.3	$677.3	$1,369.6
The acquisitions of Lagersmit, iMECH, Rosa, Des-Case, Nadella and ARB added goodwill of $58.5 million, $12.8 million, $6.5 million, $78.9 million, $128.5 million and $0.4 million, respectively, in 2023. Goodwill arising from these acquisitions is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining the companies. The goodwill related to iMECH and ARB is deductible for tax purposes and will be amortized over 15 years. For the other 2023 acquisitions, goodwill is not deductible for tax purposes.
No material goodwill impairment losses were recorded in 2022.
Intangible Assets:
The following table displays intangible assets as of December 31, 2024 and 2023:

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$805.7	$(262.9)	$542.8	$776.5	$(222.8)	$553.7
Technology and know-how	369.6	(120.4)	249.2	343.3	(100.9)	242.4
Trade names	107.5	(16.9)	90.6	71.3	(11.2)	60.1
Capitalized Software	302.8	(276.1)	26.7	299.5	(272.8)	26.7
Other	11.0	(9.8)	1.2	10.8	(8.7)	2.1
	$1,596.6	$(686.1)	$910.5	$1,501.4	$(616.4)	$885.0
Intangible assets not subject to amortization:
Trade names	$87.3		$87.3	$137.7		$137.7
FAA air agency certificates	8.7		8.7	8.7		8.7
	$96.0		$96.0	$146.4		$146.4
Total intangible assets	$1,692.6	$(686.1)	$1,006.5	$1,647.8	$(616.4)	$1,031.4
Intangible assets acquired in 2024 totaled $100.4 million. The intangible assets subject to amortization were assigned useful lives of 15 to 18 years and had a weighted-average amortization of 16.8 years.
Amortization expense for intangible assets was $85.5 million, $72.3 million and $50.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense for intangible assets is estimated to be approximately $82 million in 2025, $80 million in 2026, $77 million in 2027, $74 million in 2028 and $71 million in 2029.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of December 31, 2024 and 2023:

(Dollars in millions)
	2024	2023
Sales rebates	$69.2	$79.0
Deferred revenue	41.4	45.4
Operating lease liabilities	32.0	25.9
Product warranty	18.0	15.2
Freight and duties	14.3	13.4
Current derivative liability	10.4	11.4
Taxes other than income and payroll taxes	25.8	17.8
Professional fees	11.5	12.5
Interest	25.3	16.4
Restructuring	3.7	5.8
Other	67.6	74.3
Total other current liabilities	$319.2	$317.1

Note 11 - Leasing
The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.
Lease expense for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Operating lease expense	$32.7	$33.5	$30.3
Amortization of right-of-use assets on finance leases	3.0	2.2	1.7
Total lease expense	$35.7	$35.7	$32.0
Cash flows from operating and financing leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35.7	$33.6	$30.1
Financing cash flows from finance leases	2.8	2.1	1.2
The following tables present the impact of leasing on the Consolidated Balance Sheets at December 31, 2024 and 2023:

Operating Leases	2024	2023
Lease assets:
Operating lease assets	$130.6	$119.7
Lease liabilities:
Short-term operating lease liabilities	$32.0	$25.9
Long-term operating lease liabilities	84.0	78.7
Total operating lease liabilities	$116.0	$104.6
Short-term operating lease liabilities at December 31, 2024 and 2023 are included in other current liabilities on the Consolidated Balance Sheets.

Finance Leases	2024	2023
Lease assets:
Property, plant and equipment, net	$8.4	$8.9
Lease liabilities:
Current portion of long-term debt	$2.7	$2.4
Long-term debt	6.1	6.1
Total finance lease liabilities	$8.8	$8.5

Note 11 - Leasing (continued)
Future minimum lease payments under non-cancellable leases at December 31, 2024 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2025	$36.2	$2.9
2026	28.5	2.5
2027	22.5	1.7
2028	17.0	0.9
2029	13.2	0.5
Thereafter	12.1	1.0
Total future minimum lease payments	$129.5	$9.5
Less: imputed interest	(13.5)	(0.7)
Total	$116.0	$8.8
The following tables present lease assets added for the periods ended December 31, 2024 and 2023:

	2024	2023
Lease assets added in the period:
Operating leases	$36.0	$23.3
Finance leases	3.9	7.9
The following tables present other information related to leases at December 31, 2024 and 2023:

	2024	2023
Weighted-average remaining lease term:
Operating leases	4.6 years	5.3 years
Finance leases	4.3 years	5.1 years
Weighted-average discount rate:
Operating leases	4.65%	4.20%
Finance leases	4.87%	4.24%

Note 12 - Financing Arrangements
Short-term debt as of December 31, 2024 and 2023 was as follows:

	2024	2023
Variable-rate Term Loan(1), originally due to mature on August 16, 2024; redeemed on May 29, 2024.	$—	$220.8
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 3.36% to 3.95% at December 31, 2024 and 4.35% to 7.33% at December 31, 2023	8.7	25.4
Short-term debt	$8.7	$246.2
On August 16, 2023, the Company entered into a €200 million variable-rate term loan ("2024 Term Loan"), maturing on August 16, 2024. The Company repaid the 2024 Term Loan during the second quarter of 2024.
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings, with most of these lines of credit being uncommitted. At December 31, 2024, the Company’s foreign subsidiaries had borrowings outstanding of $8.7 million and bank guarantees of $1.6 million. The weighted-average interest rate on these lines of credit during the year were 4.19%, 4.24% and 1.40% in 2024, 2023 and 2022, respectively. The weighted-average interest rate on lines of credit outstanding at December 31, 2024 and 2023 was 3.58% and 4.81%, respectively.
Long-term debt as of December 31, 2024 and 2023 was as follows:

	2024	2023
Variable-rate Senior Credit Facility with an average interest rate on U.S. Dollar of 6.48% and Euro of 4.85% at December 31, 2023	$—	$247.4
Variable-rate Accounts Receivable Facility, with an interest rate of 6.42% at December 31, 2023	—	67.0
Fixed-rate Senior Unsecured Notes(1), originally due to mature on September 1, 2024; redeemed on June 24, 2024	—	350.0
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	155.3	165.5
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 5.58% at December 31, 2024 and of 6.58% at December 31, 2023	369.6	399.3
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.8	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	398.1	397.7
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.13%	345.1	343.7
Fixed-rate Euro Senior Unsecured Notes(1), maturing on May 23, 2034, with an interest rate of 4.13%	609.7	—
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	10.6	12.7
Other	10.8	11.6
Total debt	$2,054.0	$2,149.7
Less current maturities	4.3	359.4
Long-term debt	$2,049.7	$1,790.3
(1) Net of discount and fees

Note 12 - Financing Arrangements (continued)
The Company renewed the Accounts Receivable Facility on December 6, 2023. The $100.0 million Accounts Receivable Facility matures on November 30, 2026. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $93.9 million at December 31, 2024. As of December 31, 2024, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The interest rate was 5.67%, 6.42% and 5.01% at December 31, 2024, 2023 and 2022, respectively.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of a $750.0 million Senior Credit Facility and $400.0 million 2027 Term Loan, both of which mature on December 5, 2027. The Credit Agreement amended and restated the Company's previous revolving credit agreement that was set to mature on June 25, 2024, and replaced a $350.0 million term loan that was set to mature on September 11, 2023. The interest rates under the Credit Agreement are based on SOFR. At December 31, 2024, the Senior Credit Facility had no outstanding borrowings. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio.
On May 23, 2024, the Company issued the 2034 Notes in the aggregate principal amount of €600 million with an interest rate of 4.13%, maturing on May 23, 2034. Proceeds from the 2034 Notes were used for the redemption of the Company's outstanding 2024 Notes in the aggregate principal amount of $350 million, that were due to mature on September 1, 2024, as well as the repayment of other debt outstanding at the time of issuance.
On March 28, 2022, the Company issued the 2032 Notes in the aggregate principal amount of $350.0 million with an interest rate of 4.13%, maturing on April 1, 2032. Proceeds from the 2032 Notes were used for general corporate purposes, which included the repayment of borrowings under the Company's previous senior credit facility and Accounts Receivable Facility at the time of issuance.
At December 31, 2024, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2024, outstanding letters of credit totaled $55.7 million, primarily having expiration dates within 12 months.
The maturities of long-term debt (including $8.8 million of finance leases) for the years subsequent to December 31, 2024 are as follows:

Year
2025	$4.3
2026	54.1
2027	513.4
2028	522.3
2029	1.6
Thereafter	977.2
Interest paid was $113.2 million in 2024, $108.8 million in 2023 and $72.5 million in 2022. This differs from interest expense due to the timing of payments, the amortization of deferred financing fees and interest capitalized of $1.0 million in 2024, $0.2 million in 2023 and $1.0 million in 2022.

Note 13 - Supply Chain Financing
The Company has entered into a supplier finance program with two different financial institutions where suppliers may receive early payment from the financial institutions on invoices issued to the Company. The Company and each financial institution entered into arrangements providing for the Company to pay the financial institution per the terms of any supplier invoice paid early under the program and to pay an annual fee for the supplier finance platform subscription and related support. The Company or the financial institutions may terminate participation in the program with 90 days’ written notice. The supplier finance programs are unsecured and are not guaranteed by the Company. The financial institutions enter into separate arrangements with suppliers directly to participate in the program. The Company does not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institutions. The supplier invoice terms under the program typically require payment in full within 90 days of the invoice date.
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the twelve months ended December 31, 2024 and December 31, 2023:

	2024	2023
Confirmed obligations outstanding, January 1	$21.3	$14.4
Invoices confirmed	105.0	97.1
Confirmed invoices paid	(109.6)	(90.2)
Confirmed obligations outstanding, ending balance	$16.7	$21.3
The obligations outstanding at December 31, 2024 and December 31, 2023 were included in accounts payable, trade on the Consolidated Balance Sheet.

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

On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy, LLC ("Lovejoy") a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 12 unrelated parties, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”). The Company acquired Lovejoy in 2016. Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, including, but not limited to, a release or threatened release on or from Lovejoy's property at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site were settled or dismissed prior to our acquisition of Lovejoy.

In addition, governmental authorities in the United States and the European Union are increasingly focused on regulating PFAS. PFAS regulations are applicable to portions of the Company's products, and conditions may develop, arise or be discovered that create environmental compliance or remediation liabilities at certain of its facilities.
The Company had total environmental accruals of $4.8 million and $4.7 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2024 and 2023, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.
Legal Matter:
On June 11, 2024, the Company's subsidiary in India, TIL, received a government order claiming damages (penalties and interest) totaling approximately $12.4 million. The order relates to the closure of TIL’s retirement trust for employees and subsequent transfer of trust assets to the government-administered Employees’ Provident Fund Organization ("EFPO"). The order alleges that the surrender of trust assets did not follow applicable EFPO timing guidelines. TIL believes it fully complied with EFPO requirements and guidelines under the circumstances. TIL is disputing the merits of the order and has filed an appeal with the high court in India having jurisdiction over the matter. Management believes that relief will be provided to TIL once the matter is fully adjudicated; accordingly, no liability has been recorded. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe that the final resolution will have a material effect on the Company's consolidated financial position or liquidity; however, the effect of any future outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Note 14 - Contingencies (continued)
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
The following is a rollforward of the consolidated product warranty accrual at December 31, 2024 and 2023:

	2024	2023
Beginning balance, January 1	$15.2	$23.5
Expense	9.4	5.9
Payments	(6.6)	(14.2)
Ending balance	$18.0	$15.2
The product warranty accrual at December 31, 2024 and 2023 is included in other current liabilities on the Consolidated Balance Sheets.

Note 15 - Stock Compensation
Under its long-term incentive plan, the Company's common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors or its designees, to officers, directors and other key employees. Grants can take the form of performance- or time-based restricted stock units, deferred shares and stock options. A summary of the awards granted in 2024 is presented below:

	Expected to be Settled in Equity	Expected to be Settled in Cash	Total Awards Granted
Performance-based restricted stock units	233,895	7,085	240,980
Time-based restricted stock units	171,130	4,730	175,860
Deferred shares	30,100	—	30,100
Performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and cliff vest three years from the date of grant. Time-based restricted stock units generally vest in 25% increments annually beginning on the first anniversary of the grant. Deferred shares generally cliff vest in a range of two to five years from the date of grant. For time-based restricted stock units that are expected to settle in cash, the Company had $2.1 million and $2.0 million accrued in salaries, wages and benefits as of December 31, 2024 and 2023, respectively, on the Consolidated Balance Sheets.

Note 15 - Stock Compensation (continued)
A summary of stock award activity, including performance-based restricted stock units, time-based restricted stock units and deferred shares that will settle in common shares for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	869,386	$75.00
Granted - new awards	435,125	81.23
Adjusted for performance results achieved (1)	71,092	74.70
Vested	(366,427)	72.84
Canceled or expired	(27,166)	79.38
Outstanding - end of year	982,010	$78.43

(1) Adjustments for the number of shares vested under the 2021 performance-based restricted stock unit awards at the end of the three-year period ended December 31, 2023 being higher than the target number of shares.

The Company distributed shares totaling 366,427 in 2024, 376,261 in 2023 and 386,594 in 2022 due to the vesting of stock awards. The grant date fair value of these vested shares was $26.7 million, $20.8 million and $18.7 million, respectively. The Company recognized compensation expense of $25.9 million, $30.5 million and $29.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, relating to performance-based restricted stock units, time-based restricted stock units, deferred shares and restricted shares.
As of December 31, 2024, the Company had unrecognized compensation expense of $31.8 million related to unvested stock awards, which is expected to be recognized over a total weighted-average period of two years.
In addition to performance-based restricted stock units, time-based restricted stock units and deferred shares, the Company has granted stock option awards to officers and key employees. Stock options typically have a ten-year term and generally vest in 25% increments beginning annually on the first anniversary date of grant.
During 2024, the Company recognized no stock-based compensation expense for stock options awards. During 2023 and 2022, the Company recognized stock-based compensation expense of $0.1 million and $1.1 million, respectively, for stock option awards.
Beginning in 2020, the Company discontinued the use of nonqualified stock options. As such, there were no stock option awards granted in 2024, 2023 or 2022.

A summary of stock option award activity for the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	386,617	$42.69
Exercised	(128,888)	43.00
Outstanding - end of year	257,729	$42.53	4 years	$7.4
As of December 31, 2024, there were 257,729 stock options outstanding. All of these options are fully vested and are exercisable at December 31, 2024.
The total intrinsic value of stock option awards exercised during the years ended December 31, 2024, 2023 and 2022 was $5.8 million, $22.2 million and $7.3 million, respectively. Net cash proceeds from the exercise of stock option awards were $5.6 million, $21.8 million and $8.5 million, respectively.
There were 5.8 million shares available for future grants for all plans at December 31, 2024.

Note 16 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:
Year ended December 31, 2024:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$2.0	$1.5	$3.5
Severance and related benefit costs	2.6	5.0	7.6
Exit costs	2.0	0.3	2.3
Total	$6.6	$6.8	$13.4
Year ended December 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$4.9	$28.3	$33.2
Severance and related benefit costs	5.5	5.6	11.1
Exit costs	0.9	0.3	1.2
Total	$11.3	$34.2	$45.5
Year ended December 31, 2022:

	Engineered Bearings	Industrial Motion	Total
Impairment charges	$9.0	$29.3	$38.3
Severance and related benefit costs	2.7	1.5	4.2
Exit costs	1.4	0.2	1.6
Total	$13.1	$31.0	$44.1
The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Engineered Bearings:
On January 16, 2023, the Company announced the closure of its bearing plant in Gaffney, South Carolina. The facility ceased operations at the end of the fourth quarter of 2023 and affected approximately 225 employees. The Company transferred its operations to other bearing manufacturing facilities. During 2024, the Company recorded severance and related benefits of $0.2 million and exit costs of $1.7 million related to this closure. During 2023, the Company recorded severance and related benefits of $3.6 million and exit costs of $0.6 million related to this closure. During 2022, the Company recorded severance and related benefits of $0.9 million related to this closure. The Company incurred cumulative pretax costs related to this closure of $16.8 million as of December 31, 2024, including rationalization costs recorded in cost of products sold.
During 2024, the Company recorded impairment charges of $2.0 million related to certain engineering-related assets used in the business. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.
As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended its operations in Russia in 2022. During the year ended December 31, 2023, the Company recorded impairment charges of $3.9 million related to certain assets of its Russian JV. During the year ended December 31, 2022, the Company recorded impairment charges of $9.0 million related to certain assets of its Russian JV. During the fourth quarter of 2023, after evaluating various plans for the Russian JV and the Company's ability to control and influence the joint venture, the Company concluded it should deconsolidate its Russian JV and wrote-down the remaining investment of $4.7 million to zero.

Note 16 - Impairment and Restructuring Charges (continued)
During the year ended December 31, 2023 the Company classified TWB as assets held for sale and recorded impairment charges of $1.0 million. The Company subsequently completed the sale of TWB on October 16, 2023.
On July 19, 2021, the Company announced the closure of its bearing manufacturing facility in Villa Carcina, Italy. The Company transferred the manufacturing of its single-row tapered roller bearing production to other bearing facilities. The Company completed the closure of the facility on October 31, 2022, and it affected approximately 110 employees. During 2022, the Company recorded severance and related benefits of $1.4 million and exit costs of $1.6 million related to this closure. The exit costs recognized in 2022 primarily related to environmental remediation. The Company incurred cumulative pretax costs related to this closure of $9.9 million as of December 31, 2022, including rationalization costs recorded in cost of products sold. On November 1, 2022, the Company completed the sale of this facility and recognized a pretax gain of $3.6 million.
Industrial Motion:
On December 6, 2024, the Company announced a reduction in force for its belts manufacturing facility in Springfield, Missouri. The reorganization of this facility is expected to affect approximately 100 employees and be completed during the first half of 2026. On November 30, 2023, the Company announced the closure of its belts manufacturing facility in Fort Scott, Kansas. The Company expects to transfer its operations to other belts manufacturing facilities. The closure of this facility is expected to occur by the end of the second quarter of 2025 and is expected to affect approximately 155 employees. The Company expects to incur approximately $12 million to $14 million of pretax costs in total related to the closure of the Fort Scott facility and the reorganization of the Springfield facility. During the twelve months ended December 31, 2024, the Company recorded severance and related benefits of $2.5 million, related to the closure and reorganization. The Company has incurred cumulative pretax costs related to this closure of $6.8 million as of December 31, 2024, including rationalization costs recorded in cost of products sold.
During 2022, the Company announced certain organizational changes, which included the appointment of executive leaders for its Engineered Bearings and Industrial Motion product groups. After evaluating the impact from the organizational changes and related segmentation implications through the balance of 2022, the Company concluded that it would begin operating under two new reportable segments, Engineered Bearings and Industrial Motion, effective January 1, 2023. In conjunction with this change in segmented results, the Company reallocated its goodwill to new reporting units under these two segments. In addition, the Company was required to review goodwill for impairment under these new reporting units. As a result of this goodwill impairment review, the Company recognized a pretax goodwill impairment loss of $28.3 million during the three months ended March 31, 2023 for its Belts and Chain reporting unit. In 2024, the Company recognized a pretax goodwill impairment loss of $1.5 million for its Belts and Chain reporting unit.
In 2022, the Company classified the Timken Aerospace Drives Systems, LLC ("ADS") business as assets held for sale and recorded impairment charges of $29.3 million. The Company subsequently completed the sale of the ADS business on November 1, 2022.
During the year ended December 31, 2023, the Company recorded severance and related benefits of $2.2 million related to one of its automatic lubrication systems facilities in Europe and $1.5 million related to its gear drive manufacturing facility in Europe to align current employment levels with current demand.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31, 2024 and 2023:

	2024	2023
Beginning balance, January 1	$5.8	$3.1
Expense	9.9	12.3
Payments	(12.0)	(9.6)
Ending balance, December 31	$3.7	$5.8
The restructuring accrual at December 31, 2024 and 2023 is included in other current liabilities on the Consolidated Balance Sheets.

Note 17 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans generally are noncontributory. Pension benefits earned generally are based on years of service and compensation during active employment. The cash contributions and payments for the Company’s defined benefit pension plans were $24.6 million, $27.1 million and $11.2 million in 2024, 2023 and 2022, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$0.7	$0.8	$6.9	$1.9	$1.6	$1.6
Interest cost	17.1	17.9	17.7	10.2	10.4	5.7
Expected return on plan assets	(7.6)	(8.5)	(18.9)	(9.6)	(10.4)	(9.3)
Amortization of prior service cost	0.1	0.2	1.2	0.2	0.2	0.1
Recognition of net actuarial (gains) losses	(1.3)	9.2	22.6	0.6	12.4	(6.6)
Curtailment gain	—	—	—	(0.1)	—	—
Net periodic benefit cost (credit)	$9.0	$19.6	$29.5	$3.2	$14.2	$(8.5)

Assumptions	2024	2023	2022
U.S. Plans:
Discount rate	5.37% to 5.53%	5.62% to 5.74%	3.03% to 4.95%
Future compensation assumption	3.25%	2.50% to 3.50%	2.50% to 3.50%
Expected long-term return on plan assets	2.09% to 4.67%	4.31% to 4.91%	4.35% to 5.65%
International Plans:
Discount rate	3.15% to 11.70%	3.70% to 10.70%	1.00% to 9.50%
Future compensation assumption	3.00% to 8.00%	2.80% to 8.00%	2.10% to 8.00%
Expected long-term return on plan assets	2.50% to 8.90%	2.50% to 8.90%	2.00% to 8.90%
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2024	2023
U.S. Plans:
Discount rate	5.78% to 5.84%	5.37% to 5.53%
Future compensation assumption	3.00%	3.25%
International Plans:
Discount rate	3.35% to 11.40%	3.15% to 11.70%
Future compensation assumption	2.62% to 8.00%	3.00% to 8.00%

Note 17 - Retirement Benefit Plans (continued)
The Company recognized actuarial gains of $0.7 million during 2024 primarily due to the impact of a net increase in the discount rate used to measure its defined benefit pension obligations of $28.7 million, partially offset by lower than expected returns on plan assets of $26.8 million and experience losses of $1.2 million. The impact of the net increase in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 95 basis point increase in the discount rate used to measure its U.K. plan obligations, which increased from 4.48% in 2023 to 5.43% in 2024, and a 43 basis point increase in the weighted-average discount rate used to measure its U.S. plan obligations, which increased from 5.40% in 2023 to 5.83% in 2024.
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
For expense purposes in 2024, the Company applied a weighted-average discount rate of 5.40% to its U.S. defined benefit pension plans. For expense purposes in 2025, the Company will apply a weighted-average discount rate of 5.83% to its U.S. defined benefit pension plans.
For expense purposes in 2024, the Company applied a weighted-average expected rate of return of 3.94% for the Company’s U.S. pension plan assets. For expense purposes in 2025, the Company will apply a weighted-average expected rate of return on plan assets of 4.30%.

Note 17 - Retirement Benefit Plans (continued)
The following tables set forth the change in the benefit obligation and plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans as of December 31, 2024 and 2023:

	U.S. Plans		International Plans
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$333.2	$335.3	$242.3	$218.1
Service cost	0.7	0.8	1.9	1.6
Interest cost	17.1	17.9	10.2	10.4
Plan amendments	—	—	0.3	—
Actuarial (gains) losses	(12.6)	10.8	(14.9)	10.8
International plan exchange rate change	—	—	(6.9)	10.4
Curtailments	—	—	(0.1)	—
Benefits paid	(21.0)	(31.6)	(15.0)	(14.7)
Acquisitions	—	—	—	3.9
Other	—	—	0.4	1.8
Benefit obligation at end of year	$317.4	$333.2	$218.2	$242.3

Change in plan assets:
Fair value of plan assets at beginning of year	$199.2	$201.6	$196.8	$185.5
Actual return on plan assets	(3.7)	10.1	(5.9)	8.8
Company contributions / payments	20.5	19.1	4.1	8.0
International plan exchange rate change	—	—	(4.1)	9.2
Benefits paid	(21.0)	(31.6)	(15.0)	(14.7)
Fair value of plan assets at end of year	195.0	199.2	175.9	196.8
Funded status at end of year	$(122.4)	$(134.0)	$(42.3)	$(45.5)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(4.9)	$(4.8)	$(2.1)	$(2.4)
Non-current liabilities	(117.5)	(129.2)	(40.2)	(43.1)
	$(122.4)	$(134.0)	$(42.3)	$(45.5)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost	$—	$0.1	$3.6	$3.6
Accumulated other comprehensive loss	$—	$0.1	$3.6	$3.6

Changes in prior service cost recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$0.1	$0.3	$3.6	$3.6
Prior service cost	—	—	0.3	—
Recognized prior service cost	(0.1)	(0.2)	(0.2)	(0.2)
Foreign currency impact	—	—	(0.1)	0.2
Total recognized in accumulated other comprehensive loss at December 31	$—	$0.1	$3.6	$3.6
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 17 - Retirement Benefit Plans (continued)
No defined benefit pension plans were overfunded as of December 31, 2024 and 2023. The current portion of accrued pension benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $7.0 million and $7.2 million at December 31, 2024 and 2023, respectively. In 2024, the current portion of accrued pension benefits relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
The four largest defined benefit pension plans, covering certain employees in the United States and U.K., represent 83% of the Company's projected benefit obligation at December 31, 2024 and 2023. These defined benefit pension plans are closed to new entrants and benefits have been frozen for three of these plans.
The projected benefit obligation at December 31, 2024 exceeded the market value of plan assets for most of the Company's pension plans. For these plans, the projected benefit obligation was $534.9 million, the accumulated benefit obligation was $527.6 million and the fair value of plan assets was $370.3 million at December 31, 2024. The accumulated benefit obligation at December 31, 2024 exceeded the market value of plan assets for most of the Company’s pension plans. For these plans, the projected benefit obligation was $526.3 million, the accumulated benefit obligation was $521.4 million and the fair value of plan assets was $361.9 million at December 31, 2024.
The total accumulated benefit obligation for all plans was $528.0 million and $567.0 million at December 31, 2024 and 2023, respectively.
Investment performance decreased the value of the Company’s pension assets by 1.4% in 2024 largely due to increases in bond rates.
As of December 31, 2024, 2023 and 2022, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.
Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2024 and 2023, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2024	2023
Equity securities	10%	to	14%	13%	13%
Fixed income securities	78%	to	90%	83%	84%
Other investments	2%	to	6%	4%	3%
Total				100%	100%
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
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$14.0	$—	$—	$14.0	$28.0	$—	$—	$28.0
Government and agency securities	8.0	—	—	8.0	9.0	—	—	9.0
Equity securities - U.S. companies	0.1	—	—	0.1	0.1	—	—	0.1
Common collective funds - fixed income	—	—	—	—	31.0	—	—	31.0
Mutual funds - fixed income	28.8	—	—	28.8	30.5	—	—	30.5
	$50.9	$—	$—	$50.9	$98.6	$—	$—	$98.6
Investments measured at net asset value:
Common collective funds - international equities				47.3				45.8
Common collective funds - fixed income				132.2				166.1
Limited partnerships				4.2				5.4
Real estate partnerships				2.3				3.5
Other liability-driven investments				109.1				51.6
Other assets				24.9				25.0
Total Assets				$370.9				$396.0
International investments measured at net asset value totaled $173.5 million and $164.0 million at December 31, 2024 and 2023, respectively.
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
Cash Flows:

Employer Contributions to Defined Benefit Plans
2023	$27.1
2024	24.6
2025 (estimated)	37.6

Estimated future benefit payments, including estimated lump sum distributions, are expected to be as follows:

Benefit Payments
2025	$56.4
2026	48.5
2027	44.2
2028	42.6
2029	41.7
2030-2034	211.3

U.K. Pension Plan
In January 2025, the Company entered into an insurance buy-in contract for its pension obligation for its U.K. defined benefit pension plan which was funded from existing pension plan assets without any adjustment to the benefit obligation. In addition, the Company contributed £6 million towards this insurance buy-in contract. The insurance buy-in contract will be classified as “Annuity Contracts” since the insurance buy-in contract is similar to an annuity contract. The insurance buy-in contract matches cash flows with future benefit payments for participants as of the contract date with the obligation remaining with the plan.

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company made contributions to its defined contribution plans of $32.1 million, $35.6 million and $29.4 million in 2024, 2023 and 2022, respectively.

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
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2024	2023	2022
Components of net periodic credit:
Service cost	$0.1	$0.1	$0.2
Interest cost	1.7	1.9	1.4
Amortization of prior service credit	(8.2)	(8.3)	(10.1)
Recognition of net actuarial gains	(0.5)	(1.0)	(13.1)
Net periodic credit	$(6.9)	$(7.3)	$(21.6)

Assumptions:	2024	2023	2022
Discount rate	5.55%	5.75%	2.99%
The following table summarizes assumptions used to measure the benefit obligation for the other postretirement benefit plans at December 31:

Assumptions:	2024	2023
Discount rate	5.83%	5.55%
The Company recognized actuarial gains of $0.5 million during 2024 primarily due to lower than expected benefit payments of $2.0 million, the impact of experience gains of $1.2 million and $0.6 million due to the impact of a 28 basis point increase in the discount rate used to measure the Company's defined benefit postretirement obligations. The discount rate increased from 5.55% in 2023 to 5.83% in 2024. These actuarial gains were partially offset by actuarial losses of $3.1 million due to the impact of an increase in the rate of Medicare Advantage plans and $0.2 million due to changes in other actuarial assumptions.
The Company recognized actuarial gains of $1.0 million during 2023 primarily due to lower than expected benefit payments of $1.4 million and $0.1 million due to changes in other actuarial assumptions. These actuarial gains were partially offset by a $0.5 million loss due to the impact of a 20 basis point decrease in the discount rate used to measure the Company's defined benefit postretirement obligations, which decreased from 5.75% in 2022 to 5.55% in 2023.
The Company recognized actuarial gains of $13.1 million during 2022 primarily due to the impact of a 276 basis point increase in the discount rate used to measure the Company's defined benefit postretirement obligations, which increased from 2.99% in 2021 to 5.75% in 2022. The increase in the discount rate resulted in a $8.4 million gain. In addition to the gain from the discount rate increases, the Company recognized actuarial gains of $3.0 million due to the impact of a reduction in the rate of Medicare Advantage plans and $1.9 million due to lower than expected benefit payments. These actuarial gains were offset by $0.2 million of changes in other actuarial assumptions.

Note 18 - Other Postretirement Benefit Plans (continued)
The discount rate assumption is based on current rates of high-quality long-term corporate bonds over the same period that benefit payments will be required to be made.
For expense purposes in 2024, the Company applied a discount rate of 5.55% to its other postretirement benefit plans. For expense purposes in 2025, the Company will apply a discount rate of 5.83% to its other postretirement benefit plans.
The following tables set forth the change in the benefit obligation and amounts recognized on the Consolidated Balance Sheets for other postretirement benefit plans as of December 31, 2024 and 2023:

	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$33.7	$35.5
Service cost	0.1	0.1
Interest cost	1.7	1.9
Actuarial gains	(0.5)	(1.0)
International plan exchange rate change	—	(0.1)
Benefits paid	(1.6)	(2.7)
Benefit obligation at end of year	$33.4	$33.7
Funded status at end of year	$(33.4)	$(33.7)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(3.6)	$(3.5)
Non-current liabilities	(29.8)	(30.2)
	$(33.4)	$(33.7)

Amounts recognized in accumulated other comprehensive loss:
Net prior service credit	$(55.4)	$(63.6)
Accumulated other comprehensive loss	$(55.4)	$(63.6)

Changes to prior service credit recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$(63.6)	$(71.9)
Recognized prior service credit	8.2	8.3
Total recognized in accumulated other comprehensive loss at December 31	$(55.4)	$(63.6)
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The current portion of accrued postretirement benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $3.6 million and $3.5 million at December 31, 2024 and 2023, respectively. In 2024, the current portion of accrued postretirement benefits related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

Note 18 - Other Postretirement Benefit Plans (continued)
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 7.00% for 2025, declining gradually to 5.0% in 2033 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2025 through 2026, and are assumed to increase by $10 per year for 2027 through 2029 and then 6.0% for 2029, declining gradually to 5.0% in 2033 and thereafter.
Cash Flows:
Estimated future benefit payments to be funded by the Company are expected to be as follows:

Future Benefit Payments
2025	$3.7
2026	3.7
2027	3.6
2028	3.5
2029	3.4
2030-2034	14.0
Note 19 - Sale of Shares of Timken India Limited
On June 20, 2023, the Company completed the sale of 7.6 million shares of TIL, a publicly traded subsidiary of the Company, generating net proceeds of $229.0 million after income taxes of $55.2 million and transaction costs. The sale reduced the Company’s ownership in TIL from 67.80 percent to 57.70 percent.
On May 28, 2024, the Company completed the sale of 5.0 million shares of TIL, generating net proceeds of $186.8 million after income taxes of $45.2 million and transaction costs. The sale reduced the Company’s ownership in TIL from 57.70 percent to 51.05 percent. The India market remains strategically important to Timken, and the Company is not contemplating any further sale transactions at the present time.

Note 20 - Accumulated Other Comprehensive (Loss) Income
The following tables present details about components of accumulated other comprehensive (loss) income for the years ended December 31, 2024 and December 31, 2023:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)
Ownership changes	5.6	—	—	5.6
Other comprehensive income (loss) before reclassifications and income taxes	(153.5)	(0.1)	5.5	(148.1)
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(7.9)	(2.5)	(10.4)
Income tax (expense) benefit	(7.7)	2.0	(1.0)	(6.7)
Net current period other comprehensive income (loss), net of income taxes and ownership changes	(155.6)	(6.0)	2.0	(159.6)
Noncontrolling interest	4.8	—	—	4.8
Net current period comprehensive income (loss), net of income taxes, noncontrolling interest and ownership changes	(150.8)	(6.0)	2.0	(154.8)
Balance at December 31, 2024	$(344.6)	$38.7	$4.2	$(301.7)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2022	$(235.7)	$50.8	$3.0	$(181.9)
Ownership changes	6.6	—	—	6.6
Other comprehensive income (loss) before reclassifications and income taxes	33.5	(0.2)	(2.0)	31.3
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	(7.9)	0.9	(7.0)
Income tax benefit	—	2.0	0.3	2.3
Net current period other comprehensive income (loss), net of income taxes and ownership changes	40.1	(6.1)	(0.8)	33.2
Noncontrolling interest	1.8	—	—	1.8
Net current period comprehensive (loss) income, net of income taxes, noncontrolling interest and ownership changes	41.9	(6.1)	(0.8)	35.0
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)
Foreign currency translation adjustments at December 31, 2024 and 2023 included cumulative gains of $27.1 million and $3.3 million, respectively, net of deferred taxes, related to net investment hedges. Refer to Note 22 - Derivative Instruments for additional information on the net investment hedges.
Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

Note 21 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$343.1	$341.8	$1.3	$—
Cash and cash equivalents measured at net asset value	30.1
Restricted cash	0.4	0.4	—	—
Short-term investments	15.9	—	15.9	—
Foreign currency forward contracts	4.9	—	4.9	—
Total Assets	$394.4	$342.2	$22.1	$—
Liabilities:
Foreign currency forward contracts	$10.4	$—	$10.4	$—
Total Liabilities	$10.4	$—	$10.4	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.4	$381.0	$3.4	$—
Cash and cash equivalents measured at net asset value	34.5
Restricted cash	0.4	0.4	—	—
Short-term investments	31.6	—	31.6	—
Foreign currency forward contracts	3.3	—	3.3	—
Total Assets	$454.2	$381.4	$38.3	$—
Liabilities:
Foreign currency forward contracts	$11.4	$—	$11.4	$—
Total Liabilities	$11.4	$—	$11.4	$—
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
No material assets were measured at fair value on a nonrecurring basis during the years ended December 31, 2024 and 2023.

Note 21 - Fair Value (continued)
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,659.2 million and $1,387.7 million at December 31, 2024 and 2023, respectively. The carrying value of this debt was $1,675.6 million and $1,424.3 million at December 31, 2024 and 2023, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.
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
On May 23, 2024, the Company designated its 2034 Notes, in the aggregate principal amount of €600.0 million, as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the year ended December 31, 2024 was a gain of $27.7 million recorded to accumulated comprehensive (loss) income.
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027 (the "2027 Notes") as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the year ended December 31, 2024 was to record a gain of $3.7 million to accumulated comprehensive loss (income).
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2024 and 2023, the Company had $471.6 million and $591.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 21 - Fair Value for the fair value disclosure of derivative financial instruments. Foreign currency forward contracts classified as assets are included in other current assets, and foreign currency forward contracts classified as liabilities are included in other current liabilities on the Consolidated Balance Sheets.
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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of December 31, 2024 and 2023, the Company had $63.0 million and $73.8 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of December 31, 2024 and 2023, the Company had $408.6 million and $518.0 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the years ended December 31, 2024, 2023 and 2022, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2024	2023	2022
Foreign currency forward contracts	Other income (expense), net	$(18.8)	$(15.0)	$(25.2)

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

	Year Ended December 31,
Expenditures as a percentage of sales	2024	2023	2022
Research and Development Expense	1.1%	0.8%	0.8%
Engineering Expense	2.1%	1.9%	1.5%
Total	3.2%	2.7%	2.3%

Note 24 - Government Assistance
From time to time, the Company receives government assistance in the form of grants and other incentives from various governments to support capital projects and other business development. The amounts received are typically based on the amount of qualifying capital expenditures or business development costs in the countries providing the government assistance. The Company typically has to meet certain requirements, such as adding or maintaining a specified number of qualifying positions, to retain the government assistance or the funds can be clawed back by the government. Once the Company determines that it will meet the requirements of the government assistance, the funds are recognized over the life of the related assets or as the costs are incurred. For amounts that are expected to be paid back, the Company recognizes applicable interest expense.
As of December 31, 2024 and December 31, 2023, the Company has recorded $1.5 million and $1.6 million, respectively, of government assistance in other current liabilities and $42.2 million and $36.0 million, respectively, in other non-current liabilities. In addition, as of December 31, 2024, the Company has cumulatively recorded $7.9 million of government assistance as a reduction to cost of products sold and $0.2 million as a reduction to SG&A. The Company has also cumulatively recognized interest expense of $2.1 million related to the expected shortfall of incentive obligations. The following paragraphs discuss the Company's most significant government assistance programs.
In December 2023, the Company reached a definitized technology investment agreement with the United States Government for the purposes of enhancing and expanding the industrial base for high performance, precision ball bearings. Title to assets purchased under this agreement vest with the Government throughout the agreement. The Government may elect to transfer all, or some, of the assets purchased to the Company at the end of the agreement, provided the Company's performance is satisfactory and in compliance with the terms of the agreement. As of December 31, 2024, the company is accounting for $7.2 million of awards received as other non-current liabilities. The awards will be amortized over the useful life of the assets purchased as a reduction to cost of products sold. As of December 31, 2024, amortization is less than $0.1 million.
In 2022, the Company acquired Spinea, s.r.o. ("Spinea"). Prior to the acquisition, Spinea received incentives totaling $18.0 million from the Slovakian government to invest in a new production facility and related machinery and equipment. As a result, Spinea was required to create 450 new jobs. If Spinea is unable to meet these commitments, all or a portion of the incentive could be recaptured with interest by October 2027. The Company is currently accounting for a potential shortfall of $16.6 million, including interest. The remaining amount is being amortized over the period the costs are being incurred. Cumulatively as of December 31, 2024, the Company recorded amortization expense of $3.3 million as a reduction to cost of products sold. In addition, the Company recorded total interest expense of $1.2 million due to the possibility of having to pay a portion of the incentive back.
In 2017 and 2018, the Company received grants from the Romanian Government for the reimbursement of capital investments for its new production facility, totaling $16.5 million. While the original grants were based on capital investments, the Company needs to pay various taxes, including corporate income tax, payroll taxes and building tax, totaling $16.6 million between 2019 and 2024. If the total tax obligation is not met, any shortfall could result in a recapture of the grant with interest as early as December 2024. The Company is currently accounting for a potential shortfall of $8.4 million, including interest. The incentive is being amortized over the useful life of the assets. Cumulatively as of December 31, 2024, the Company recorded amortization expense of $2.0 million as a reduction to cost of products sold. In addition, the Company recorded total interest expense of $0.9 million due to the expectation of having to pay a portion of the grant back.
The Company may have received other government assistance that is not described above; however, the total amount of the government assistance is immaterial to the Company’s Consolidated Financial Statements.

Note 25 - Quarterly Financial Data
(Unaudited)

	2024
	1st	2nd	3rd	4th	Total
Net sales	$1,190.3	$1,182.3	$1,126.8	$1,073.6	$4,573.0
Cost of products sold	792.7	808.7	782.4	748.5	3,132.3
Selling, general and administrative expenses	190.7	184.1	189.7	187.5	752.0
Amortization of intangible assets	20.0	19.0	19.7	19.3	78.0
Impairment and restructuring charges	2.3	3.3	2.5	5.3	13.4
Operating income	184.6	167.2	146.3	113.0	611.1
Net income (1)	110.6	102.0	87.6	75.1	375.3
Net income attributable to noncontrolling interests	7.1	5.8	5.8	3.9	22.6
Net income attributable to The Timken Company	103.5	96.2	81.8	71.2	352.7
Net income per share - Basic:	$1.47	$1.37	$1.17	$1.02	$5.02
Net income per share - Diluted:	$1.46	$1.36	$1.16	$1.01	$4.99
Dividends per share	$0.33	$0.34	$0.34	$0.34	$1.35

	2023
	1st	2nd	3rd	4th	Total
Net sales	$1,262.8	$1,272.3	$1,142.7	$1,091.2	$4,769.0
Cost of products sold	846.0	866.9	787.1	759.9	3,259.9
Selling, general and administrative expenses	186.8	184.9	179.6	189.5	740.8
Amortization of intangible assets	13.5	17.3	17.5	17.4	65.7
Impairment and restructuring charges	28.9	2.5	8.9	5.2	45.5
Operating income	187.6	200.7	149.6	119.2	657.1
Net income (2)	125.7	129.5	90.9	61.9	408.0
Net income attributable to noncontrolling interests	3.4	4.3	3.0	3.2	13.9
Net income attributable to The Timken Company	122.3	125.2	87.9	58.7	394.1
Net income per share - Basic:	$1.69	$1.74	$1.24	$0.84	$5.52
Net income per share - Diluted:	$1.67	$1.73	$1.23	$0.83	$5.47
Dividends per share	$0.31	$0.33	$0.33	$0.33	$1.30
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(1)Net income for the third quarter of 2024 included the gain on the sale of a former bearing manufacturing plant of $13.8 million. Net income for the fourth quarter of 2024 included net actuarial gains of $1.3 million.
(2)Net income for the first quarter of 2023 included goodwill impairment charges of $28.3 million. Net income for the fourth quarter of 2023 included net actuarial losses of $22.3 million.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

United States and United Kingdom Pension Benefit Obligations
Description of the Matter
At December 31, 2024, the Company’s pension benefit obligation was $535.6 million. The four plans with the largest pension benefit obligations, covering certain employees in the United States and the United Kingdom, comprised 83% of the total projected benefit obligation as of December 31, 2024. As explained in Note 1 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement.
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
To test the pension benefit obligation, our audit procedures included, among others, evaluating the methodology used and the significant actuarial assumptions discussed above. We compared the actuarial assumptions used by management to historical trends and, we involved actuarial specialists to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the pension benefit obligations. In certain instances, as part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1910.

Cleveland, Ohio
February 20, 2025

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
There have been no changes during the Company’s fourth quarter of 2024 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control–Integrated Framework,” management believes that, as of December 31, 2024, Timken’s internal control over financial reporting is effective.
During 2024, the Company completed the acquisition of CGI. The results of this acquisition are included in the Company's consolidated financial statements for 2024. The total and net assets of this acquisition represented 3% of the Company's total assets and 5% of the Company's net assets as of December 31, 2024. The net sales of this acquisition in the aggregate represented less than 1% of the Company's consolidated net sales for 2024. The scope of the Company's assessment of the effectiveness of internal control over financial reporting does not include the CGI acquisition noted above. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company
Opinion on Internal Control Over Financial Reporting
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Timken Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CGI, Inc., which is included in the 2024 consolidated financial statements of the Company and constituted 3% and 5% of total and net assets, respectively, as of December 31, 2024 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CGI, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
February 20, 2025

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the caption "Nominees" and "Insider Trading Policy" in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 2, 2025 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Experts is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at https://investors.timken.com/corporate-governance/documents/default.aspx and are available to any shareholder upon request to the Executive Vice President, General Counsel and Secretary. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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
Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2024 Summary Compensation Table,” “2024 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” “2024 Option Exercises and Stock Vested,” “2024 Pension Benefits Table,” “2024 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” "CEO Pay Ratio," "Equity Compensation Plan Information," “Compensation Committee,” “Compensation Committee Report” and "Insider Trading Policy" in the Proxy Statement, and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2024 and 2023 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditor” in the Proxy Statement, and is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) - Listing of Exhibits

Exhibit

(3.1)	Amended Articles of Incorporation of the Registrant (effective May 11, 2023), were filed on August 3, 2023 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of the Registrant adopted on May 10, 2016, were filed on July 28, 2016 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(4.1)	Fifth Amended and Restated Credit Agreement, dated as of December 5, 2022, among The Timken Company, Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agents, and the Lenders party thereto, was filed on December 6, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.*

(4.2)	Indenture, dated as of August 20, 2014, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., was filed on August 20, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.3)	Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	First Supplemental Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note), was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.5)	Indenture, dated as of March 28, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, was filed on March 28, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.6)	First Supplemental Indenture, dated as of March 28, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), was filed on March 28, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.7)	Second Supplemental Indenture, dated as of May 23, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), was filed on May 23, 2024 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.8)	Description of The Timken Company Common Shares, as attached hereto as Exhibit 4.8.

The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the Registrant's consolidated total assets. The Registrant agrees to furnish a copy of such agreements upon request.*

Management Contracts and Compensation Plans

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective as of January 1, 2023, was filed on February 16, 2023 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.
.
(10.2)	The Timken Company Director Deferred Compensation Plan, amended and restated effective December 31, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	Form of The Timken Company 1996 Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	Form of The Timken Company Director Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.5)	The Timken Company 2011 Long-Term Incentive Plan, as amended and restated as of February 13, 2015 for directors, officers and other key employees as approved by the shareholders on May 7, 2015 was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)	The Timken Company 2019 Equity and Incentive Compensation Plan for directors, officers and other key employees as approved by the shareholders on May 10, 2019 was filed on March 22, 2019 as Appendix B to Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.7)	The Timken Company 2019 Equity and Incentive Compensation Plan (Amended and Restated as of May 3, 2024) for directors, officers and other key employees as approved by the shareholders on May 3, 2024 was filed on March 14, 2024 as Appendix B to Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.8)	Amended and Restated Supplemental Pension Plan of The Timken Company, amended and restated effective as of January 1, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)	Amendment No. 1 to the Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of June 30, 2014, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	Amended and Restated Supplemental Pension Plan of The Timken Company, effective as of October 1, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.12)	The Timken Company Short-Term Incentive Plan Global Plan Document for officers and other key employees, amended and restated effective as of January 1, 2021 and pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, was filed on February 15, 2022 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)
Form of Severance Agreement (for Executive Officers appointed on or after November 12, 2015), as adopted on November 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)	Form of Severance Agreement as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Amended and Restated Severance Agreement with Andreas Roellgen, dated as of December 9, 2022, was filed on February 16, 2023 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Form of Indemnification Agreement for Directors was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Form of Indemnification Agreement for Executive Officers was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.19)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	Form of Employee Excess Benefits Agreement, entered into with all Executive Officers after January 1, 2011, was filed on August 4, 2011 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	Amendment No. 1 to the Employee Excess Benefits Agreement, dated January 1, 2011, entered into with Richard G. Kyle, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement with all Executive Officers after January 1, 2011 and Form of Amendment No. 2 to the Amended and Restated Excess Benefits Agreement with certain Executive Officers and certain key employees of the Company, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Amendment No. 2 to the Amended and Restated Employee Excess Benefits Agreement, dated December 17, 2008, entered into with Christopher A. Coughlin, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	Amendment No. 3 to the Amended and Restated Employee Excess Benefits Agreement, dated December 18, 2008, entered into with Philip D. Fracassa, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	Form of Nonqualified Stock Option Agreement for non-transferable options for Non-Officer Employees, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)	Form of Nonqualified Stock Option Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	Form of Nonqualified Stock Option Agreement (U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)	Form of Nonqualified Stock Option Agreement (Non-U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	Form of Nonqualified Stock Option Agreement (U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	Form of Nonqualified Stock Option Agreement (non-U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Nonqualified Stock Option Agreement (non-U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.40)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.41)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.42)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.43)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.44)	Form of Deferred Shares Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.45)	Deferred Shares Agreement, entered into with Tarak Mehta on September 5, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated was filed on November 11, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.46)	Deferred Shares Agreement, entered into with Christopher A. Coughlin on February 10, 2023 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as attached hereto as Exhibit 10.1.

(10.47)	Deferred Shares Agreement, entered into with Philip D. Fracassa on December 7, 2023 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as attached hereto as Exhibit 10.2.

(10.48)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.49)	Form of Deferred Share Equivalents Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.50)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.51)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.52)	Form of Deferred Share Equivalents Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.53)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.54)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.55)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.56)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.57)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.58)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.59)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.60)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.61)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.62)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.63)	Form of Time-Based Restricted Stock Unit Agreement, as adopted November 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated, as attached hereto as Exhibit 10.3.

(10.64)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.65)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.66)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.67)	Appendix for special terms and conditions for equity awards granted to Timken participants in France pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.68)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

*Portions of this exhibit have been omitted, which portions will be furnished to the Securities and Exchange Commission upon request.

Listing of Exhibits (continued)

(4.8)	Description of The Timken Company Common Shares, as attached hereto as Exhibit 4.8.

(10.1)	Deferred Shares Agreement, entered into with Christopher A. Coughlin on February 10, 2023 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

(10.2)	Deferred Shares Agreement, entered into with Philip D. Fracassa on December 7, 2023 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan.

(10.3)	Form of Time-Based Restricted Stock Unit Agreement, as adopted November 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated.

(19)	Statement of Policy Regarding Trading In Stock and Prohibiting the Improper Use or Disclosure of Material, Non-public Information (effective August 2, 2023).

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	The Timken Company Clawback Policy (effective October 2, 2023) was filed on February 26, 2024 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Tarak B. Mehta	By: /s/ Philip D. Fracassa
Tarak B. Mehta	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)
Date: February 20, 2025	Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ James F. Palmer *
Maria A. Crowe, Director	James F. Palmer, Director
Date: February 20, 2025	Date: February 20, 2025

By: /s/ Elizabeth A. Harrell *	By: /s/ Ajita G. Rajendra *
Elizabeth A. Harrell, Director	Ajita G. Rajendra, Director
Date: February 20, 2025	Date: February 20, 2025

By: /s/ Richard G. Kyle *	By: /s/ Kimberly K. Ryan *
Richard G. Kyle, Director	Kimberly K. Ryan, Director
Date: February 20, 2025	Date: February 20, 2025

By: /s/ Sarah C. Lauber *	By: /s/ Frank C. Sullivan *
Sarah C. Lauber, Director	Frank C. Sullivan, Director
Date: February 20, 2025	Date: February 20, 2025

By: /s/ Todd M. Leombruno *	By: /s/ John M. Timken, Jr. *
Todd M. Leombruno, Director	John M. Timken, Jr., Director
Date: February 20, 2025	Date: February 20, 2025

By: /s/ Christopher L. Mapes *	By: /s/ Ward J. Timken, Jr. *
Christopher L. Mapes, Director	Ward J. Timken, Jr., Director
Date: February 20, 2025	Date: February 20, 2025

By: /s/ Tarak B. Mehta *	By: /s/ Philip D. Fracassa
Tarak B. Mehta, Director	Philip D. Fracassa, attorney-in-fact
Date: February 20, 2025	* By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 20, 2025

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2024	2023	2022
Balance at beginning of period	$17.1	$17.9	$16.9
Additions:
Charged to costs and expenses (1)	7.2	(1.0)	3.7
Deductions:
Charged to costs and expenses (3)	(3.6)	0.2	0.4
Charged to other accounts (2)	0.8	(0.4)	2.3
Balance at end of period	$21.5	$17.1	$17.9

Allowance for surplus and obsolete inventory:	2024	2023	2022
Balance at beginning of period	$73.7	$58.4	$63.3
Additions:
Charged to costs and expenses (4)	20.9	25.0	12.9
Charged to other accounts (2)	(6.8)	7.9	1.2
Deductions (5)	14.4	17.6	19.0
Balance at end of period	$73.4	$73.7	$58.4

Valuation allowance on deferred tax assets:	2024	2023	2022
Balance at beginning of period	$39.3	$31.3	$31.0
Additions:
Charged to costs and expenses (6)	11.7	10.6	3.1
Deductions
Charged to costs and expenses (7)	0.9	2.1	0.9
Charged to other accounts (2)	1.4	0.5	1.9
Balance at end of period	$48.7	$39.3	$31.3

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
(7)Amount relates to the reversal of valuation allowances and was recorded as a component of the provision for income taxes. The Company released $0.9 million of foreign valuation allowances for the year ended December 31, 2024. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on valuation allowance reversals.