Form 10-Q
period 2025-03-31
TIMKEN CO
filed 2025-04-30
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Shares, without par value	69,963,042 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions, except per share data)
Net sales	$1,140.3	$1,190.3
Cost of products sold	781.6	792.7
Selling, general and administrative expenses	184.8	190.7
Amortization of intangible assets	19.0	20.0
Impairment and restructuring charges	10.9	2.3
Operating Income	144.0	184.6
Interest expense	(26.5)	(32.2)
Interest income	2.3	2.8
Non-service pension and other postretirement expense	(1.2)	(1.0)
Other expense, net	(0.3)	(0.9)
Income Before Income Taxes	118.3	153.3
Provision for income taxes	26.9	42.7
Net Income	91.4	110.6
Less: Net income attributable to noncontrolling interest	13.1	7.1
Net Income Attributable to The Timken Company	$78.3	$103.5

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.12	$1.47

Diluted earnings per share	$1.11	$1.46
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Net Income	$91.4	$110.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	67.1	(50.7)
Pension and postretirement liability adjustments	(1.6)	(1.5)
Change in fair value of derivative financial instruments	(2.1)	1.1
Other comprehensive income (loss), net of tax	63.4	(51.1)
Comprehensive income, net of tax	154.8	59.5
Less: comprehensive income attributable to noncontrolling interest	13.7	6.7
Comprehensive income attributable to The Timken Company	$141.1	$52.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$376.1	$373.2
Restricted cash	0.4	0.4
Accounts receivable, net	744.6	664.6
Unbilled receivables	159.0	140.8
Inventories, net	1,196.4	1,195.6
Deferred charges and prepaid expenses	50.8	39.5
Other current assets	89.5	102.8
Total Current Assets	2,616.8	2,516.9
Property, Plant and Equipment, net	1,317.7	1,306.9
Other Assets
Goodwill	1,417.0	1,383.3
Other intangible assets, net	1,011.7	1,006.5
Operating lease assets	135.4	130.6
Deferred income taxes	42.8	41.0
Other non-current assets	29.0	25.8
Total Other Assets	2,635.9	2,587.2
Total Assets	$6,570.4	$6,411.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$338.5	$321.7
Short-term debt, including current portion of long-term debt	21.7	13.0
Salaries, wages and benefits	126.1	142.2
Income taxes payable	26.0	24.4
Other current liabilities	319.4	319.2
Total Current Liabilities	831.7	820.5
Non-Current Liabilities
Long-term debt	2,105.4	2,049.7
Accrued pension benefits	142.5	157.7
Accrued postretirement benefits	29.7	29.8
Long-term operating lease liabilities	88.8	84.0
Deferred income taxes	172.2	175.0
Other non-current liabilities	111.1	110.2
Total Non-Current Liabilities	2,649.7	2,606.4
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2025 – 79,549,446 shares; 2024 – 79,173,667 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,277.1	1,269.3
Retained earnings	2,542.0	2,488.8
Accumulated other comprehensive loss	(238.9)	(301.7)
Treasury shares at cost (2025 – 9,586,404 shares; 2024 – 9,174,863 shares)	(703.2)	(670.6)
Total Shareholders’ Equity	2,917.7	2,826.5
Noncontrolling Interest	171.3	157.6
Total Equity	3,089.0	2,984.1
Total Liabilities and Equity	$6,570.4	$6,411.0
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$91.4	$110.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.1	55.3
(Gain) loss on sale of assets	(1.0)	0.1
Deferred income tax benefit	—	(4.3)
Stock-based compensation expense	7.5	4.5
Pension and other postretirement expense	1.8	1.6
Pension and other postretirement benefit contributions and payments	(23.8)	(12.2)
Changes in operating assets and liabilities:
Accounts receivable	(70.8)	(106.1)
Unbilled receivables	(18.2)	9.5
Inventories	15.3	(11.1)
Accounts payable, trade	20.2	20.7
Other accrued expenses	(16.0)	(31.2)
Income taxes	3.5	24.8
Other, net	(6.4)	(12.9)
Net Cash Provided by Operating Activities	58.6	49.3
Investing Activities
Capital expenditures	(35.2)	(44.1)
Proceeds from disposal of property, plant and equipment	1.9	—
Investments in short-term marketable securities, net	0.8	19.7
Other, net	—	(0.1)
Net Cash Used in Investing Activities	(32.5)	(24.5)
Financing Activities
Cash dividends paid to shareholders	(25.1)	(24.5)
Purchase of treasury shares	(23.1)	—
Proceeds from exercise of stock options	0.3	2.0
Payments related to tax withholding for stock-based compensation	(9.5)	(8.9)
Borrowings on accounts receivable facility	57.0	30.0
Payments on accounts receivable facility	(27.0)	(22.0)
Proceeds from long-term debt	—	203.3
Payments on long-term debt	(1.2)	(196.9)
Short-term debt activity, net	(2.0)	2.0
Net Cash Used in Financing Activities	(30.6)	(15.0)
Effect of exchange rate changes on cash	7.4	(6.8)
Increase in Cash, Cash Equivalents and Restricted Cash	2.9	3.0
Cash, cash equivalents and restricted cash at beginning of year	373.6	419.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$376.5	$422.3
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)
Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company" or "Timken") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Note 2 - Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements:
New Accounting Guidance Issued and Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that a public entity disclose the detailed information about types of expense. Specifically, a public entity would disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d). In addition, a public entity should include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements. A public entity would also disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amounts of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public entities, the new guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The new guidance should be applied either prospectively to financial statements issued after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 40). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require that all entities disclose on an annual basis the amount of income taxes paid disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public entities, the new guidance is effective for annual periods beginning after December 15, 2024. The Company is preparing to adopt the new disclosure requirements beginning with its Annual Report on Form 10-K for the year ended December 31, 2025.

Note 3 - Revenue
The following table presents details deemed relevant to the users of the financial statements about total revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$311.5	$202.3	$513.8	$335.1	$192.7	$527.8
Americas excluding the United States	88.2	21.2	109.4	94.7	24.6	119.3
Europe / Middle East / Africa	139.6	129.7	269.3	169.5	142.6	312.1
Asia-Pacific	221.4	26.4	247.8	203.2	27.9	231.1
Net sales	$760.7	$379.6	$1,140.3	$802.5	$387.8	$1,190.3

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percent of revenue by sales channel for the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2025	March 31, 2024
Original equipment manufacturers	60%	60%
Distribution/direct to end users	40%	40%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services and type of customer is also relevant. During the three months ended March 31, 2025 and March 31, 2024, approximately 9% and 7%, respectively, of total net sales were recognized over-time because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Finally, business with the United States ("U.S.") government or its contractors represented approximately 7% and 6% of total net sales during the three months ended March 31, 2025 and March 31, 2024, respectively.

Note 3 - Revenue (continued)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $154 million at March 31, 2025.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2025 and the twelve months ended December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning balance, January 1	$140.8	$144.5
Additional unbilled revenue recognized	89.0	380.5
Less: amounts billed to customers	(70.8)	(384.2)
Ending balance	$159.0	$140.8
There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2025 and the twelve months ended December 31, 2024.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the three months ended March 31, 2025 and the twelve months ended December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning balance, January 1	$41.4	$45.4
Acquisitions	—	0.7
Revenue received or billed in advance of recognition	34.4	153.0
Less: revenue recognized	(43.1)	(157.7)
Ending balance	$32.7	$41.4

Note 4 - Segment Information
The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The Company's Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer ("CEO"). The primary measurement used by the CODM to measure the financial performance of each segment is adjusted EBITDA. The Company's CODM evaluates financial performance and allocates resources based on return on capital and profitable growth. The CODM considers actual and budgeted results provided on a regular basis for both segment's profit measures when making decisions about allocating capital and personnel to the segments.
The following tables provide segment financial information and a reconciliation of segment results to consolidated results for the three months ended March 31, 2025:

	Engineered Bearings	Industrial Motion	Total
Net sales	$760.7	$379.6	$1,140.3
Cost of products sold (1)	(523..3)	(256.6)
Selling, general and administrative expenses (2)	(102.5)	(68.0)
Other segment items (3)	0.7	—
Depreciation and amortization (4)	23.6	12.1
Adjusted EBITDA for reportable segments	$159.2	$67.1	$226.3

Unallocated corporate expense			(18.2)
Impairment, restructuring and reorganization charges			(3.1)
Gain on sale of certain assets			1.2
CEO succession expenses			(8.6)
Depreciation and amortization			(55.1)
Interest expense			(26.5)
Interest income			2.3
Income before income taxes			$118.3
For the three months ended March 31, 2024:

	Engineered Bearings	Industrial Motion	Total
Net sales	$802.5	$387.8	$1,190.3
Cost of products sold (1)	(540.8)	(245.5)
Selling, general and administrative expenses (2)	(105.9)	(70.9)
Other segment items (3)	1.8	(0.1)
Depreciation and amortization (4)	23.8	10.8
Adjusted EBITDA for reportable segments	$181.4	$82.1	$263.5

Unallocated corporate expense			(17.1)
Impairment, restructuring and reorganization charges			(4.4)
Acquisition-related charges			(4.7)
Gain on sale of certain assets			0.7
Depreciation and amortization			(55.3)
Interest expense			(32.2)
Interest income			2.8
Income before income taxes			$153.3
(1) Cost of products sold exclude acquisition-related and reorganization charges.
(2) Selling, general, and administrative expenses exclude acquisition-related charges and CEO succession expenses.
(3) Other segments items is Other (expense) income, net and exclude gain on sale of certain assets.
(4) Depreciation and amortization excludes acquisition intangible amortization and depreciation recognized in reorganization charges, if any.

Note 4 - Segment Information (continued)
The following tables provides additional segment financial information:

	March 31, 2025	December 31, 2024
Assets by Segment:
Engineered Bearings	$3,236.5	$3,126.1
Industrial Motion	2,878.0	2,822.6
Corporate (5)	455.9	462.3
	$6,570.4	$6,411.0
(5) Corporate assets include corporate buildings and cash and cash equivalents.

	Three Months Ended March 31,
	2025	2024
Capital expenditures:
Engineered Bearings	$24.9	$34.5
Industrial Motion	10.2	9.4
Corporate	0.1	0.2
	$35.2	$44.1
Depreciation and amortization:
Engineered Bearings	$26.6	$26.7
Industrial Motion	28.3	28.2
Corporate	0.2	0.4
	$55.1	$55.3

Note 5 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2025	2024
Provision for income taxes	$26.9	$42.7
Effective tax rate	22.7%	27.9%
Income tax expense for the three months ended March 31, 2025 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% due to the actual and projected mix of earnings in non-U.S. jurisdictions with relatively higher tax rates, U.S. state and local income taxes, and other permanent differences (net).
The effective tax rate of 22.7% for the three months ended March 31, 2025 was lower than the effective tax rate for the three months ended March 31, 2024 primarily due to the net favorable impact of discrete items versus the year ago period. The favorable discrete items in the current period primarily related to the reversal of accruals for uncertain tax positions to account for the expiration of statue of limitations in jurisdictions outside the United States.
Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to The Timken Company	$78.3	$103.5
Denominator:
Weighted average number of shares outstanding - basic	70,024,836	70,266,660
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	489,101	613,355
Weighted average number of shares outstanding assuming dilution of stock options and awards	70,513,937	70,880,015
Basic earnings per share	$1.12	$1.47
Diluted earnings per share	$1.11	$1.46
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three months ended March 31, 2025 and 2024.

Note 7 - Inventories
The components of inventories at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Manufacturing supplies	$44.2	$42.8
Raw materials	132.3	155.2
Work in process	489.3	476.0
Finished products	608.6	595.0
Subtotal	1,274.4	1,269.0
Allowance for obsolete and surplus inventory	(78.0)	(73.4)
Total inventories, net	$1,196.4	$1,195.6
Inventories are valued at net realizable value, with approximately 60% valued on the first-in, first-out ("FIFO") method and the remaining 40% valued on the last-in, first-out ("LIFO") method. The majority of the Company's U.S. inventories are valued on the LIFO method. The Company's non-U.S. inventories are valued on the FIFO method.
The LIFO reserve as of March 31, 2025 and December 31, 2024 was $256.2 million and $257.2 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on current inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance, January 1	$692.0	$691.3	$1,383.3
Foreign currency translation adjustments and other changes	4.4	29.3	33.7
Ending balance	$696.4	$720.6	$1,417.0
The following table displays intangible assets as of March 31, 2025 and December 31, 2024:

	Balance at March 31, 2025			Balance at December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$821.5	$(274.8)	$546.7	$805.7	$(262.9)	$542.8
Technology and know-how	377.0	(128.7)	248.3	369.6	(120.4)	249.2
Trade names	110.5	(18.5)	92.0	107.5	(16.9)	90.6
Capitalized software	304.6	(278.5)	26.1	302.8	(276.1)	26.7
Other	10.1	(9.0)	1.1	11.0	(9.8)	1.2
	$1,623.7	$(709.5)	$914.2	$1,596.6	$(686.1)	$910.5
Intangible assets not subject to amortization:
Trade names	$88.8		$88.8	$87.3		$87.3
FAA air agency certificates	8.7		8.7	8.7		8.7
	$97.5		$97.5	$96.0		$96.0
Total intangible assets	$1,721.2	$(709.5)	$1,011.7	$1,692.6	$(686.1)	$1,006.5
Amortization expense for intangible assets was $21.0 million and $21.6 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for intangible assets is projected to be approximately $84 million in 2025; $82 million in 2026; $79 million in 2027; $76 million in 2028; and $74 million in 2029.

Note 9 - Other Current Liabilities
The following table displays other current liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Sales rebates	$57.1	$69.2
Interest	37.2	25.3
Deferred revenue	32.7	41.4
Operating lease liabilities	32.4	32.0
Taxes other than income and payroll taxes	20.8	25.8
Product warranty	18.3	18.0
Freight and duties	16.9	14.3
Unprocessed invoices	16.4	15.1
Professional fees	13.1	11.5
Restructuring	10.7	3.7
Current derivative liability	10.0	10.4
Other	53.8	52.5
Total other current liabilities	$319.4	$319.2

Note 10 - Financing Arrangements
Short-term debt at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 3.01% to 3.46% at March 31, 2025 and 3.36% to 3.95% at December 31, 2024	$7.4	$8.7
Short-term debt	$7.4	$8.7
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings. Most of these lines of credit are uncommitted. At March 31, 2025, the Company’s foreign subsidiaries had borrowings outstanding of $7.4 million and bank guarantees of $0.3 million.
Long-term debt at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Variable-rate Accounts Receivable Facility with an interest rate of 5.31% at March 31, 2025	$30.0	$—
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	162.2	155.3
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 5.55% at March 31, 2025 and 5.58% at December 31, 2024	369.6	369.6
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.9	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	398.2	398.1
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.13%	345.5	345.1
Fixed-rate Euro Senior Unsecured Notes(1), maturing on May 23, 2034, with an interest rate of 4.13%	638.0	609.7
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	10.8	10.6
Other	10.5	10.8
Total debt	$2,119.7	$2,054.0
Less: current maturities	14.3	4.3
Long-term debt	$2,105.4	$2,049.7
(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2026. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2025. As of March 31, 2025, there was $30.0 million of outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under this facility to $70.0 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on Secured Overnight Financing Rate ("SOFR"). At March 31, 2025, the Company had no outstanding borrowings under the Senior Credit Facility. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio.
On May 23, 2024, the Company issued fixed-rate Euro senior unsecured notes ("2034 Notes") in the aggregate principal amount of €600 million with an interest rate of 4.13%, maturing on May 23, 2034. Proceeds from the 2034 Notes were used for the redemption of the Company's outstanding fixed-rate unsecured senior notes in the aggregate principal amount of $350 million that were due to mature on September 1, 2024 ("2024 Notes"), as well as the repayment of other debt outstanding at the time of issuance.
At March 31, 2025, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to certain insurance contracts and indirect taxes. At March 31, 2025, outstanding letters of credit totaled $57.2 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $8.6 million of finance leases) subsequent to March 31, 2025 are as follows:

Year
2025	$3.9
2026	84.2
2027	520.6
2028	522.5
2029	2.0
2030	1.5
Thereafter	1,002.8
The table above excludes $17.8 million of unamortized discounts and fees that are netted against long-term debt at March 31, 2025.

Note 11 - Supply Chain Financing
The Company offers a supplier finance program with different financial institutions where suppliers may receive early payment from the financial institutions on invoices issued to the Company. The Company and each financial institution entered into arrangements whereby the Company pays the financial institution per the terms of any supplier invoice paid early under the program and pays an annual fee for the supplier finance platform subscription and related support. The Company or the financial institutions may terminate participation in the program with 90 days’ written notice. The supplier finance programs are unsecured and are not guaranteed by the Company. The financial institutions enter into separate arrangements with suppliers directly to participate in the program. The Company does not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institutions. The supplier invoice terms under the program typically require payment in full within 90 days of the invoice date.
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the three months ended March 31, 2025 and twelve months ended December 31, 2024:

	March 31, 2025	December 31, 2024
Confirmed obligations outstanding, January 1	$16.7	$21.3
Invoices confirmed	21.5	105.0
Confirmed invoices paid	(20.8)	(109.6)
Confirmed obligations outstanding, ending balance	$17.4	$16.7
The obligations outstanding at March 31, 2025 and December 31, 2024 were included in accounts payable, trade on the Consolidated Balance Sheets.

Note 12 - Contingencies
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
In addition, governmental authorities in the United States and the European Union are increasingly focused on regulating per- and polyfluoroalkyl substances (“PFAS”). PFAS regulations are applicable to portions of the Company's products, and conditions may develop, arise or be discovered that create potentially significant environmental compliance or remediation liabilities at certain of its facilities.
The Company had total environmental accruals of $4.8 million for various known environmental matters that are probable and reasonably estimable at March 31, 2025 and December 31, 2024, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred considering the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.

Note 12 - Contingencies (continued)
Legal Matter:
On June 11, 2024, the Company's majority-owned subsidiary, Timken India Limited ("TIL"), received a government order claiming damages (penalties and interest) totaling approximately $12 million. The order relates to the closure of TIL’s retirement trust for employees and subsequent transfer of trust assets to the government-administered Employees’ Provident Fund Organization ("EFPO"). The order alleges that the surrender of trust assets did not follow applicable EFPO timing guidelines. TIL believes it fully complied with EFPO requirements and guidelines under the circumstances. TIL is disputing the merits of the order and has filed an appeal with the high court in India having jurisdiction over the matter. Management believes that relief will be provided to TIL once the matter is fully adjudicated; accordingly, no liability has been recorded. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe that the final resolution will have a material effect on the Company's consolidated financial position or liquidity; however, the effect of any future outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The balances as of March 31, 2025 and December 31, 2024 primarily related to accruals for products sold into the automotive and wind energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. In addition, the Company continues to evaluate other claims raised by certain customers with respect to the performance of bearings sold into the wind energy and automotive sectors. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position; however, the effect of a change in our assessment may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual for the three months ended March 31, 2025 and twelve months ended December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning balance, January 1	$18.0	$15.2
Expense	1.7	9.4
Payments	(1.4)	(6.6)
Ending balance	$18.3	$18.0
The product warranty accrual at March 31, 2025 and December 31, 2024 was included in other current liabilities on the Consolidated Balance Sheets.

Note 13 - Equity
The following tables present the changes in the components of equity for the three months ended March 31, 2025 and 2024, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2024	$2,984.1	$40.7	$1,269.3	$2,488.8	$(301.7)	$(670.6)	$157.6
Net income	91.4			78.3			13.1
Foreign currency translation adjustment	67.1				66.5		0.6
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.6)				(1.6)
Change in fair value of derivative financial instruments, net of reclassifications	(2.1)				(2.1)
Dividends - $0.34 per share	(25.1)			(25.1)
Stock-based compensation expense	7.5		7.5
Stock purchased at fair market value	(23.1)					(23.1)
Stock option exercise activity	0.3		0.3
Payments related to tax withholding for stock-based compensation	(9.5)					(9.5)
Balance at March 31, 2025	$3,089.0	$40.7	$1,277.1	$2,542.0	$(238.9)	$(703.2)	$171.3

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2023	$2,702.4	$40.7	$1,076.5	$2,232.2	$(146.9)	$(620.1)	$120.0
Net income	110.6			103.5			7.1
Foreign currency translation adjustment	(50.7)				(50.3)		(0.4)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	1.1				1.1
Dividends - $0.33 per share	(24.5)			(24.5)
Stock-based compensation expense	4.5		4.5
Stock option exercise activity	2.0		2.0
Payments related to tax withholding for stock-based compensation	(8.9)					(8.9)
Balance at March 31, 2024	$2,735.0	$40.7	$1,083.0	$2,311.2	$(197.6)	$(629.0)	$126.7

Note 14 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2025:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$0.6	$0.7	$9.4	$10.7
Exit costs	—	0.2	—	0.2
Total	$0.6	$0.9	$9.4	$10.9

For the three months ended March 31, 2024:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$0.7	$1.3	$—	$2.0
Exit costs	0.3	—	—	0.3
Total	$1.0	$1.3	$—	$2.3

The following discussion explains the more significant impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts included in the tables above.

Corporate:
On March 31, 2025, Timken announced that the Company and Tarak B. Mehta, the President and CEO of the Company, had mutually agreed that Mr. Mehta would depart from the Company, including resigning as a member of the Company’s Board of Directors (the "Board"), effective immediately. The Company also announced that the Board had appointed Richard G. Kyle as the interim President and CEO of the Company, effective immediately. Mr. Kyle serves as a member of the Board and previously acted as Advisor to the CEO of the Company from September 2024 until his retirement in February 2025 after having previously served as President and CEO of the Company from 2014 to 2024. During the three months ended March 31, 2025, the Company recorded severance expense of $9.3 million, plus related taxes, for Mr. Mehta's settlement arrangement and release of claims. Approximately two-thirds of this amount is expected to be paid in 2025, with the remaining amounts paid in 2026 and 2027.
Engineered Bearings:
On February 20, 2025, the Company announced the closure of its bearing manufacturing plant in Hiddenite, North Carolina. This plant was part of the American Roller Bearing Company acquisition completed on January 31, 2023. The Company will transfer its operations to other bearing manufacturing facilities in the United States. The closure of this facility is expected to be completed during the first half of 2026 and is expected to affect approximately 60 employees. The Company expects to incur approximately $5 million to $7 million of pretax costs in total related to this closure. During the three months ended March 31, 2025, the Company recorded severance and related benefits of $0.5 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $1.9 million as of March 31, 2025, including rationalization costs recorded in cost of products sold.

Note 14 - Impairment and Restructuring Charges (continued)
Industrial Motion:
On December 6, 2024, the Company announced a reduction in force for its belts manufacturing facility in Springfield, Missouri. The reorganization of this facility is expected to affect approximately 100 employees and be completed during the first half of 2026. On November 30, 2023, the Company announced the closure of its belts manufacturing facility in Fort Scott, Kansas. The Company expects to transfer its operations to other belts manufacturing facilities. The closure of this facility is expected to be completed during the second half of 2025 and is expected to affect approximately 60 employees. The Company expects to incur approximately $12 million to $14 million of pretax costs in total related to the closure of the Fort Scott facility and the reorganization of the Springfield facility. During the three months ended March 31, 2025 and 2024, the Company recorded severance and related benefit costs of $0.4 million and $0.8 million, respectively, related to these actions. The Company has incurred cumulative pretax costs related to these actions of $7.6 million as of March 31, 2025, including rationalization costs recorded in cost of products sold.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2025 and twelve months ended December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning balance, January 1	$3.7	$5.8
Expense	10.9	9.9
Payments	(1.9)	(12.0)
Ending balance	$12.7	$3.7
On the Consolidated Balance Sheet, $10.7 million of the restructuring accrual at March 31, 2025 was included in other current liabilities, with the remaining $2.0 million included in other non-current liabilities. The restructuring accrual at December 31, 2024 was included in other current liabilities on the Consolidated Balance Sheet.

Note 15 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2025 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2025.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost (credit):
Service cost	$0.2	$0.1	$0.4	$0.5	$0.6	$0.6
Interest cost	4.3	4.3	2.7	2.5	7.0	6.8
Expected return on plan assets	(2.1)	(1.9)	(2.2)	(2.4)	(4.3)	(4.3)
Amortization of prior service cost	—	—	0.1	0.1	0.1	0.1
Net periodic benefit cost	$2.4	$2.5	$1.0	$0.7	$3.4	$3.2

Note 16 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2025 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2025.

	Three Months Ended March 31,
	2025	2024
Net periodic benefit credit:
Interest cost	0.5	0.5
Amortization of prior service credit	(2.1)	(2.1)
Net periodic benefit credit	$(1.6)	$(1.6)

Note 17 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three months ended March 31, 2025 and 2024, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2024	$(344.6)	$38.7	$4.2	$(301.7)
Other comprehensive income (loss) before reclassifications and income taxes	59.8	(0.1)	(1.8)	57.9
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(2.0)	(1.2)	(3.2)
Income tax benefit	7.3	0.5	0.9	8.7
Net current period other comprehensive income (loss), net of income taxes	67.1	(1.6)	(2.1)	63.4
Noncontrolling interest	(0.6)	—	—	(0.6)
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	66.5	(1.6)	(2.1)	62.8
Balance at March 31, 2025	$(278.1)	$37.1	$2.1	$(238.9)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)
Other comprehensive (loss) income before reclassifications and income taxes	(50.7)	—	1.7	(49.0)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	(0.2)	(2.2)
Income tax benefit (expense)	—	0.5	(0.4)	0.1
Net current period other comprehensive (loss) income, net of income taxes	(50.7)	(1.5)	1.1	(51.1)
Noncontrolling interest	0.4	—	—	0.4
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(50.3)	(1.5)	1.1	(50.7)
Balance at March 31, 2024	$(244.1)	$43.2	$3.3	$(197.6)

Foreign currency translation adjustments at March 31, 2025 and December 31, 2024 included cumulative gains of $4.1 million and $27.1 million, respectively, net of deferred taxes, related to net investment hedges. Refer to Note 19 - Derivative Instruments and Hedging Activities for additional information on the net investment hedges.
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
The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$342.8	$340.8	$2.0	$—
Cash and cash equivalents measured at net asset value	33.3
Restricted cash	0.4	0.4	—	—
Short-term investments	15.2	—	15.2	—
Foreign currency forward contracts	2.3	—	2.3	—
Total assets	$394.0	$341.2	$19.5	$—
Liabilities:
Foreign currency forward contracts	$10.0	$—	$10.0	$—
Total liabilities	$10.0	$—	$10.0	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$343.1	$341.8	$1.3	$—
Cash and cash equivalents measured at net asset value	30.1
Restricted cash	0.4	0.4	—	—
Short-term investments	15.9	—	15.9	—
Foreign currency forward contracts	4.9	—	4.9	—
Total assets	$394.4	$342.2	$22.1	$—
Liabilities:
Foreign currency forward contracts	$10.4	$—	$10.4	$—
Total liabilities	$10.4	$—	$10.4	$—
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
No material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2025 and 2024.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on Level 2 inputs (quoted market prices), was $1,692.4 million and $1,659.2 million at March 31, 2025 and December 31, 2024, respectively. The carrying value of this debt was $1,711.4 million and $1,675.6 million at March 31, 2025 and December 31, 2024, respectively. The difference between fair value and carrying value primarily reflects the net impact of changes in prevailing interest rates and credit spreads since the fixed-rate debt was issued.
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
On May 23, 2024, the Company designated its 2034 Notes as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three months ended March 31, 2025 was a loss of $27.7 million recorded to accumulated other comprehensive (loss) income.
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027, as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three months ended March 31, 2025 was a loss of $2.5 million recorded to accumulated other comprehensive (loss) income.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2025 and December 31, 2024, the Company had $422.6 million and $471.6 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.

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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in certain foreign currencies with forward contracts. When the dollar strengthens significantly against these foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of March 31, 2025 and December 31, 2024, the Company had $66.2 million and $63.0 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of March 31, 2025 and December 31, 2024, the Company had $356.4 million and $408.6 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three months ended March 31, 2025 and 2024, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2025	2024
Foreign currency forward contracts	Other expense, net	$(1.1)	$(6.1)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy® and Lagersmit®. Timken employs approximately 19,000 people globally in 45 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
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

Overview:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net sales	$1,140.3	$1,190.3	$(50.0)	(4.2%)
Net income	91.4	110.6	(19.2)	(17.4%)
Net income attributable to noncontrolling interest	13.1	7.1	6.0	84.5%
Net income attributable to The Timken Company	$78.3	$103.5	$(25.2)	(24.3%)
Diluted earnings per share	$1.11	$1.46	$(0.35)	(24.0%)
Average number of shares – diluted	70,513,937	70,880,015	—	(0.5%)

Net sales decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease was primarily driven by lower end-market demand in both segments, as well as the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions.
Net income decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 primarily due to the impact of lower volume, higher manufacturing costs, higher impairment and restructuring charges, unfavorable price/mix and the unfavorable impact of foreign currency exchange rate changes, partially offset by lower tax expense and the benefit of acquisitions.
Outlook:
In early 2025, the United States government announced the imposition of import tariffs on all countries. The baseline reciprocal tariff is 10%, with higher tariffs imposed on certain countries like China, Mexico and Canada, and sectors like steel, aluminum and automotive. The Company is taking steps to mitigate the increased costs from incremental tariffs through pricing, surcharges and other actions. Timken is also monitoring the impact that tariffs could have on global economic demand. The Company currently expects that tariffs and the related macroeconomic effects will adversely impact operating income in 2025.
As a result, the Company expects 2025 full-year revenues to be down in total compared to 2024, primarily driven by lower demand related to international trade volatility and the impact of unfavorable foreign currency exchange rates, partially offset by favorable pricing and the benefit of acquisitions completed during 2024. The Company's earnings are expected to be down in 2025 compared with 2024, primarily due to the impact of lower organic sales volume, higher tariffs and unfavorable foreign currency exchange rate changes, offset partially by lower operating costs and the favorable impact of acquisitions.
The Company expects to generate a higher amount of cash from operating activities in 2025 compared to 2024, driven by improved working capital performance, a lower level of capital expenditures, and lower cash taxes. The Company expects capital expenditures in 2025 to be in the range of 3.5% of sales.

THE STATEMENT OF INCOME
Operating Income:

Three Months Ended March 31,
2025	2024	$ Change	Change
Net sales	$1,140.3	$1,190.3	$(50.0)	(4.2%)
Cost of products sold	781.6	792.7	(11.1)	(1.4%)
Selling, general and administrative expenses	184.8	190.7	(5.9)	(3.1%)
Amortization of intangible assets	19.0	20.0	(1.0)	(5.0%)
Impairment and restructuring charges	10.9	2.3	8.6	373.9%
Operating income	$144.0	$184.6	(40.6)	(22.0%)
Operating income % to net sales	12.6%	15.5%	(290)	bps

Net sales decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease was driven by lower organic revenue of $37 million and the unfavorable impact of foreign currency exchange rate changes of $25 million, partially offset by the favorable impact of acquisitions of $12 million.
Operating income decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024, primarily due to the impact of lower volume, higher manufacturing costs, higher impairment and restructuring charges, unfavorable price/mix and the unfavorable impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions.
•Cost of products sold decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024, due to the impact of foreign currency exchange rate changes of $18 million and the impact of lower volume of $12 million, partially offset by higher manufacturing costs of $12 million and the incremental cost of goods sold from acquisitions of $4 million.
•Selling, general and administrative ("SG&A") expenses decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024, primarily due to the favorable impact of foreign currency exchange rates and reduced discretionary spending to align with the lower demand levels.
•Impairment and restructuring charges were higher for the three months ended March 31, 2025 compared with the three months ended March 31, 2024, primarily due to severance related to the CEO transition during the three months ended March 31, 2025.
Interest Income and Expense:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense	$(26.5)	$(32.2)	$5.7	(17.7%)
Interest income	2.3	2.8	$(0.5)	(17.9%)
Interest expense, net	$(24.2)	$(29.4)	$5.2	(17.7%)

The decrease in interest expense for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 was primarily due to lower average debt levels.

Other Income (Expense):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Non-service pension and other postretirement expense	$(1.2)	$(1.0)	$(0.2)	20.0%
Other expense, net	(0.3)	(0.9)	0.6	(66.7%)
Total other expense, net	$(1.5)	$(1.9)	$0.4	(21.1%)

Income Tax Expense:

	Three Months Ended March 31,
	2025	2024	$ Change	Change
Provision for income taxes	$26.9	$42.7	$(15.8)	(37.0%)
Effective tax rate	22.7%	27.9%		(520)	bps

Income tax expense decreased $15.8 million for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to lower pre-tax earnings and the net favorable impact of discrete items in comparison to the year ago period. The favorable discrete items in the current period primarily related to the reversal of accruals for uncertain tax positions to account for the expiration of statutes of limitation in jurisdictions outside the United States.
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
The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of the acquisitions completed in 2024 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.
The following item highlights the Company's acquisition completed in 2024:
•The Company acquired CGI, Inc. ("CGI") during the third quarter of 2024. Results for CGI are reported in the Industrial Motion segment.
Engineered Bearings Segment:

Three Months Ended March 31,
2025	2024	$ Change	Change
Net sales	$760.7	$802.5	$(41.8)	(5.2%)
Cost of products sold	(523.3)	(540.8)	17.5	(3.2%)
Selling, general and administrative expenses	(102.5)	(105.9)	3.4	(3.2%)
Other segment items	0.7	1.8	(1.1)	(61.1%)
Depreciation and amortization	23.6	23.8	(0.2)	(0.8%)
Adjusted EBITDA	$159.2	$181.4	$(22.2)	(12.2%)
Adjusted EBITDA margin	20.9%	22.6%	(170)	bps

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net sales	$760.7	$802.5	$(41.8)	(5.2%)
Less: Currency	(19.4)	—	(19.4)	NM
Net sales, excluding the impact of currency	$780.1	$802.5	$(22.4)	(2.8%)

The Engineered Bearings segment's net sales, excluding the effects of foreign currency exchange rate changes, decreased $22.4 million or 2.8% in the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease was primarily driven by lower demand across most market sectors, with auto/truck and heavy industries sectors posting the largest declines, partially offset by higher renewable energy demand.
Adjusted EBITDA for the Engineered Bearings segment decreased for the three months ended March 31, 2025 by $22.2 million or 12.2% compared with the three months ended March 31, 2024, primarily due to the impact of lower volume, unfavorable price/mix and unfavorable foreign currency exchange rate changes.
•Cost of products sold decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to the impact of foreign currency exchange rate changes of $14 million and the impact of lower volume of $7 million.
•SG&A expenses decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 driven primarily by the favorable impact of foreign currency exchange rate changes and reduced discretionary spending.

Industrial Motion Segment:

Three Months Ended March 31,
2025	2024	$ Change	Change
Net sales	$379.6	$387.8	$(8.2)	(2.1%)
Cost of products sold	(256.6)	(245.5)	(11.1)	4.5%
Selling, general and administrative expenses	(68.0)	(70.9)	2.9	(4.1%)
Other segment items	—	(0.1)	0.1	(100.0%)
Depreciation and amortization	12.1	10.8	1.3	12.0%
Adjusted EBITDA	$67.1	$82.1	$(15.0)	(18.3%)
Adjusted EBITDA margin	17.7%	21.2%	(350)	bps

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net sales	$379.6	$387.8	$(8.2)	(2.1%)
Less: Acquisitions	12.3	—	12.3	NM
Currency	(5.7)	—	(5.7)	NM
Net sales, excluding the impact of acquisitions and currency	$373.0	$387.8	$(14.8)	(3.8%)

The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $14.8 million or 3.8% in the three months ended March 31, 2025 compared with the three months ended March 31, 2024. The decrease reflects lower demand across most platforms, with industrial services and lubrication systems experiencing the largest declines, partially offset by growth in the drive systems platform.
Adjusted EBITDA decreased $15.0 million or 18.3% for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 primarily due to the impact of lower volume and higher manufacturing costs, partially offset by the benefit of acquisitions and lower SG&A expenses.
•Cost of products sold increased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to the impact of higher manufacturing costs of $10 million and the incremental cost of goods sold from acquisitions of $8 million, partially offset by the impact of lower volume of $5 million.
•SG&A expenses decreased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to reduced discretionary spending, partially offset by the incremental SG&A expense from acquisitions.

Unallocated Corporate

	Three Months Ended March 31,
	2025	2024	$ Change	Change
Unallocated corporate expense	$(18.2)	$(17.1)	$(1.1)	6.4%
Unallocated corporate expense % to net sales	(1.6%)	(1.4%)		(20)	bps

Unallocated corporate expense increased for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 primarily due to an increase in compensation expense.

CASH FLOW

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash provided by operating activities	$58.6	$49.3	$9.3
Net cash used in investing activities	(32.5)	(24.5)	(8.0)
Net cash used in financing activities	(30.6)	(15.0)	(15.6)
Effect of exchange rate changes on cash	7.4	(6.8)	14.2
Increase in cash and cash equivalents and restricted cash	$2.9	$3.0	$(0.1)
Operating Activities:
The increase in net cash provided by operating activities for the first three months of 2025 compared with the first three months of 2024 was due to the favorable impact of working capital items of $48.7 million, partially offset by a decrease in net income of $19.2 million and lower accrued income taxes of $16 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the first three months of 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change
Cash (used in) provided by:
Accounts receivable	$(70.8)	$(106.1)	$35.3
Unbilled receivables	(18.2)	9.5	(27.7)
Inventories	15.3	(11.1)	26.4
Trade accounts payable	20.2	20.7	(0.5)
Other accrued expenses	(16.0)	(31.2)	15.2
Cash used in working capital items	$(69.5)	$(118.2)	$48.7

The following table displays the impact of income taxes on cash during the first three months of 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change
Accrued income tax expense	$26.9	$42.7	$(15.8)
Income tax payments	(23.4)	(19.3)	(4.1)
Other items	—	(2.9)	2.9
Change in income taxes	$3.5	$20.5	$(17.0)
Investing Activities:
The increase in net cash used in investing activities for the first three months of 2025 compared with the first three months of 2024 was due to a decrease in cash from the net liquidation of short-term marketable securities of $18.9 million, partially offset by lower capital expenditures of $8.9 million.

Financing Activities:
The change in net cash used in financing activities for the first three months of 2025 compared with the first three months of 2024 was due to an increase in the purchase of treasury shares of $23.1 million, partially offset by a decrease in net borrowings of $10.4 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31, 2025	December 31, 2024
Short-term debt, including current portion of long-term debt	$21.7	$13.0
Long-term debt	2,105.4	2,049.7
Total debt	$2,127.1	$2,062.7
Less: Cash and cash equivalents	376.1	373.2
Net debt	$1,751.0	$1,689.5

Ratio of Net Debt to Capital:

	March 31, 2025	December 31, 2024
Net debt	$1,751.0	$1,689.5
Total equity	3,089.0	2,984.1
Net debt plus total equity (capital)	$4,840.0	$4,673.6
Ratio of net debt to capital	36.2%	36.1%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At March 31, 2025, the Company had strong liquidity with $376.1 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $820.0 million available under committed credit lines. Of the $376.1 million of cash and cash equivalents, $355.1 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of a $750.0 million Senior Credit Facility and a $400.0 million 2027 Term Loan that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on SOFR. At March 31, 2025, the Company had no outstanding borrowings under the Senior Credit Facility. The Credit Agreement has two defined financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2025, the Company's consolidated net leverage ratio was 2.17 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2025, the Company's consolidated interest coverage ratio was 7.70 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding Euro borrowings was 3.76% over the quarter ending March 31, 2025. There were no U.S. dollar borrowings during the quarter. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of March 31, 2025, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2026. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. The Accounts Receivable Facility had no borrowing base limitations at March 31, 2025. As of March 31, 2025, the Company had $30 million of outstanding borrowings under the Accounts Receivable Facility, which reduced the availability to $70 million.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $233.8 million. At March 31, 2025, the Company had borrowings outstanding of $7.4 million and bank guarantees of $0.3 million, which reduced the aggregate availability under these facilities to $226.1 million.
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
At March 31, 2025, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate a higher amount of cash from operating activities in 2025 compared to 2024, driven by improved working capital performance, a lower level of capital expenditures, and lower cash taxes. The Company expects capital expenditures in 2025 to be in the range of 3.5% of sales.
Financing Obligations and Other Commitments:
During the first three months of 2025, the Company made cash contributions and payments of $23.2 million to its global defined benefit pension plans and $0.6 million to its other postretirement benefit plans. In 2025, the Company expects to make contributions to its global defined benefit pension plans of approximately $36 million and to make payments of approximately $3 million to its other postretirement benefit plans. Excluding actuarial gains and losses, the Company expects higher pension and other postretirement benefits expense in 2025 compared to 2024 primarily due to lower expected returns on pension plan assets and higher interest expense.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2024, during the three months ended March 31, 2025.

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
For the three months ended March 31, 2025, the Company recorded positive foreign currency translation adjustments of $66.5 million that increased shareholders' equity, compared with negative foreign currency translation adjustments of $50.3 million that decreased shareholders' equity for the three months ended March 31, 2024. The foreign currency translation adjustments for the three months ended March 31, 2025 were impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Euro, the Romanian Leu, and the Brazilian Real.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended March 31, 2025 totaled $1.1 million of net gains, compared with $3.2 million of net losses during the three months ended March 31, 2024.

CEO Succession:
On September 5, 2024, the Company's Board appointed Tarak B. Mehta President and CEO of the Company and appointed Richard G. Kyle Advisor to the CEO. Mr. Mehta succeeded Mr. Kyle, who had served as Timken’s President and CEO since 2014. On March 31, 2025, Timken announced that the Company and Mr. Mehta had mutually agreed that Mr. Mehta would depart from the Company, including resigning as a member of the Company’s Board, effective immediately. The Company also announced that the Board had appointed Mr. Kyle as the interim President and CEO of the Company, effective immediately. During the three months ended March 31, 2025, the Company recorded severance of $9.3 million, plus related taxes, for Mr. Mehta's settlement arrangement and release of claims. Approximately two-thirds of this amount is expected to be paid in 2025, with the remaining amounts paid in 2026 and 2027.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended March 31,
	2025	2024
Net Sales	$1,140.3	$1,190.3
Net Income Attributable to The Timken Company	78.3	103.5
Net Income Attributable to The Timken Company as a Percentage of Sales	6.9%	8.7%
Adjustments:
Acquisition intangible amortization	19.0	20.0
Impairment, restructuring and reorganization charges (1)	3.2	4.8
Acquisition-related charges (2)	—	4.7
Gain on sale of certain assets (3)	(1.2)	(0.7)
CEO succession expenses (4)	8.6	—
Noncontrolling interest of above adjustments	3.8	(0.1)
Provision for income taxes (7)	(13.1)	(6.5)
Adjusted Net Income	$98.6	$125.7
Net income attributable to noncontrolling interest	13.1	7.1
Provision for income taxes (as reported)	26.9	42.7
Interest expense	26.5	32.2
Interest income	(2.3)	(2.8)
Depreciation and amortization expense (5)	55.0	54.9
Less: Acquisition intangible amortization	19.0	20.0
Less: Noncontrolling interest (6)	3.8	(0.1)
Less: Provision for income taxes (7)	(13.1)	(6.5)
Adjusted EBITDA	$208.1	$246.4
Adjusted EBITDA Margin (% of net sales)	18.2%	20.7%
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
(2) Acquisition-related charges represent deal-related expenses associated with completed transactions and any resulting inventory step-up impact.
(3) Represents the net gain resulting from the sale of certain assets.
(4) On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company would be departing from the Company, effective immediately, and Richard G. Kyle will be serving as interim President and CEO. CEO succession expenses primarily relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of stock compensation expense for stock awards forfeited. During 2024, the Company announced that Mr. Kyle, President and CEO of the Company would be retiring from his position as CEO as of February 15, 2025 and that Mr. Mehta would be appointed CEO on September 5, 2024. CEO succession expenses also include the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition in 2024.
(5) Depreciation and amortization shown excludes depreciation recognized in reorganization charges, if any.
(6) Represents the noncontrolling interest impact of the adjustments listed above, as well as the reversal of uncertain tax positions related to Timken India Limited.
(7) Provision for income taxes includes the net tax impact on pre-tax adjustments (listed above), the impact of discrete tax items recorded during the respective periods as well as other adjustments to reflect the use of one overall effective tax rate on adjusted pre-tax income in interim periods.

Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Three Months Ended March 31,
	2025	2024
Diluted earnings per share (EPS)	$1.11	$1.46
Adjusted EPS	$1.40	$1.77
Diluted Shares	70,513,937	70,880,015

Free Cash Flow:
Free cash flow represents net cash provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$58.6	$49.3
Capital expenditures	(35.2)	(44.1)
Free cash flow	$23.4	$5.2

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended March 31, 2025 and December 31, 2024 was $356.1 million and $375.3 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.2 and 2.0 at March 31, 2025 and December 31, 2024.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	March 31, 2025	December 31, 2024
Net income	$356.1	$375.3
Provision for income taxes	103.1	118.9
Interest expense	119.4	125.1
Interest income	(14.4)	(14.9)
Depreciation and amortization	221.6	221.8
Consolidated EBITDA	785.8	826.2
Adjustments:
Impairment, restructuring and reorganization charges (1)	$16.5	$17.8
Corporate pension and other postretirement benefit related income (2)	(1.3)	(1.3)
Acquisition-related charges (3)	8.3	13.0
Gain on sale of certain assets (4)	(15.2)	(14.7)
Property losses and related expenses (5)	1.2	1.2
CEO succession expenses (6)	12.3	3.7
Total adjustments	20.7	18.6
Adjusted EBITDA	$806.5	$844.8
Net Debt	$1,751.0	$1,689.5
Ratio of Net Debt to Adjusted EBITDA	2.2	2.0
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
(4) Represents the net gain resulting from sale of certain assets. Gain on sale of certain assets for the third quarter of 2024 included $13.8 million gain related to the sale of the Gaffney, South Carolina plant.
(5) Represents property loss and related expenses incurred during the periods presented resulting from property loss that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia.
(6) On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company would be departing from the Company, effective immediately, and Richard G. Kyle will be serving as interim President and CEO. During 2024, the Company announced that Mr. Kyle, President and CEO of the Company would be retiring from his position as CEO as of February 15, 2025 and that Mr. Mehta would be appointed CEO on September 5, 2024. CEO succession expenses for the twelve months ended March 31, 2025 relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of stock compensation expense for stock awards forfeited, plus the acceleration of certain stock compensation awards for Mr. Kyle in connection with his retirement, and other one-time costs associated with the transition in 2024.

FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
•deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conduct business, including adverse effects from a global economic slowdown or recession, pandemics, epidemics or other public health concerns, terrorism, or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers or suppliers conduct business, changes in currency valuations, additional costs, taxes and restrictions related to repatriation of cash in international jurisdictions, strained geopolitical relations between countries in which we have significant operations, and recent world events that have increased macroeconomic risks posed by international trade disputes, tariffs and sanctions;
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
•the rapidly evolving global regulatory landscape and the corresponding heightened operational complexity and compliance risks;
•changes in worldwide financial and capital markets, including fluctuations in interest rates, impacting the availability of financing on satisfactory terms as a result of financial stress affecting the banking system or otherwise, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;
•the Company's ability to satisfy its obligations and comply with covenants under its debt agreements, maintain favorable credit ratings and its ability to renew or refinance borrowings on favorable terms;
•the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
•those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 or this Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended March 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about legal proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. We believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of open proceedings as of March 31, 2025 will not have a material adverse effect on the Company’s consolidated financial position or annual results of operations.
Item 1A. Risk Factors
The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Shares
The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2025.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/2025 - 1/31/2025	—	$—	—	2,138,990
2/1/2025 - 2/28/2025	238,210	81.87	122,730	2,016,260
3/1/2025 - 3/31/2025	173,331	75.47	173,331	1,842,929
Total	411,541	$79.17	296,061	—
(1)Of the shares purchased in February, 115,480 represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

Item 5. Other Information
During the fiscal quarter ended March 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Item 6. Exhibits

10.1	Separation Agreement and Release, dated as of March 31, 2025, by and between Tarak B. Mehta and The Timken Company.

10.2	Performance-Based Restricted Stock Units Agreement, dated as of April 22, 2025, by and between The Timken Company and Richard G. Kyle (covering the performance period from January 1, 2023 through December 31, 2025), granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as may be amended or amended and restated from time to time.

10.3	Performance-Based Restricted Stock Units Agreement, dated as of April 22, 2025, by and between The Timken Company and Richard G. Kyle (covering the performance period from January 1, 2024 through December 31, 2026), granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as may be amended or amended and restated from time to time.

10.4	Deferred Shares Agreement, dated as of April 22, 2025, by and between The Timken Company and Richard G. Kyle, granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as may be amended or amended and restated from time to time.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2025 filed on April 30, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: April 30, 2025	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2025	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)