Form 10-Q
period 2025-09-30
TIMKEN CO
filed 2025-10-29
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at September 30, 2025
Common Shares, without par value	69,655,588 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions, except per share data)
Net sales	$1,157.1	$1,126.8	$3,470.8	$3,499.4
Cost of products sold	808.1	782.4	2,402.8	2,383.8
Selling, general and administrative expenses	186.4	189.7	560.9	564.5
Amortization of intangible assets	20.2	19.7	59.1	58.7
Impairment and restructuring charges	3.0	2.5	16.8	8.1
Gain on sale of real estate	—	(13.8)	—	(13.8)
Operating Income	139.4	146.3	431.2	498.1
Interest expense	(27.3)	(30.3)	(83.6)	(97.1)
Interest income	2.4	3.4	7.7	11.3
Non-service pension and other postretirement expense	(1.3)	(0.9)	(3.7)	(2.9)
Other expense, net	(5.7)	(6.3)	(9.4)	(6.0)
Income Before Income Taxes	107.5	112.2	342.2	403.4
Provision for income taxes	33.2	24.6	90.8	103.2
Net Income	74.3	87.6	251.4	300.2
Less: Net income attributable to noncontrolling interest	5.0	5.8	25.3	18.7
Net Income Attributable to The Timken Company	$69.3	$81.8	$226.1	$281.5

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.99	$1.17	$3.24	$4.01

Diluted earnings per share	$0.99	$1.16	$3.22	$3.98
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)
Net Income	$74.3	$87.6	$251.4	$300.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16.8)	78.7	193.9	(1.3)
Pension and postretirement liability adjustments	(1.5)	(1.6)	(4.8)	(4.6)
Change in fair value of derivative financial instruments	0.6	(1.6)	(5.1)	(1.3)
Other comprehensive (loss) income, net of tax	(17.7)	75.5	184.0	(7.2)
Comprehensive income, net of tax	56.6	163.1	435.4	293.0
Less: comprehensive (loss) income attributable to noncontrolling interest	(1.0)	5.2	19.5	17.6
Comprehensive income attributable to The Timken Company	$57.6	$157.9	$415.9	$275.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$449.1	$373.2
Restricted cash	2.4	0.4
Accounts receivable, net	755.9	664.6
Unbilled receivables	160.7	140.8
Inventories, net	1,225.9	1,195.6
Deferred charges and prepaid expenses	46.5	39.5
Other current assets	91.5	102.8
Total Current Assets	2,732.0	2,516.9
Property, Plant and Equipment, net	1,341.2	1,306.9
Other Assets
Goodwill	1,483.6	1,383.3
Other intangible assets, net	1,021.6	1,006.5
Operating lease assets	140.8	130.6
Deferred income taxes	52.7	41.0
Other non-current assets	30.0	25.8
Total Other Assets	2,728.7	2,587.2
Total Assets	$6,801.9	$6,411.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$345.3	$321.7
Short-term debt, including current portion of long-term debt	21.4	13.0
Salaries, wages and benefits	152.0	142.2
Income taxes payable	20.3	24.4
Other current liabilities	340.2	319.2
Total Current Liabilities	879.2	820.5
Non-Current Liabilities
Long-term debt	2,091.4	2,049.7
Accrued pension benefits	142.6	157.7
Accrued postretirement benefits	29.8	29.8
Long-term operating lease liabilities	94.4	84.0
Deferred income taxes	163.5	175.0
Other non-current liabilities	104.2	110.2
Total Non-Current Liabilities	2,625.9	2,606.4
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2025 – 79,590,369 shares; 2024 – 79,173,667 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,291.1	1,269.3
Retained earnings	2,641.0	2,488.8
Accumulated other comprehensive loss	(111.9)	(301.7)
Treasury shares at cost (2025 – 9,934,781 shares; 2024 – 9,174,863 shares)	(726.2)	(670.6)
Total Shareholders’ Equity	3,134.7	2,826.5
Noncontrolling Interest	162.1	157.6
Total Equity	3,296.8	2,984.1
Total Liabilities and Equity	$6,801.9	$6,411.0
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$251.4	$300.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170.9	165.6
Impairment charges	—	2.0
Gain on sale of assets	(1.4)	(14.6)
Deferred income tax benefit	(10.0)	(8.5)
Stock-based compensation expense	20.7	16.7
Pension and other postretirement expense	5.7	4.9
Pension and other postretirement benefit contributions and payments	(35.1)	(22.9)
Changes in operating assets and liabilities:
Accounts receivable	(64.0)	(88.5)
Unbilled receivables	(19.8)	(18.3)
Inventories	13.2	(12.5)
Accounts payable, trade	21.5	(16.7)
Other accrued expenses	23.3	11.1
Income taxes	(8.1)	(20.5)
Other, net	2.7	(0.9)
Net Cash Provided by Operating Activities	371.0	297.1
Investing Activities
Capital expenditures	(105.6)	(116.4)
Acquisitions, net of cash acquired	—	(167.7)
Proceeds from disposal of property, plant and equipment	2.7	17.5
Proceeds from divestitures, net of cash divested	—	0.3
Investments in short-term marketable securities, net	(4.2)	16.5
Other, net	—	(0.2)
Net Cash Used in Investing Activities	(107.1)	(250.0)
Financing Activities
Cash dividends paid to shareholders	(73.9)	(72.2)
Purchase of treasury shares	(45.7)	(31.4)
Proceeds from exercise of stock options	1.1	5.5
Payments related to tax withholding for stock-based compensation	(9.9)	(10.0)
Borrowings on accounts receivable facility	309.0	257.0
Payments on accounts receivable facility	(309.0)	(252.0)
Proceeds from long-term debt	61.0	1,515.9
Payments on long-term debt	(124.1)	(1,475.2)
Deferred financing costs	—	(5.5)
Short-term debt activity, net	(0.3)	(216.3)
Noncontrolling interest dividends paid	(15.0)	(1.1)
Proceeds from the sale of shares in Timken India Limited	—	232.3
Other	—	(1.2)
Net Cash Used in Financing Activities	(206.8)	(54.2)
Effect of exchange rate changes on cash	20.8	1.2
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	77.9	(5.9)
Cash, cash equivalents and restricted cash at beginning of year	373.6	419.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$451.5	$413.4
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

Recent Accounting Pronouncements:
New Accounting Guidance Issued and Not Yet Adopted:
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 provides updated guidance to better align the capitalization of internal-use software costs with the software development lifecycle. The amendments clarify which costs should be capitalized and when capitalization should begin. For public entities, the guidance is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that a public entity disclose detailed information about types of expense. Specifically, a public entity would disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d). In addition, a public entity should include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements. A public entity would also disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amounts of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public entities, the new guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The new guidance should be applied either prospectively to financial statements issued after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company plans to apply the new guidance prospectively upon adoption of ASU 2024-03. The Company is currently evaluating the other features of the new guidance.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid. The amendments in this update require that public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require that all entities disclose on an annual basis the amount of income taxes paid disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public entities, the new guidance is effective for annual periods beginning after December 15, 2024. The Company is preparing to adopt the new disclosure requirements beginning with its Annual Report on Form 10-K for the year ending December 31, 2025.

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
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:
For the three months ended September 30, 2025:

	Engineered Bearings	Industrial Motion	Total
Net sales	$765.8	$391.3	$1,157.1
Cost of products sold (1)	(542.9)	(263.5)
Selling, general and administrative expenses (2)	(104.0)	(65.8)
Other segment items (3)	0.2	(0.2)
Depreciation and amortization (4)	25.1	12.7
Adjusted EBITDA for reportable segments	$144.2	$74.5	$218.7

Unallocated corporate expense			(17.0)
Impairment, restructuring and reorganization charges			(4.5)
Gain on the sale of certain assets			0.5
CEO transition expenses			(6.7)
Depreciation and amortization			(58.6)
Interest expense			(27.3)
Interest income			2.4
Income before income taxes			$107.5
For the nine months ended September 30, 2025:

	Engineered Bearings	Industrial Motion	Total
Net sales	$2,303.9	$1,166.9	$3,470.8
Cost of products sold (1)	(1,612.2)	(785.2)
Selling, general and administrative expenses (2)	(309.7)	(204.6)
Other segment items (3)	1.7	(0.2)
Depreciation and amortization (4)	73.1	37.3
Adjusted EBITDA for reportable segments	$456.8	$214.2	$671.0

Unallocated corporate expense			(53.0)
Impairment, restructuring and reorganization charges			(12.3)
Gain on the sale of certain assets			1.8
CEO transition expenses			(18.5)
Depreciation and amortization			(170.9)
Interest expense			(83.6)
Interest income			7.7
Income before income taxes			$342.2

Note 3 - Segment Information (continued)
For the three months ended September 30, 2024:

	Engineered Bearings	Industrial Motion	Total
Net sales	$740.7	$386.1	$1,126.8
Cost of products sold (1)	(526.0)	(253.7)
Selling, general and administrative expenses (2)	(103.0)	(69.0)
Other segment items (3)	2.1	(0.3)
Depreciation and amortization (4)	24.6	11.1
Adjusted EBITDA for reportable segments	$138.4	$74.2	$212.6

Unallocated corporate expense			(22.6)
Impairment, restructuring and reorganization charges			(3.1)
Acquisition-related charges			(3.1)
Gain on the sale of certain assets			13.8
CEO transition expenses			(1.5)
Property losses and related expenses			(0.9)
Depreciation and amortization			(56.1)
Interest expense			(30.3)
Interest income			3.4
Income before income taxes			$112.2
For the nine months ended September 30, 2024:

	Engineered Bearings	Industrial Motion	Total
Net sales	$2,326.6	$1,172.8	$3,499.4
Cost of products sold (1)	(1,604.9)	(765.2)
Selling, general and administrative expenses (2)	(314.4)	(204.0)
Other segment items (3)	6.5	(0.3)
Depreciation and amortization (4)	72.2	32.7
Adjusted EBITDA for reportable segments	$486.0	$236.0	$722.0

Unallocated corporate expense			(55.4)
Impairment, restructuring and reorganization charges			(11.9)
Acquisition-related charges			(10.8)
Gain on the sale of certain assets			14.7
CEO transition expenses			(2.7)
Property losses and related expenses			(1.1)
Depreciation and amortization			(165.6)
Interest expense			(97.1)
Interest income			11.3
Income before income taxes			$403.4
(1) Cost of products sold excludes acquisition-related and reorganization charges.
(2) Selling, general, and administrative expenses exclude acquisition-related charges and CEO transition expenses.
(3) Other segment items are Other (expense) income, net and exclude the gain on the sale of certain assets.
(4) Depreciation and amortization excludes acquisition intangible amortization and depreciation recognized in reorganization charges, if any.

Note 3 - Segment Information (continued)
The following tables provides additional segment financial information:

	September 30, 2025	December 31, 2024
Assets by Segment:
Engineered Bearings	$3,284.2	$3,126.1
Industrial Motion	3,014.9	2,822.6
Corporate (5)	502.8	462.3
	$6,801.9	$6,411.0
(5) Corporate assets include cash and cash equivalents and corporate buildings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Engineered Bearings	$26.3	$27.5	$72.5	$90.8
Industrial Motion	10.7	7.3	32.7	25.1
Corporate	0.3	0.2	0.4	0.5
	$37.3	$35.0	$105.6	$116.4
Depreciation and amortization:
Engineered Bearings	$28.4	$27.5	$82.5	$81.0
Industrial Motion	30.0	28.2	87.8	83.5
Corporate	0.2	0.4	0.6	1.1
	$58.6	$56.1	$170.9	$165.6

Note 4 - Revenue
The following table presents details deemed relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$323.1	$205.1	$528.2	$310.4	$202.4	$512.8
Americas excluding the United States	91.2	23.9	115.1	95.5	28.1	123.6
Europe / Middle East / Africa	150.0	135.2	285.2	139.9	124.0	263.9
Asia-Pacific	201.5	27.1	228.6	194.9	31.6	226.5
Net sales	$765.8	$391.3	$1,157.1	$740.7	$386.1	$1,126.8

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$954.3	$619.2	$1,573.5	$981.4	$598.6	$1,580.0
Americas excluding the United States	277.7	67.1	344.8	286.5	79.2	365.7
Europe / Middle East / Africa	438.2	401.2	839.4	460.4	401.8	862.2
Asia-Pacific	633.7	79.4	713.1	598.3	93.2	691.5
Net sales	$2,303.9	$1,166.9	$3,470.8	$2,326.6	$1,172.8	$3,499.4

Note 4 - Revenue (continued)
When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percent of revenue by sales channel for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended	Nine Months Ended
Revenue by sales channel	September 30, 2025	September 30, 2024
Original equipment manufacturers	60%	55%
Distribution/direct to end users	40%	45%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services and type of customer is also relevant. During the nine months ended September 30, 2025 and September 30, 2024, approximately 9% and 10%, respectively, of total net sales were recognized over-time because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Finally, business with the United States ("U.S.") government or its contractors represented approximately 7% and 6% of total net sales during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $233 million at September 30, 2025.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024:

	September 30, 2025	December 31, 2024
Beginning balance, January 1	$140.8	$144.5
Additional unbilled revenue recognized	274.4	380.5
Less: amounts billed to customers	(254.5)	(384.2)
Ending balance	$160.7	$140.8
There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024:

	September 30, 2025	December 31, 2024
Beginning balance, January 1	$41.4	$45.4
Acquisitions	—	0.7
Revenue received or billed in advance of recognition	145.5	153.0
Less: revenue recognized	(121.1)	(157.7)
Ending balance	$65.8	$41.4

Note 5 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$33.2	$24.6	$90.8	$103.2
Effective tax rate	30.9%	21.9%	26.5%	25.6%
Income tax expense for the three and nine months ended September 30, 2025 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% due to the actual and projected mix of earnings in non-U.S. jurisdictions with relatively higher tax rates, U.S. state and local income taxes, and other permanent differences (net).
The effective tax rate of 30.9% for the three months ended September 30, 2025 was higher than the effective tax rate for the three months ended September 30, 2024 primarily due to the 2025 discrete impact of the accrual of withholding taxes on dividend distributions.
The effective tax rate of 26.5% for the nine months ended September 30, 2025 was higher than the effective tax rate for the nine months ended September 30, 2024 primarily due to the net unfavorable impact of discrete items in comparison to the year ago period. This was partially offset by a decrease in the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates.
Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to The Timken Company	$69.3	$81.8	$226.1	$281.5
Denominator:
Weighted average number of shares outstanding - basic	69,650,093	70,120,860	69,810,153	70,246,103
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	457,098	542,881	423,106	546,983
Weighted average number of shares outstanding assuming dilution of stock options and awards	70,107,191	70,663,741	70,233,259	70,793,086
Basic earnings per share	$0.99	$1.17	$3.24	$4.01
Diluted earnings per share	$0.99	$1.16	$3.22	$3.98
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three and nine months ended September 30, 2025 and 2024. In addition, there were 58,460 and 66,550 antidilutive stock awards, including performance-based restricted stock units and restricted stock units, outstanding during the three and nine months ended September 30, 2025, respectively.

Note 7 - Inventories
The components of inventories at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Manufacturing supplies	$44.9	$42.8
Raw materials	134.0	155.2
Work in process	507.4	476.0
Finished products	632.8	595.0
Subtotal	1,319.1	1,269.0
Allowance for obsolete and surplus inventory	(93.2)	(73.4)
Total inventories, net	$1,225.9	$1,195.6
Inventories are valued at net realizable value, with approximately 59% valued on the first-in, first-out ("FIFO") method and the remaining 41% valued on the last-in, first-out ("LIFO") method. The majority of the Company's U.S. inventories are valued on the LIFO method. The Company's non-U.S. inventories are valued on the FIFO method.
The LIFO reserve as of September 30, 2025 and December 31, 2024 was $291.4 million and $257.2 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on current inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance, January 1	$692.0	$691.3	$1,383.3
Foreign currency translation adjustments and other changes	12.0	88.3	100.3
Ending balance	$704.0	$779.6	$1,483.6
The following table displays intangible assets as of September 30, 2025 and December 31, 2024:

	Balance at September 30, 2025			Balance at December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$861.6	$(309.1)	$552.5	$805.7	$(262.9)	$542.8
Technology and know-how	391.8	(146.1)	245.7	369.6	(120.4)	249.2
Trade names	116.5	(22.1)	94.4	107.5	(16.9)	90.6
Capitalized software	310.9	(283.3)	27.6	302.8	(276.1)	26.7
Other	10.3	(9.4)	0.9	11.0	(9.8)	1.2
	$1,691.1	$(770.0)	$921.1	$1,596.6	$(686.1)	$910.5
Intangible assets not subject to amortization:
Trade names	$91.8		$91.8	$87.3		$87.3
FAA air agency certificates	8.7		8.7	8.7		8.7
	$100.5		$100.5	$96.0		$96.0
Total intangible assets	$1,791.6	$(770.0)	$1,021.6	$1,692.6	$(686.1)	$1,006.5
Amortization expense for intangible assets was $65.3 million and $64.2 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense for intangible assets is projected to be approximately $88 million in 2025; $85 million in 2026; $82 million in 2027; $81 million in 2028; and $78 million in 2029.

Note 9 - Other Current Liabilities
The following table displays other current liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Deferred revenue	$65.8	$41.4
Sales rebates	57.3	69.2
Operating lease liabilities	32.7	32.0
Interest	24.8	25.3
Freight and duties	22.9	14.3
Taxes other than income and payroll taxes	21.1	25.8
Unprocessed invoices	19.2	15.1
Product warranty	17.8	18.0
Professional fees	12.9	11.5
Restructuring	6.6	3.7
Current derivative liability	4.8	10.4
Other	54.3	52.5
Total other current liabilities	$340.2	$319.2

Note 10 - Financing Arrangements
Short-term debt at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.58% to 7.81% at September 30, 2025 and 3.36% to 3.95% at December 31, 2024	$12.0	$8.7
Short-term debt	$12.0	$8.7
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings. Most of these lines of credit are uncommitted. At September 30, 2025, the Company’s foreign subsidiaries had borrowings outstanding of $12.0 million and bank guarantees of $5.1 million.
Long-term debt at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	$176.0	$155.3
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 5.39% at September 30, 2025 and 5.58% at December 31, 2024	309.8	369.6
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.8	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	398.4	398.1
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.13%	346.1	345.1
Fixed-rate Euro Senior Unsecured Notes(1), maturing on May 23, 2034, with an interest rate of 4.13%	694.2	609.7
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	11.3	10.6
Other	10.2	10.8
Total debt	$2,100.8	$2,054.0
Less: current maturities	9.4	4.3
Long-term debt	$2,091.4	$2,049.7
(1) Net of discounts and fees

Note 10 - Financing Arrangements (continued)
The Company has a $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"), which matures on November 30, 2026. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at September 30, 2025. As of September 30, 2025, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on Secured Overnight Financing Rate ("SOFR"). At September 30, 2025, the Company had no outstanding borrowings under the Senior Credit Facility. Payments in 2025 and 2024 have reduced the 2027 Term Loan to $310 million at September 30, 2025. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio.
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
At September 30, 2025, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to certain insurance contracts and indirect taxes. At September 30, 2025, outstanding letters of credit totaled $60.7 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $8.2 million of finance leases) subsequent to September 30, 2025 are as follows:

Year
2025	$1.6
2026	14.7
2027	514.8
2028	522.8
2029	2.5
2030	1.9
Thereafter	1,058.2
The table above excludes $15.7 million of unamortized discounts and fees that are netted against long-term debt at September 30, 2025.

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
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the nine months ended September 30, 2025 and twelve months ended December 31, 2024:

	September 30, 2025	December 31, 2024
Confirmed obligations outstanding, January 1	$16.7	$21.3
Invoices confirmed	70.2	105.0
Confirmed invoices paid	(66.8)	(109.6)
Confirmed obligations outstanding, ending balance	$20.1	$16.7
The obligations outstanding at September 30, 2025 and December 31, 2024 were included in accounts payable, trade on the Consolidated Balance Sheets.

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

Note 12 - Contingencies (continued)
The Company had total environmental accruals of $4.8 million for various known environmental matters that are probable and reasonably estimable at September 30, 2025 and December 31, 2024, which includes the Lovejoy matter described above. On the Consolidated Balance Sheet, $1.4 million of the environmental accrual at September 30, 2025 was included in other current liabilities, with the remaining $3.4 million included in other non-current liabilities. These accruals were recorded based upon the best estimate of costs to be incurred considering the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The balances as of September 30, 2025 and December 31, 2024 primarily related to accruals for products sold into the automotive and wind energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. In addition, the Company continues to evaluate other claims raised by certain customers with respect to the performance of bearings sold into the wind energy and automotive sectors. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position; however, the effect of a change in our assessment may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual for the nine months ended September 30, 2025 and twelve months ended December 31, 2024:

	September 30, 2025	December 31, 2024
Beginning balance, January 1	$18.0	$15.2
Expense	4.3	9.4
Payments	(4.5)	(6.6)
Ending balance	$17.8	$18.0
The product warranty accrual at September 30, 2025 and December 31, 2024 was included in other current liabilities on the Consolidated Balance Sheets.

Note 13 - Equity
The following tables present the changes in the components of equity for the three and nine months ended September 30, 2025 and 2024, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at June 30, 2025	$3,272.8	$40.7	$1,284.2	$2,596.1	$(100.2)	$(726.1)	$178.1
Net income	74.3			69.3			5.0
Foreign currency translation adjustment	(16.8)				(10.8)		(6.0)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	0.6				0.6
Dividends declared to noncontrolling interest	(15.0)						(15.0)
Dividends - $0.35 per share	(24.4)			(24.4)
Stock-based compensation expense	6.3		6.3
Stock option exercise activity	0.6		0.6
Payments related to tax withholding for stock-based compensation	(0.1)					(0.1)
Balance at September 30, 2025	$3,296.8	$40.7	$1,291.1	$2,641.0	$(111.9)	$(726.2)	$162.1

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2024	$2,984.1	$40.7	$1,269.3	$2,488.8	$(301.7)	$(670.6)	$157.6
Net income	251.4			226.1			25.3
Foreign currency translation adjustment	193.9				199.7		(5.8)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.5 million)	(4.8)				(4.8)
Change in fair value of derivative financial instruments, net of reclassifications	(5.1)				(5.1)
Dividends - $1.04 per share	(73.9)			(73.9)
Dividends declared to noncontrolling interest	(15.0)						(15.0)
Stock-based compensation expense	20.7		20.7
Stock purchased at fair market value	(45.7)					(45.7)
Stock option exercise activity	1.1		1.1
Payments related to tax withholding for stock-based compensation	(9.9)					(9.9)
Balance at September 30, 2025	$3,296.8	$40.7	$1,291.1	$2,641.0	$(111.9)	$(726.2)	$162.1

Note 13 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at June 30, 2024	$2,950.1	$40.7	$1,255.9	$2,383.5	$(223.5)	$(659.8)	$153.3
Net income	87.6			81.8			5.8
Foreign currency translation adjustment	78.7				79.3		(0.6)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.6 million)	(1.6)				(1.6)
Change in fair value of derivative financial instruments, net of reclassifications	(1.6)				(1.6)
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends - $0.34 per share	(23.8)			(23.8)
Sale of shares of Timken India Limited	(1.2)		(1.2)
Stock-based compensation expense	5.2		5.2
Stock purchased at fair market value	(1.7)					(1.7)
Stock option exercise activity	0.1		0.1
Balance at September 30, 2024	$3,090.7	$40.7	$1,260.0	$2,441.5	$(147.4)	$(661.5)	$157.4

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non controlling Interest
Balance at December 31, 2023	$2,702.4	$40.7	$1,076.5	$2,232.2	$(146.9)	$(620.1)	$120.0
Net income	300.2			281.5			18.7
Foreign currency translation adjustment	(1.3)				(0.2)		(1.1)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.5 million)	(4.6)				(4.6)
Change in fair value of derivative financial instruments, net of reclassifications	(1.3)				(1.3)
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends - $1.01 per share	(72.2)			(72.2)
Sale of shares of Timken India Limited	186.8		161.3		5.6		19.9
Noncontrolling interest acquired	1.0						1.0
Stock-based compensation expense	16.7		16.7
Stock purchased at fair market value	(31.4)					(31.4)
Stock option exercise activity	5.5		5.5
Payments related to tax withholding for stock-based compensation	(10.0)					(10.0)
Balance at September 30, 2024	$3,090.7	$40.7	$1,260.0	$2,441.5	$(147.4)	$(661.5)	$157.4

On May 28, 2024, the Company completed the sale of 5.0 million shares of TIL, generating net proceeds of $187 million after income taxes of $45 million and transaction costs. The sale reduced the Company’s ownership in TIL from 57.70 percent to 51.05 percent. The India market remains strategically important to Timken, and the Company is not planning on any further sale transactions.

Note 14 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2025:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$2.0	$0.6	$—	$2.6
Exit costs	0.4	—	—	0.4
Total	$2.4	$0.6	$—	$3.0
For the nine months ended September 30, 2025:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$3.5	$3.1	$9.4	$16.0
Exit costs	0.4	0.4	—	0.8
Total	$3.9	$3.5	$9.4	$16.8

For the three months ended September 30, 2024:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Impairment charges	$0.1	$—	$—	$0.1
Severance and related benefit costs	0.1	1.3	—	1.4
Exit costs	0.9	0.1	—	1.0
Total	$1.1	$1.4	$—	$2.5
For the nine months ended September 30, 2024:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Impairment charges	$2.0	$—	$—	$2.0
Severance and related benefit costs	0.9	3.8	—	4.7
Exit costs	1.2	0.2	—	1.4
Total	$4.1	$4.0	$—	$8.1

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
On February 20, 2025, the Company announced the closure of its bearing manufacturing plant in Hiddenite, North Carolina. This plant was part of the American Roller Bearing Company acquisition completed on January 31, 2023. During the third quarter of 2025, manufacturing operations ceased at Hiddenite, and the Company transferred its operations to other bearing manufacturing facilities in the United States. The closure of this facility is expected to be completed by the end of the fourth quarter of 2025 and is expected to affect approximately 60 employees. The Company expects to incur approximately $5 million to $7 million of pretax costs in total related to this closure. During the three and nine months ended September 30, 2025, the Company recorded severance and related benefits of $0.5 million and $1.4 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $5.0 million as of September 30, 2025, including rationalization costs recorded in cost of products sold.

During the nine months ended September 30, 2024, the Company recorded impairment charges of $2.0 million related to certain engineering-related assets used in the business. Management concluded no further investment would be made in these assets and as a result, reduced the value to zero.
Industrial Motion:
On December 6, 2024, the Company announced a reduction in force at its belts manufacturing facility in Springfield, Missouri. The reorganization of this facility is expected to affect approximately 100 employees and be completed during the first half of 2026. On November 30, 2023, the Company announced the closure of its belts manufacturing facility in Fort Scott, Kansas. During the third quarter of 2025, manufacturing operations ceased at Fort Scott, and the Company transferred its operations to other belts manufacturing facilities. The Company expects to complete the closure by the end of the fourth quarter of 2025. The closure of this facility is expected to affect approximately 125 employees. The Company expects to incur approximately $12 million to $14 million of pretax costs in total related to the closure of the Fort Scott facility and the reorganization of the Springfield facility. During the nine months ended September 30, 2025, the Company recorded severance and related benefit costs of $0.7 million related to these actions. During the three and nine months ended September 30, 2024, the Company recorded severance and related benefits of $0.6 million and $2.1 million, respectively, related to these actions. The Company has incurred cumulative pretax costs related to these actions of $8.5 million as of September 30, 2025, including rationalization costs recorded in cost of products sold.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2025 and twelve months ended December 31, 2024:

	September 30, 2025	December 31, 2024
Beginning balance, January 1	$3.7	$5.8
Expense	16.8	9.9
Payments	(11.9)	(12.0)
Ending balance	$8.6	$3.7
On the Consolidated Balance Sheet, $6.6 million of the restructuring accrual at September 30, 2025 was included in other current liabilities, with the remaining $2.0 million included in other non-current liabilities. The restructuring accrual at December 31, 2024 was included in other current liabilities on the Consolidated Balance Sheet.

Note 15 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2025 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2025.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$0.2	$0.1	$0.4	$0.5	$0.6	$0.6
Interest cost	4.3	4.3	2.9	2.6	7.2	6.9
Expected return on plan assets	(2.1)	(1.9)	(2.3)	(2.4)	(4.4)	(4.3)
Amortization of prior service cost	—	—	0.1	—	0.1	—
Net periodic benefit cost	$2.4	$2.5	$1.1	$0.7	$3.5	$3.2

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$0.5	$0.5	$1.4	$1.4	$1.9	$1.9
Interest cost	13.0	12.8	8.4	7.7	21.4	20.5
Expected return on plan assets	(6.2)	(5.7)	(6.9)	(7.2)	(13.1)	(12.9)
Amortization of prior service cost	—	0.1	0.2	0.1	0.2	0.2
Net periodic benefit cost	$7.3	$7.7	$3.1	$2.0	$10.4	$9.7

Note 16 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2025 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net periodic benefit credit:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.5	0.4	1.4	1.3
Amortization of prior service credit	(2.1)	(2.1)	(6.2)	(6.2)
Net periodic benefit credit	$(1.5)	$(1.6)	$(4.7)	$(4.8)

Note 17 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2025	$(134.1)	$35.4	$(1.5)	$(100.2)
Other comprehensive (loss) income before reclassifications and income taxes	(16.0)	—	0.1	(15.9)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	0.7	(1.3)
Income tax (expense) benefit	(0.8)	0.5	(0.2)	(0.5)
Net current period other comprehensive (loss) income, net of income taxes	(16.8)	(1.5)	0.6	(17.7)
Noncontrolling interest	6.0	—	—	6.0
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(10.8)	(1.5)	0.6	(11.7)
Balance at September 30, 2025	$(144.9)	$33.9	$(0.9)	$(111.9)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2024	$(344.6)	$38.7	$4.2	$(301.7)
Other comprehensive income (loss) before reclassifications and income taxes	172.1	(0.3)	(6.0)	165.8
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(6.0)	(1.2)	(7.2)
Income tax benefit	21.8	1.5	2.1	25.4
Net current period other comprehensive income (loss), net of income taxes	193.9	(4.8)	(5.1)	184.0
Noncontrolling interest	5.8	—	—	5.8
Net current period other comprehensive income (loss), net of income taxes, noncontrolling interest	199.7	(4.8)	(5.1)	189.8
Balance at September 30, 2025	$(144.9)	$33.9	$(0.9)	$(111.9)

Foreign currency translation adjustments at September 30, 2025 and December 31, 2024 included cumulative losses of $41.5 million and cumulative gains of $27.1 million, respectively, net of deferred taxes, related to net investment hedges. Refer to Note 19 - Derivative Instruments and Hedging Activities for additional information on the net investment hedges.

Note 17 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at Jun 30, 2024	$(267.7)	$41.7	$2.5	$(223.5)
Other comprehensive income (loss) before reclassifications and income taxes	78.7	(0.1)	(1.8)	76.8
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(2.1)	(0.4)	(2.5)
Income tax benefit	—	0.6	0.6	1.2
Net current period other comprehensive income (loss), net of income taxes	78.7	(1.6)	(1.6)	75.5
Noncontrolling interest	0.6	—	—	0.6
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	79.3	(1.6)	(1.6)	76.1
Balance at September 30, 2024	$(188.4)	$40.1	$0.9	$(147.4)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)
Sale of shares of Timken India Limited	5.6	—	—	5.6
Other comprehensive (loss) income before reclassifications and income taxes	(1.3)	(0.1)	0.6	(0.8)
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(6.0)	(2.2)	(8.2)
Income tax benefit	—	1.5	0.3	1.8
Net current period other comprehensive (loss) income, net of income taxes	(1.3)	(4.6)	(1.3)	(7.2)
Noncontrolling interest	1.1	—	—	1.1
Net current period other comprehensive income (loss), net of income taxes, noncontrolling interest and sale of shares of Timken India Limited	5.4	(4.6)	(1.3)	(0.5)
Balance at September 30, 2024	$(188.4)	$40.1	$0.9	$(147.4)

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
The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$430.1	$428.9	$1.2	$—
Cash and cash equivalents measured at net asset value	19.0
Restricted cash	2.4	2.4	—	—
Short-term investments	20.4	—	20.4	—
Foreign currency forward contracts	1.4	—	1.4	—
Total assets	$473.3	$431.3	$23.0	$—
Liabilities:
Foreign currency forward contracts	$4.8	$—	$4.8	$—
Total liabilities	$4.8	$—	$4.8	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$343.1	$341.8	$1.3	$—
Cash and cash equivalents measured at net asset value	30.1
Restricted cash	0.4	0.4	—	—
Short-term investments	15.9	—	15.9	—
Foreign currency forward contracts	4.9	—	4.9	—
Total assets	$394.4	$342.2	$22.1	$—
Liabilities:
Foreign currency forward contracts	$10.4	$—	$10.4	$—
Total liabilities	$10.4	$—	$10.4	$—
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
No material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2025 and 2024.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on Level 2 inputs (quoted market prices), was $1,795.9 million and $1,659.2 million at September 30, 2025 and December 31, 2024, respectively. The carrying value of this debt was $1,782.8 million and $1,675.6 million at September 30, 2025 and December 31, 2024, respectively. The difference between fair value and carrying value primarily reflects the net impact of changes in prevailing interest rates and credit spreads since the fixed-rate debt was issued.
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
On May 23, 2024, the Company designated its 2034 Notes as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and nine months ended September 30, 2025 was a gain of $3.2 million and a loss of $82.8 million, respectively, recorded to accumulated other comprehensive (loss) income.
On September 15, 2020, the Company designated €54.5 million of its €150.0 million fixed-rate senior unsecured notes, maturing on September 7, 2027, as a hedge against its net investment in one of its European subsidiaries. The objective of the hedge transaction is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. The net impact for the three and nine months ended September 30, 2025 was a gain of $0.3 million and a loss of $7.5 million, respectively, recorded to accumulated other comprehensive (loss) income.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2025 and December 31, 2024, the Company had $438.9 million and $471.6 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.

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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in certain foreign currencies with forward contracts. When the dollar strengthens significantly against these foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts. As of September 30, 2025 and December 31, 2024, the Company had $69.1 million and $63.0 million, respectively, of outstanding foreign currency forward contracts at notional value that were classified as cash flow hedges.
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
As of September 30, 2025 and December 31, 2024, the Company had $369.8 million and $408.6 million, respectively, of outstanding foreign currency forward contracts at notional value that were not designated as hedging instruments. The following table presents the impact of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2025 and 2024, respectively, and the related location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized in income		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2025	2024	2025	2024
Foreign currency forward contracts	Other expense, net	$(1.4)	$2.6	$(0.9)	$(7.4)

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
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, precision drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems, seals, and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial services, which return equipment and components to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, Spinea®, Rollon®, Nadella®, Groeneveld®, BEKA®, Des-Case®, Diamond®, Drives®, Timken® Belts, Lovejoy®, PT Tech®, Lagersmit® and CGI®. Industrial Motion products are used across a broad range of industries, including automation, solar energy, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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

Overview:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales	$1,157.1	$1,126.8	$30.3	2.7%
Net income	74.3	87.6	(13.3)	(15.2%)
Net income attributable to noncontrolling interest	5.0	5.8	(0.8)	(13.8%)
Net income attributable to The Timken Company	$69.3	$81.8	$(12.5)	(15.3%)
Diluted earnings per share	$0.99	$1.16	$(0.17)	(14.7%)
Average number of shares – diluted	70,107,191	70,663,741	—	(0.8%)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales	$3,470.8	$3,499.4	$(28.6)	(0.8%)
Net income	251.4	300.2	(48.8)	(16.3%)
Net income attributable to noncontrolling interest	25.3	18.7	6.6	35.3%
Net income attributable to The Timken Company	$226.1	$281.5	$(55.4)	(19.7%)
Diluted earnings per share	$3.22	$3.98	$(0.76)	(19.1%)
Average number of shares – diluted	70,233,259	70,793,086	—	(0.8%)
Net sales increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. The increase was primarily driven by favorable pricing, the favorable impact of foreign currency and the benefit of acquisitions, partially offset by lower end-market demand in the Industrial Motion segment. Net sales decreased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease was primarily driven by lower end-market demand in both segments and the unfavorable impact of foreign currency, partially offset by the benefit of acquisitions and favorable pricing.
Net income decreased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to incremental tariff costs and a gain on the sale of real estate in 2024 that did not repeat in 2025, partially offset by favorable pricing. Net income decreased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to lower volume, incremental tariff costs, higher manufacturing costs, a gain on the sale of real estate in 2024 that did not repeat in 2025 and higher restructuring costs, partially offset by favorable pricing, lower tax expense, the benefit of acquisitions and lower net interest expense.
Outlook:
Throughout 2025, the United States government announced the imposition of import tariffs on all countries. The baseline reciprocal tariff is 10%, with higher tariffs imposed on certain countries like China, Mexico and Canada, and sectors like steel, aluminum and automotive. The Company is taking steps to mitigate the increased costs from incremental tariffs through pricing, surcharges and other actions. Timken is also monitoring the impact that tariffs could have on global economic demand. The Company currently anticipates that tariffs and the related macroeconomic effects will adversely impact operating income in 2025.
As a result, the Company expects 2025 full-year revenues to be down approximately 0.75% compared to 2024, primarily driven by lower demand across both segments, partially offset by favorable pricing, the benefit of acquisitions completed during 2024 and the favorable impact of foreign currency rate changes. The Company's earnings are expected to be down in 2025 compared with 2024, primarily due to the impact of lower organic sales volume, unfavorable mix, incremental tariff costs and a gain on the sale of real estate in 2024 that did not repeat in 2025, offset partially by favorable pricing, lower operating costs and the favorable impact of acquisitions.
The Company expects to generate a higher amount of cash from operating activities in 2025 compared to 2024, driven by improved working capital performance and lower cash taxes, partially offset by higher pension and other postretirement benefit contributions and payments. The Company expects capital expenditures in 2025 to be in the range of 3.5% of sales.

THE STATEMENT OF INCOME
Operating Income:

Three Months Ended September 30,
2025	2024	$ Change	Change
Net sales	$1,157.1	$1,126.8	$30.3	2.7%
Cost of products sold	808.1	782.4	25.7	3.3%
Selling, general and administrative expenses	186.4	189.7	(3.3)	(1.7%)
Amortization of intangible assets	20.2	19.7	0.5	2.5%
Impairment and restructuring charges	3.0	2.5	0.5	20.0%
Gain on sale of real estate	—	(13.8)	13.8	NM
Operating income	$139.4	$146.3	$(6.9)	(4.7%)
Operating income % to net sales	12.0%	13.0%	(100)	bps

Nine Months Ended September 30,
2025	2024	$ Change	Change
Net sales	$3,470.8	$3,499.4	$(28.6)	(0.8%)
Cost of products sold	2,402.8	2,383.8	19.0	0.8%
Selling, general and administrative expenses	560.9	564.5	(3.6)	(0.6%)
Amortization of intangible assets	59.1	58.7	0.4	0.7%
Impairment and restructuring charges	16.8	8.1	8.7	107.4%
Gain on sale of real estate	—	(13.8)	13.8	NM
Operating income	$431.2	$498.1	$(66.9)	(13.4%)
Operating income % to net sales	12.4%	14.2%	(180)	bps
Net sales increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. The increase was driven by the favorable impact of foreign currency exchange rate changes of $12 million, the favorable impact of acquisitions of $11 million, and higher organic revenue of $7 million. Net sales decreased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease was driven by lower organic revenue of $60 million and the unfavorable impact of foreign currency exchange rate changes of $6 million, partially offset by the favorable impact of acquisitions of $38 million.
Operating income decreased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024, due to incremental tariff costs and the gain on the sale of a former bearing manufacturing plant in the three months ended September 30, 2024, partially offset by favorable pricing and lower material and logistics costs. Operating income decreased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, due to the impact of lower volume, incremental tariff costs, and higher manufacturing costs, partially offset by favorable pricing.
•Cost of products sold increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024, due to incremental tariff costs of $20 million, unfavorable foreign currency exchange rate changes of $12 million and the incremental cost of goods sold from acquisitions of $7 million, partially offset by favorable material and logistics costs of $8 million and the impact of lower production volume of $4 million. Cost of products sold increased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, due to incremental tariff costs of $35 million, incremental cost of goods sold from acquisitions of $17 million and higher manufacturing costs of $6 million, partially offset by the impact of lower production volume of $28 million and favorable material and logistics costs of $11 million.

•Selling, general and administrative ("SG&A") expenses decreased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024, primarily due to lower bad debt expense and professional services expenses, partially offset by the unfavorable impact from currency and higher CEO transition expenses. SG&A expenses decreased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, due to decreased discretionary spending, reduced employee compensation and lower bad debt expense, partially offset by the impact of acquisitions and higher CEO transition expenses.
•Impairment and restructuring charges were higher for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, primarily due to severance and other costs related to the CEO transition during the nine months ended September 30, 2025.
•Gain on sale of real estate for the three and nine months ended September 30, 2024 was due to the sale of the Company's former bearing manufacturing plant in Gaffney, South Carolina. The Company received $16.0 million in cash proceeds for the Gaffney plant and recognized a pretax gain of $13.8 million on the sale.
Interest Income and Expense:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense	$(27.3)	$(30.3)	$3.0	(9.9%)
Interest income	2.4	3.4	(1.0)	(29.4%)
Interest expense, net	$(24.9)	$(26.9)	$2.0	(7.4%)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Interest expense	$(83.6)	$(97.1)	$13.5	(13.9%)
Interest income	7.7	11.3	(3.6)	(31.9%)
Interest expense, net	$(75.9)	$(85.8)	$9.9	(11.5%)

The decrease in interest expense for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024 was primarily due to lower average debt levels and lower interest rates.
Other Income (Expense):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Non-service pension and other postretirement expense	$(1.3)	$(0.9)	$(0.4)	44.4%
Other expense, net	(5.7)	(6.3)	0.6	(9.5%)
Total other expense, net	$(7.0)	$(7.2)	$0.2	(2.8%)

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Non-service pension and other postretirement expense	$(3.7)	$(2.9)	$(0.8)	27.6%
Other expense, net	(9.4)	(6.0)	(3.4)	56.7%
Total other expense, net	$(13.1)	$(8.9)	$(4.2)	47.2%

Income Tax Expense:

	Three Months Ended September 30,
	2025	2024	$ Change	Change
Provision for income taxes	$33.2	$24.6	$8.6	35.0%
Effective tax rate	30.9%	21.9%		900	bps

	Nine Months Ended September 30,
	2025	2024	$ Change	Change
Provision for income taxes	$90.8	$103.2	$(12.4)	(12.0%)
Effective tax rate	26.5%	25.6%		90	bps

Income tax expense increased $8.6 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to the discrete impact of withholding taxes on dividend distributions in 2025. This was partially offset by lower pre-tax earnings.
Income tax expense decreased $12.4 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to lower pre-tax earnings and a decrease in the mix of earnings in Non-U.S. jurisdictions with relatively higher tax rates. This was partially offset by the net unfavorable impact of discrete items in comparison to the year ago period.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. The Company has included the impact on its Consolidated Financial Statements and the impact was not material to the Company's results of operations and financial condition.

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
The following item highlights the Company's acquisition completed in 2024:
•The Company acquired CGI, Inc. ("CGI") during the third quarter of 2024. Results for CGI are reported in the Industrial Motion segment.

Engineered Bearings Segment:

Three Months Ended September 30,
2025	2024	$ Change	Change
Net sales	$765.8	$740.7	$25.1	3.4%
Cost of products sold	(542.9)	(526.0)	(16.9)	3.2%
Selling, general and administrative expenses	(104.0)	(103.0)	(1.0)	1.0%
Other segment items	0.2	2.1	(1.9)	(90.5%)
Depreciation and amortization	25.1	24.6	0.5	2.0%
Adjusted EBITDA	$144.2	$138.4	$5.8	4.2%
Adjusted EBITDA margin	18.8%	18.7%	10	bps

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales	$765.8	$740.7	$25.1	3.4%
Less: Currency	4.9	—	4.9	NM
Net sales, excluding the impact of currency	$760.9	$740.7	$20.2	2.7%

Nine Months Ended September 30,
2025	2024	$ Change	Change
Net sales	$2,303.9	$2,326.6	$(22.7)	(1.0%)
Cost of products sold	(1,612.2)	(1,604.9)	(7.3)	0.5%
Selling, general and administrative expenses	(309.7)	(314.4)	4.7	(1.5%)
Other segment items	1.7	6.5	(4.8)	(73.8%)
Depreciation and amortization	73.1	72.2	0.9	1.2%
Adjusted EBITDA	$456.8	$486.0	$(29.2)	(6.0%)
Adjusted EBITDA margin	19.8%	20.9%	(110)	bps

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales	$2,303.9	$2,326.6	$(22.7)	(1.0%)
Less: Currency	(14.3)	—	(14.3)	NM
Net sales, excluding the impact of currency	$2,318.2	$2,326.6	$(8.4)	(0.4%)

The Engineered Bearings segment's net sales, excluding the effects of foreign currency exchange rate changes, increased $20.2 million or 2.7% in the three months ended September 30, 2025 compared with the three months ended September 30, 2024. The increase was primarily driven by higher pricing and higher renewable energy demand. Adjusted EBITDA for the Engineered Bearings segment increased for the three months ended September 30, 2025 by $5.8 million or 4.2% compared with the three months ended September 30, 2024, due to favorable pricing and lower material and logistics costs, partially offset by the unfavorable impact of tariffs.
•Cost of products sold increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 due to incremental tariff costs of $17 million, unfavorable foreign currency exchange rate changes and the impact of higher production volume, partially offset by lower material and logistics costs of $11 million.
The Engineered Bearings segment's net sales, excluding the effects of foreign currency exchange rate changes, decreased $8.4 million or 0.4% in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease was primarily driven by lower demand across most market sectors, with the auto/truck and heavy industry sectors posting the largest declines, partially offset by higher renewable energy demand and favorable pricing. Adjusted EBITDA for the Engineered Bearings segment decreased for the nine months ended September 30, 2025 by $29.2 million or 6.0% compared with the nine months ended September 30, 2024, due to the unfavorable impact of tariffs, lower volume, unfavorable foreign currency exchange rate changes, and higher manufacturing costs, partially offset by lower material and logistics costs and favorable pricing.
•Cost of products sold increased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to incremental tariff costs of $29 million, partially offset by lower material and logistics costs of $15 million and the impact of favorable foreign currency exchange rate changes of $6 million.
•SG&A expenses decreased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 driven primarily by reduced discretionary spending.

Industrial Motion Segment:

Three Months Ended September 30,
2025	2024	$ Change	Change
Net sales	$391.3	$386.1	$5.2	1.3%
Cost of products sold	(263.5)	(253.7)	(9.8)	3.9%
Selling, general and administrative expenses	(65.8)	(69.0)	3.2	(4.6%)
Other segment items	(0.2)	(0.3)	0.1	(33.3%)
Depreciation and amortization	12.7	11.1	1.6	14.4%
Adjusted EBITDA	$74.5	$74.2	$0.3	0.4%
Adjusted EBITDA margin	19.0%	19.2%	(20)	bps

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales	$391.3	$386.1	$5.2	1.3%
Less: Acquisitions	11.3	—	11.3	NM
Currency	7.3	—	7.3	NM
Net sales, excluding the impact of acquisitions and currency	$372.7	$386.1	$(13.4)	(3.5%)

Nine Months Ended September 30,
2025	2024	$ Change	Change
Net sales	$1,166.9	$1,172.8	$(5.9)	(0.5%)
Cost of products sold	(785.2)	(765.2)	(20.0)	2.6%
Selling, general and administrative expenses	(204.6)	(204.0)	(0.6)	0.3%
Other segment items	(0.2)	(0.3)	0.1	(33.3%)
Depreciation and amortization	37.3	32.7	4.6	14.1%
Adjusted EBITDA	$214.2	$236.0	$(21.8)	(9.2%)
Adjusted EBITDA margin	18.4%	20.1%	(170)	bps

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales	$1,166.9	$1,172.8	$(5.9)	(0.5%)
Less: Acquisitions	37.6	—	37.6	NM
Currency	8.0	—	8.0	NM
Net sales, excluding the impact of acquisitions and currency	$1,121.3	$1,172.8	$(51.5)	(4.4%)

The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $13.4 million or 3.5% in the three months ended September 30, 2025 compared with the three months ended September 30, 2024. The decrease reflects lower demand, driven primarily by lower renewable energy and industrial services demand, partially offset by higher pricing. Adjusted EBITDA increased $0.3 million or 0.4% for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. Favorable price/mix, lower SG&A expenses, and the benefit of acquisitions were partially offset by lower volume and incremental tariff costs.

•Cost of products sold increased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 due to the incremental cost of goods sold from acquisitions of $8 million, unfavorable foreign currency exchange rate changes of $5 million, higher material and logistics costs and incremental tariff costs, partially offset by the impact of lower production volume of $9 million.
•SG&A expenses decreased for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 primarily due to reduced bad debt expense.
The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $51.5 million or 4.4% in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease reflects lower demand across most platforms, with industrial services, belts and chain, and lubrication systems experiencing the largest declines. Adjusted EBITDA decreased $21.8 million or 9.2% for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to the impact of lower volume, higher manufacturing costs, and the incremental costs of tariffs, partially offset by favorable pricing and the benefit of acquisitions.
•Cost of products sold increased for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to the incremental cost of goods sold from acquisitions of $25 million, unfavorable foreign currency exchange rate changes of $6 million, incremental tariff costs of $6 million, higher manufacturing costs of $5 million and higher material and logistics cost (net), partially offset by the impact of lower production volume of $26 million.

Unallocated Corporate

	Three Months Ended September 30,
	2025	2024	$ Change	Change
Unallocated corporate expense	$(17.0)	$(22.6)	$5.6	(24.8%)
Unallocated corporate expense % to net sales	(1.5%)	(2.0%)		50	bps

	Nine Months Ended September 30,
	2025	2024	$ Change	Change
Unallocated corporate expense	$(53.0)	$(55.4)	$2.4	(4.3%)
Unallocated corporate expense % to net sales	(1.5%)	(1.6%)		10	bps

Unallocated corporate expense decreased for the three and nine months ended September 30, 2025 compared with the three and nine months ended September 30, 2024 primarily due to lower foreign currency exchange losses and reduced corporate compensation expenses, partially offset by higher charitable donations.

CASH FLOW

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash provided by operating activities	$371.0	$297.1	$73.9
Net cash used in investing activities	(107.1)	(250.0)	142.9
Net cash used in financing activities	(206.8)	(54.2)	(152.6)
Effect of exchange rate changes on cash	20.8	1.2	19.6
Increase (decrease) in cash and cash equivalents and restricted cash	$77.9	$(5.9)	$83.8
Operating Activities:
The increase in net cash provided by operating activities for the first nine months of 2025 compared with the first nine months of 2024 was primarily due to the favorable impact of working capital items of $99.1 million and the favorable impact of income taxes on cash of $10.9 million, partially offset by a decrease in net income of $48.8 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the first nine months of 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change
Cash (used in) provided by:
Accounts receivable	$(64.0)	$(88.5)	$24.5
Unbilled receivables	(19.8)	(18.3)	(1.5)
Inventories	13.2	(12.5)	25.7
Trade accounts payable	21.5	(16.7)	38.2
Other accrued expenses	23.3	11.1	12.2
Cash used in working capital items	$(25.8)	$(124.9)	$99.1

The following table displays the impact of income taxes on cash during the first nine months of 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change
Accrued income tax expense	$90.8	$103.2	$(12.4)
Income tax payments	(108.9)	(132.5)	23.6
Other items	—	0.3	(0.3)
Change in income taxes	$(18.1)	$(29.0)	$10.9
Investing Activities:
The decrease in net cash used in investing activities for the first nine months of 2025 compared with the first nine months of 2024 was due to a decrease in cash used for acquisitions of $167.7 million, partially offset by an increase in cash used for the net increase in short-term marketable securities of $20.7 million.

Financing Activities:
The change in net cash used in financing activities for the first nine months of 2025 compared with the first nine months of 2024 was due to proceeds received from the sale of shares of TIL in 2024 of $232.3 million that did not repeat in 2025, as well as an increase in the purchase of treasury shares of $14.3 million and an increase in dividends paid to non-controlling shareholders of $13.9 million, partially offset by the favorable change in net debt borrowings/payments of $107.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	September 30, 2025	December 31, 2024
Short-term debt, including current portion of long-term debt	$21.4	$13.0
Long-term debt	2,091.4	2,049.7
Total debt	$2,112.8	$2,062.7
Less: Cash and cash equivalents	449.1	373.2
Net debt	$1,663.7	$1,689.5

Ratio of Net Debt to Capital:

	September 30, 2025	December 31, 2024
Net debt	$1,663.7	$1,689.5
Total equity	3,296.8	2,984.1
Net debt plus total equity (capital)	$4,960.5	$4,673.6
Ratio of net debt to capital	33.5%	36.1%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At September 30, 2025, the Company had strong liquidity with $449.1 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $850.0 million available under committed credit lines. Of the $449.1 million of cash and cash equivalents, $419.6 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of a $750.0 million Senior Credit Facility and a $400.0 million 2027 Term Loan that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on SOFR for U.S. dollar borrowings. At September 30, 2025, the Company had no outstanding borrowings under the Senior Credit Facility. The Credit Agreement has two defined financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2025, the Company's consolidated net leverage ratio was 2.13 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of September 30, 2025, the Company's consolidated interest coverage ratio was 7.76 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. There were no USD or Euro borrowings during the quarter. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of September 30, 2025, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2026. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. The Accounts Receivable Facility had no borrowing base limitations at September 30, 2025, and the Company had no outstanding borrowings.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $246.2 million. At September 30, 2025, the Company had borrowings outstanding of $12.0 million and bank guarantees of $5.1 million, which reduced the aggregate availability under these facilities to $229.1 million.
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
At September 30, 2025, the Company was in full compliance with all applicable covenants on its outstanding debt.
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
Financing Obligations and Other Commitments:
During the first nine months of 2025, the Company made cash contributions and payments of $33.7 million to its global defined benefit pension plans and $1.4 million to its other postretirement benefit plans. In 2025, the Company expects to make contributions to its global defined benefit pension plans of approximately $36 million and to make payments of approximately $2 million to its other postretirement benefit plans. Excluding actuarial gains and losses, the Company expects higher pension and other postretirement benefits expense in 2025 compared to 2024 primarily due to lower expected returns on pension plan assets and higher interest expense.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2024, during the nine months ended September 30, 2025.

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
For the nine months ended September 30, 2025, the Company recorded positive foreign currency translation adjustments of $199.7 million that increased shareholders' equity, compared with negative foreign currency translation adjustments of $0.2 million that decreased shareholders' equity for the nine months ended September 30, 2024. The foreign currency translation adjustments for the nine months ended September 30, 2025 were impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Euro, the Chinese Renminbi, the Mexican Peso and the Romanian Leu.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended September 30, 2025 totaled $4.9 million of net losses, compared with $6.3 million of net losses during the three months ended September 30, 2024. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the nine months ended September 30, 2025 totaled $8.1 million of net losses, compared with $9.9 million of net losses during the nine months ended September 30, 2024.

CEO Transition:
On September 5, 2024, the Company's Board appointed Tarak B. Mehta President and CEO and appointed Richard G. Kyle Advisor to the CEO. Mr. Mehta succeeded Mr. Kyle, who had served as Timken’s President and CEO since 2014. On March 31, 2025, Timken announced that the Company and Mr. Mehta had mutually agreed that Mr. Mehta would depart from the Company, including resigning as a member of the Company’s Board, effective immediately. The Company also announced that the Board had appointed Mr. Kyle as the interim President and CEO of the Company. On September 1, 2025, the Company's Board appointed Lucian Boldea President and CEO and appointed Mr. Kyle Advisor to the CEO.
During the three months ended March 31, 2025, the Company recorded severance of $9.3 million, plus related taxes, for Mr. Mehta's settlement arrangement and release of claims for his termination without cause. Approximately two-thirds of this amount is expected to be paid in 2025, with the remaining amounts paid in 2026 and 2027. In addition, the Company recorded incremental stock compensation expense related to stock compensation awards issued to Mr. Kyle during the nine months ended September 30, 2025, as well as other one-time costs associated with the transition in 2025.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$1,157.1	$1,126.8	$3,470.8	$3,499.4
Net Income Attributable to The Timken Company	69.3	81.8	226.1	281.5
Net Income Attributable to The Timken Company as a Percentage of Sales	6.0%	7.3%	6.5%	8.0%
Adjustments:
Acquisition intangible amortization	20.2	19.7	59.1	58.7
Impairment, restructuring and reorganization charges (1)	4.8	3.4	13.0	12.8
Acquisition-related charges (2)	—	3.1	—	10.8
Gain on sale of certain assets (3)	(0.5)	(13.8)	(1.8)	(14.7)
CEO transition expenses (4)	6.7	1.5	18.5	2.7
Property losses and related expenses (5)	—	0.9	—	1.1
Noncontrolling interest of above adjustments	—	(0.1)	4.8	(0.2)
Provision for income taxes (8)	(4.3)	(9.5)	(25.6)	(24.8)
Adjusted Net Income	$96.2	$87.0	$294.1	$327.9
Net income attributable to noncontrolling interest	5.0	5.8	25.3	18.7
Provision for income taxes (as reported)	33.2	24.6	90.8	103.2
Interest expense	27.3	30.3	83.6	97.1
Interest income	(2.4)	(3.4)	(7.7)	(11.3)
Depreciation and amortization expense (6)	58.3	55.8	170.2	164.7
Less: Acquisition intangible amortization	20.2	19.7	59.1	58.7
Less: Noncontrolling interest (7)	—	(0.1)	4.8	(0.2)
Less: Provision for income taxes (8)	(4.3)	(9.5)	(25.6)	(24.8)
Adjusted EBITDA	$201.7	$190.0	$618.0	$666.6
Adjusted EBITDA Margin (% of net sales)	17.4%	16.9%	17.8%	19.0%
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
(3) Represents the net gain resulting from the sale of certain assets. Gain on sale of certain assets for the third quarter 2024 included a $13.8 million gain related to the sale of the Gaffney, South Carolina plant.
(4) On August 22, 2025, the Company announced the appointment of Lucian Boldea as President and CEO, effective September 1, 2025, and that Richard G. Kyle would retire from the role of interim President and CEO. On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company would be departing from the Company, effective immediately, and Mr. Kyle would be serving as interim President and CEO. CEO transition expenses primarily relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of the impact for stock awards forfeited, the acceleration of certain stock compensation awards issued to Mr. Kyle, and other one-time costs associated with the transition in 2025. During 2024, the Company announced that Mr. Kyle, President and CEO of the Company would be retiring from his position as CEO as of February 15, 2025, and that Mr. Mehta would be appointed President and CEO on September 5, 2024. CEO transition expenses for 2024 relate to the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition in 2024.
(5) Represents property loss and related expenses incurred during the periods presented resulting from property loss that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia.
(6) Depreciation and amortization shown excludes depreciation recognized in reorganization charges, if any.
(7) Represents the noncontrolling interest impact of the adjustments listed above, as well as the reversal of uncertain tax positions related to TIL.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted earnings per share (EPS)	$0.99	$1.16	$3.22	$3.98
Adjusted EPS	$1.37	$1.23	$4.19	$4.63
Diluted Shares	70,107,191	70,663,741	70,233,259	70,793,086

Free Cash Flow:
Free cash flow represents net cash provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$201.1	$123.2	$371.0	$297.1
Capital expenditures	(37.3)	(35.0)	(105.6)	(116.4)
Free cash flow	$163.8	$88.2	$265.4	$180.7

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended September 30, 2025 and December 31, 2024 was $326.5 million and $375.3 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.1 and 2.0 at September 30, 2025 and December 31, 2024, respectively.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	September 30, 2025	December 31, 2024
Net income	$326.5	$375.3
Provision for income taxes	106.5	118.9
Interest expense	111.6	125.1
Interest income	(11.3)	(14.9)
Depreciation and amortization	227.1	221.8
Consolidated EBITDA	760.4	826.2
Adjustments:
Impairment, restructuring and reorganization charges (1)	$18.2	$17.8
Corporate pension and other postretirement benefit related income (2)	(1.3)	(1.3)
Acquisition-related charges (3)	2.2	13.0
Gain on sale of certain assets (4)	(1.8)	(14.7)
Property losses and related expenses (5)	0.1	1.2
CEO transition expenses (6)	19.5	3.7
Tax indemnification and related items	(1.1)	(1.1)
Total adjustments	35.8	18.6
Adjusted EBITDA	$796.2	$844.8
Net Debt	$1,663.7	$1,689.5
Ratio of Net Debt to Adjusted EBITDA	2.1	2.0
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
(4) Represents the net gain resulting from sale of certain assets. Gain on sale of certain assets for the third quarter of 2024 included a $13.8 million gain related to the sale of the Gaffney, South Carolina plant.
(5) Represents property loss and related expenses incurred during the periods presented resulting from property loss that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia.
(6) On August 22, 2025, the Company announced the appointment of Lucian Boldea as President and CEO, effective September 1, 2025, and that Richard G. Kyle would retire from the role of interim President and CEO. On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company would be departing from the Company, effective immediately, and Mr. Kyle would be serving as interim President and CEO. CEO transition expenses for the twelve months ended September 30, 2025, primarily relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of the impact for stock awards forfeited, the acceleration of certain stock compensation awards issued to Mr. Kyle, and other one-time costs associated with the transition in 2025. During 2024, the Company announced that Mr. Kyle, President and CEO of the Company would be retiring from his position as CEO as of February 15, 2025, and that Mr. Mehta would be appointed President and CEO on September 5, 2024. CEO transition expenses for 2024 relate to the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition in 2024.

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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended September 30, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about legal proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. We believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of open proceedings as of September 30, 2025 will not have a material adverse effect on the Company’s consolidated financial position or annual results of operations.
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
The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2025.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/2025 - 7/31/2025	513	$81.48	—	1,634,929
8/1/2025 - 8/31/2025	582	79.10	—	1,634,929
9/1/2025 - 9/30/2025	—	—	—	1,634,929
Total	1,095	$80.21	—	—
(1)Of the shares purchased in July and August, 513 and 582 respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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
(3)On February 12, 2021, the Company's Board approved a new share purchase plan, effective March 1, 2021, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2026. Under this plan, the Company may purchase shares from time to time in open market purchases or privately negotiated transactions, and it may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 5. Other Information
During the fiscal quarter ended September 30, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Item 6. Exhibits

10.1	Time-Based Restricted Stock Units Agreement (4-year vesting), entered into with Lucian Boldea on September 2, 2025 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated.

10.2	Time-Based Restricted Stock Units Agreement (3-year vesting), entered into with Lucian Boldea on September 2, 2025 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated.

10.3	Performance-Based Restricted Stock Units Agreement, entered into with Lucian Boldea on September 2, 2025 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated.

10.4	Severance Agreement, by and between The Timken Company and Lucian Boldea, dated as of September 1, 2025.

31.1	Certification of Richard G. Kyle, Advisor to the CEO (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael A. Discenza, Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Richard G. Kyle, Advisor to the CEO (principal executive officer) and Michael A. Discenza, Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2025 filed on October 29, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: October 29, 2025	By: /s/ Richard G. Kyle
Richard G. Kyle Advisor to the CEO (Principal Executive Officer)

Date: October 29, 2025	By: /s/ Michael A. Discenza
Michael A. Discenza Vice President and Chief Financial Officer (Principal Financial Officer)