Form 10-K
period 2025-12-31
TIMKEN CO
filed 2026-02-13
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant's executive officers during the period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
    As of June 30, 2025, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $4,480,810,537 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2026
Common Shares, without par value	69,544,299 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 8, 2026 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.
Item 1. Business
General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise dictates. Timken designs and manages a portfolio of engineered bearings and industrial motion products, and provides related services. The Company’s growing portfolio features many strong brands, including Timken®, GGB®, Philadelphia Gear®, Cone Drive®, CGI®, Rollon®, Nadella®, Rosa Sistemi®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy®, PT Tech®, Torsion Control Products® and Lagersmit®.
The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken remains the world's leading authority on tapered roller bearings and has leveraged that expertise to develop a full portfolio of industry-leading engineered bearings and industrial motion products. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and industrial motion to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 116 manufacturing facilities and service centers, 29 technology and engineering centers, and 74 distribution centers and warehouses, supported by a team comprised of approximately 19,000 employees. Timken operates in 44 countries around the globe.
Major Customers:
The Company sells products and services to a diverse customer base globally, including customers in the following market sectors: industrial distribution, renewable energy, automation, automotive original equipment ("OE"), agriculture/turf, rail, aerospace, auto/truck aftermarket, construction, services, metals and mining, heavy truck OE, and marine. No single customer accounts for more than 5% of total net sales.
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
Industrial Motion Products:
Linear Motion Solutions. The Company designs and manufactures a global portfolio of Rollon®, Nadella®, Rosa Sistemi® and iMS™ engineered linear motion products, including linear guides, telescopic rails, linear actuators, seventh-axis robotic transfer units and gantry systems. These engineered products are highly customized to control movements with different variability and complexity based on the application, and serve a wide range of industries, including passenger rail, aerospace, packaging and logistics, medical and automation.
Industrial Drives. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications such as crushing and pulverizing equipment, conveyors and pumps, power generation and marine. The Company is primarily focused on energy, defense, water and mining markets. These gear drive designs are custom-engineered to meet demanding user specifications, for a wide array of size, footprint and gear arrangements, all designed to operate in technically challenging application environments. Timken has one of the broadest and most differentiated precision drives product portfolios in the global automation industry. These products include Cone Drive® high-torque worm gears, harmonic solutions and precision slew drives. Cone Drive products can be found in a variety of industrial end-market sectors, including solar, oil and gas, aerial platforms, automation and food and beverage. The Company's Spinea® line features highly engineered cycloidal reduction gears and actuators. Spinea's solutions primarily serve high precision automation and robotics applications in the factory automation sector. The portfolio also features CGI® precision drive systems, which serve a broad range of automation markets with a concentration in medical robotics.
Automatic Lubrication Systems. The Company's Groeneveld® and BEKA® lubrication systems include a wide variety of automatic lubrication delivery devices, oil management systems and bypass filtration products designed to reduce operational costs and carbon footprint for customers while increasing equipment uptime, productivity and safety. These systems support many industries, including renewable energy, transportation, construction, mining, port, forestry and agriculture. Timken also offers over two dozen different formulations of grease, leveraging its knowledge of tribology and anti-friction bearings to enable smooth equipment operation.

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
Couplings. The Company offers a full range of industrial couplings within its industrial motion products portfolio. The Lovejoy brand is widely known for its flexible coupling design and as the creator of the jaw-style coupling. Lovejoy® couplings are available in curved jaw, jaw in-shear, s-flex, gear-torsional and disc style configurations. These components are used in a wide range of industries such as steel, pulp and paper, power generation, food processing, mining and construction. The Company also offers an extensive line of torsional couplings offered under the Torsion Control Products® brand.
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
Other Products. The Company also offers specialty filtration products, augers and other specialized industrial motion products. Des-Case is a technical leader in branded filtration solutions that sit adjacent to Timken's automatic lubrication systems. These solutions are critical for enhancing reliability, reducing downtime and extending the useful life of customers' systems. The Company also designs and manufactures Drives® helicoid and sectional augers for agricultural applications, like conveying, digging and combines. The Company's specialized industrial motion components include Shuton-Ipiranga ball screws and Timken® magnetic encoders among other key products.
Services:
Power Systems. Timken services, systems and components in the industrial customer's drive train, including switch gears, electric motors and generators, gearboxes, bearings, couplings and control panels. The Company’s Philadelphia Gear and Standard Machine brands services include Onsite Technical Services (OTS)™; inspection, repair and upgrade capabilities; and manufacturing of parts to discreet specifications for a wide variety of mechanical and electrical equipment. In addition, the Company’s Smith Services™, Schulz Electric™ and H&N Electric™ service centers provide customers with electric motor and generator rewind and repair capabilities. Timken Power Systems commonly serves customers in the power generation, hydro, fossil fuel, wind, water management, paper, mining, agriculture and general manufacturing sectors.
Bearing Repair. Timken bearing repair returns used large-diameter bearings to like-new specifications, extending service life and often restoring bearings in less time than required to manufacture new replacements. Bearing remanufacturing is available for any bearing type or brand - including competitor products - and is well-suited to heavy industries and applications such as paper, metals, mining, power generation and cement; railroad locomotives, passenger and freight vehicles; and select aerospace engines and gearboxes.

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
The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC, includes five equity members: Timken, SKF Group, Schaeffler Group, RBC Bearings and Gates Industrial Corp. The e-business service focuses on information and business services for authorized distributors.
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
Joint Ventures:
Investments in affiliated companies accounted for under the equity method at December 31, 2025 and 2024 were $0.8 million and $0.9 million, respectively. The investment balance at December 31, 2025 and 2024 was reported in other non-current assets on the Consolidated Balance Sheets.
Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2025 and 2024:

(Dollars in millions)	2025	2024
Segment:
Engineered Bearings	$1,421.8	$1,341.8
Industrial Motion	791.9	679.7
Total Company	$2,213.7	$2,021.5
Approximately 92% of the Company’s backlog at December 31, 2025 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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
The Company also purchases a variety of materials and components to produce industrial motion products, such as non-SBQ steel, aluminum, synthetic rubber, fabrics, castings and plastics. The Company sources these components from various suppliers in the global market. The Company believes its supply base is adequate to support its manufacturing requirements.
Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative engineered bearings and industrial motion solutions and technical services. Timken's largest technical center is located at the Company's corporate headquarters in North Canton, Ohio. Other smaller sites in the United States ("U.S.") include Los Alamitos, California; Downer's Grove, Fulton and Montgomery, Illinois; Norton Shores and Traverse City, Michigan; Springfield, Missouri; Keene and Lebanon, New Hampshire; Thorofare, New Jersey; Morganton, North Carolina; Carson City, Nevada; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Annecy and Colmar, France; Heilbronn, Pegnitz and Werdohl, Germany; Valmadrera, Italy; Gorinchem, Netherlands; Porto, Portugal; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.
Compliance with Governmental Regulations:
Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated facility operational practices. The Company's manufacturing facilities are expected to have an effective environmental management system which follows the ISO 14001 principles and internal audits are performed against this standard. Where appropriate to meet or exceed customer requirements, we are certified under the formal ISO 14001 certification process. As of the end of 2025, 41 of the Company’s facilities, which includes a majority of the Company's bearing manufacturing plants, had obtained ISO 14001 certification.
The Company establishes appropriate levels of reserves to cover its environmental expenses and has a well-established environmental compliance audit program for its global manufacturing and distribution facilities. This program measures performance against applicable laws, as well as against internal standards that have been established for facilities worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing requirements.
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
New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up or remediation requirements may require Timken to incur costs, change production methods or materials, or become the basis for new or increased liabilities that could have a materially adverse effect on the Company's business, financial condition or results of operations.
Other Regulations
Because of its global operations, the Company is subject to a wide variety of domestic and foreign laws and regulations, including securities laws, tax laws, data privacy, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, the Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-bribery laws, government procurement regulations and laws governing improper business practices. The Company has policies and procedures in place to promote compliance with these laws and regulations and management believes any ultimate liability with respect to pending actions will not materially affect the Company’s annual results of operations, cash flows or consolidated financial position. In the future, the Company may be subject to both new laws and regulations, and changes to existing laws and regulations which may continue to evolve through interpretations by courts and regulators. Accordingly, it is difficult to assess the possible effect of compliance with future requirements that differ from existing requirements. Such changes may require the Company to incur costs and such changes could form the basis for new or increased liabilities that could have a materially adverse effect on the Company’s business, financial condition or results of operations. Refer to Item 1A Risk Factors – Risks Related to Legal, Compliance and Regulatory Matters for further discussion.
Patents, Trademarks and Licenses:
Timken owns numerous U.S. and foreign patents, trademarks and licenses relating to certain products. While Timken regards these as important, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item of intellectual property or group of items.
Employment:
At December 31, 2025, Timken had approximately 19,000 employees worldwide. Approximately 9% of Timken’s U.S. employees are covered under collective bargaining agreements.

Human Capital:
The Company believes that its employees and their collective knowledge and experience are among its most valuable resources. The Company is committed to providing a safe work environment and development opportunities for its employees to learn and advance their career with the Company to promote and safeguard these key resources.
Employee Health and Safety
Employee health and safety remains a top priority for the Company and the Company's Environmental Health and Safety Steering Committee, which was created in 2009, continues to drive accountability and responsibility for safety throughout the organization.
The Company's commitment to the health and safety of its employees is evidenced by its strong safety results in 2025 and 2024 shown in the charts below:
*Rates calculated as (number of injuries and illnesses x 200,000) / employee hours worked. 2025 rates represent the Company's best estimate as of the date of this report

- - - represents the 2023 top quartile cutoff for U.S. metal manufacturers (North American Industry Classification System ("NAICS") code 332) that employ at least 1,000 employees, based on information provided by the U.S. Bureau of Labor Statistics at https://www.bls.gov/iif/. As of December 31, 2025, 2024 quartile data had not yet been published by the U.S. Bureau of Labor Statistics.

The Company aims to maintain a recordable rate within the top quartile of U.S. metal manufacturers (NAICS code 332) based on information provided by the U.S. Bureau of Labor Statistics. In 2025, the Company improved on 2024 performance with both its lost time accident rate of 0.31 (0.33 in 2024) and its recordable rate of 0.80 (1.01 in 2024).

Attracting, Retaining, and Motivating Highly Qualified Employees
Successful execution of the Company's strategy depends on attracting, retaining, and motivating highly qualified talent. The Company provides professional growth and learning opportunities and individualized career development to support these objectives. The Company also believes it is important to recognize and reward its employees with pay and comprehensive benefits that are competitive and equitable based on the Company's performance and the local markets in which it operates.
The Company believes that having open, honest dialogue with its employees is key to maintaining its strong culture and ethical work practices. In line with that approach, the Company conducts comprehensive surveys on a periodic basis and individual stay interviews to measure employee engagement. Exit interviews are also conducted with employees who voluntarily terminate their employment, which helps improve management processes. The Company deploys pulse surveys and conducts roundtables to gain insights from employees’ recent experiences and to better understand how effectively it is engaging, empowering and enabling its workforce.
The Company also provides a wide range of professional development and training opportunities to advance our employees’ skills and expertise. Some of these opportunities include online-learning platforms, job-specific training, our operations development program (a training program designed to increase the internal pool of employees who are ready to take on leadership positions) and our educational reimbursement programs. The Company has recruited and trained many of its employees through its engineering co-op program, where engineering students have the opportunity to work up to five semesters alongside the Company’s experienced engineers while they complete their bachelor’s degrees. Comprehensive leadership, skill and competency assessments are offered to company employees to best identify and address individual and team development needs and activities. The Company partners with an online platform, Aperian®, to help its employees further their team skills, collaboration and cultural acumen. Additionally, comprehensive Mentoring and Coaching Programs are offered to employees across all functions that accelerate learning and exchange of knowledge and enhance succession planning and development of next-generation talent.
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
Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. Our profitability is dependent on factors such as labor compensation and productivity and inventory and supply chain management, which are subject to risks that we may not be able to control. If there are downturns in the industries that we serve, including as a result of high inflation or a recession, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, reducing production, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability. We have taken approximately $137 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring actions and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.
Changes in customer preferences and inventory reductions by customers or distributors could adversely affect the Company's business.
The Company serves a range of industries, including energy, transportation, and other sectors with increasing sustainability needs and requirements. A slowdown in investment, reduced interest, or shifts in customer priorities within these market sectors could lower demand for the Company’s products. Such changes may require product adjustments, pricing strategies, or diversification into new sectors, potentially affecting growth and profitability.
In addition, the Company has previously experienced distributor inventory corrections reflecting de-stocking of the supply chain associated with softer demand in certain markets. The Company's results in a period may be adversely impacted by similar customer inventory adjustments in the future, as well as changes in customer buying preferences.

Any change in raw material prices, the availability or cost of raw materials or logistics expenses could adversely affect our results of operations and profit margins.
We require substantial amounts of raw materials, including steel, to operate our business. Our supply of raw materials could be and has in the past been interrupted for a variety of reasons, including availability and pricing (as a result of tariffs or otherwise). Prices for raw materials necessary for production have fluctuated significantly in the past, have risen substantially at times in the past, and could continue to do so in the future. We generally attempt to manage these fluctuations by passing along increased raw material prices to our customers in the form of price increases or surcharges; however, we may be unable to continue to increase the price of our products, or may experience a lag in doing so, due to pricing pressure, contract terms or other factors, which could adversely impact our revenue and profit margins.
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
We may not realize the improved operating results that we anticipate from past and future acquisitions, may experience challenges in integrating acquired businesses, may fail to timely or fully capture revenue or cost synergies and may incur unanticipated liabilities and costs associated with such acquired businesses.
We seek to grow, in part, through strategic acquisitions, joint ventures and other arrangements, which are intended to complement or expand our businesses, and expect to continue to do so in the future. These transactions involve challenges and risks. In the event that we do not successfully integrate acquisitions into our existing operations or timely or fully capture revenue or cost synergies so as to realize the expected return on our investment, issues identified in our due diligence review are not adequately addressed or the costs associated with such issues are higher than expected, or we uncover material issues (including historical environmental, trade, sanctions, tax or compliance violations) that were not identified during our due diligence review, our results of operations, cash flow or financial condition could be adversely affected.
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
Some of our debt has variable interest rates, which could increase the cost of servicing such debt, and fixed rate debt may have increased costs to refinance at maturity.
We have seen interest rates fluctuate significantly in recent years, and they may rise again in the future due to inflation or other causes. As a result, the costs of servicing our variable interest rate debt could increase even if the amount borrowed under such facilities remains the same. Increased servicing costs could in turn negatively impact our profitability and cash flow. In addition, fixed rate debt currently outstanding that matures in the future may be refinanced with higher interest rates leading to additional servicing costs.
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
For those countries outside the U.S. where we have significant sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce revenue, operating profit and shareholders' equity due to the impact of foreign exchange translation on our Consolidated Financial Statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.
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
The U.S. government has imposed tariffs on certain foreign goods, including steel and other raw materials as well as certain products made from such materials. These tariffs have adversely affected our results of operations and profit margins and could continue to do so. Additionally, changes in U.S. trade policy have resulted in, and could further result in, U.S. trading partners adopting responsive trade policies that make it more difficult or costly for us to export our products to those countries. Furthermore, the governments of other countries in which we have substantial operations could impose tariffs on, or restrict trade in, the materials and components necessary for the production of our products. These measures could result in an increase in our production costs. If we are unable to increase the price of our products or otherwise mitigate these increased costs, it could adversely impact our revenue and profit margins.

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
Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to manage remediation activities and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability arising from environmental, health and safety laws, property damage or personal injury. Actual or alleged violations of environmental, health and safety laws or environmental permit requirements could result in restrictions or prohibitions on operations and substantial civil or criminal fines, as well as, under some environmental, health, and safety laws, the assessment of strict liability and/or joint and several liability. New laws and regulations, including those that may relate to emissions of greenhouse gases or the use, discharge or disposal of chemicals of concern utilized in our manufacturing processes, stricter or expanded enforcement of existing laws and regulations, new and more stringent customer requirements, the discovery of previously unknown contamination or the imposition of new clean-up requirements or standards could require us to incur costs, change production methods or materials or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

PTFE and other fluoropolymer materials, which are known to be included in certain of our products, are subject to increasing regulatory scrutiny.
Certain of our products, including but not limited to certain seals and plain bearings, are known to contain PTFE or other fluoropolymer materials, which are included in certain broad definitions of PFAS. These products represent a relatively small portion of our total product portfolio. PFAS have been increasingly scrutinized due to their potential environmental and health risks and are now the subject of increasing regulatory attention from the Environmental Protection Agency, state governments, the European Union and other regulators. These evolving regulations may restrict the use, manufacture, sale and/or distribution of our products or our ability to obtain components of our products, or may require us to report data on our use of certain PFAS or PFAS alternatives. Such regulations could lead to significant costs. In addition, certain PFAS, including PFAS or PFAS alternatives previously or currently within PTFE or other fluoropolymer materials, have increasingly become subject to new or more stringent investigation and remediation requirements where such PFAS is believed to have caused an impact to the environment. Certain of the Company’s operations and facilities have already been, or may in the future become, the subject of formal or informal investigations, enforcement actions or proceedings relating to these regulations or of private or public rights of action for the investigation and remediation of PFAS released into the environment. Such investigations, remediations, other response actions, and any related proceedings could lead to significant costs or limitations on future production in the absence of viable alternatives.
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
The pace at which regulators in many jurisdictions are implementing regulatory change is currently heightened across a wide variety of topics including climate change, environmental sustainability, employment and labor, ethics, data privacy, use of artificial intelligence ("AI"), governance, and others. Rapid changes in the regulatory environment may lead to additional costs of compliance and risks associated with non-compliance. Failure to appropriately adapt to this rapidly evolving landscape may result in liability, sanctions or brand and reputational harm. Furthermore, regulations governing our global operations may at times conflict across jurisdictions leading to additional complexity and operating costs.
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
Severe weather associated with a changing climate, such as flooding, hurricanes, extreme heat, severe storms, wildfires and other natural disasters, could negatively impact the operation of our facilities, as well as those of our customers and suppliers, could limit our ability to insure our assets on commercially desirable terms and conditions, and could cause shipping disruptions, leading to delays in manufacturing and delivery of products.
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

Risks Related to Data Privacy, Cybersecurity, and AI
The Company may be subject to risks relating to its information technology systems, including the risk of cybersecurity incidents.
The Company relies on information technology systems and those of third parties who provide products or services to us to manage and operate its business and to process, transmit and store data, including its intellectual property, personal data and other proprietary business information and that of its employees, customers and suppliers. Despite security measures taken by the Company, the Company’s information technology systems (both on-premises and third-party managed) may be vulnerable to attacks by hackers or subject to unauthorized access due to employee error, technology vulnerabilities or misconfigurations, supplier error, malfeasance or other causes. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, AI-assisted attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. While we have utilized and continue to utilize various controls and systems to mitigate such risks, we cannot assure that the actions we have implemented and are implementing, or that we have required or will require third-party service providers and other business partners to implement, will be sufficient to protect our systems or data. We have been and may in the future be subject to attempts to gain unauthorized access to our information technology systems. To date, the impacts of prior incidents have not had a material adverse effect on us. A cybersecurity incident or failure or disruption relating to our information systems or technology infrastructure or that of our third-party service providers, could expose the Company and its employees, customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could result in litigation, business disputes and government investigations, and related monetary damages, injunctive requirements and fines, and could adversely affect the Company's reputation, competitive position, business or results of operations.
Data privacy and security concerns, as well as evolving regulation and enforcement, could adversely affect our results of operations and profitability.
We and certain authorized third parties of ours, collect, transmit, store, access and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy, data protection and security laws, regulations and/or government or customer-imposed controls. We operate in a global environment in which the data privacy regulatory and legal framework and corresponding enforcement and litigation landscape are evolving quickly. Additionally, remote work and the increased use of AI may increase our vulnerability to data protection and security risks. Moreover, the data privacy laws and regulations of the specific jurisdictions in which we operate may vary and potentially conflict. These laws and regulations can also impose significant fines and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. As such, we incur and expect to continue to incur significant ongoing costs as part of our efforts to comply with applicable law. Any failure, or perceived failure, to comply with our data protection or privacy-related legal obligations may result in reputational damage, loss of business, regulatory investigations and fines, and litigation, and related monetary damages and injunctive requirements, any of which may adversely affect our results of operations and profitability.

Uncertainties with respect to the use of AI in our business may negatively impact our results from operations, reputation, and competitiveness.
We have begun to incorporate AI technologies into certain aspects of our operations. While these technologies may offer potential efficiencies, AI systems are relatively new and may not perform as expected. Errors or failures could disrupt production, impair product quality, or increase costs. Additionally, integration of AI may require changes to existing processes and workforce roles. These changes could lead to inefficiencies, increased training costs, or labor-related challenges. Moreover, the continued development and deployment of these AI technologies will require additional capital and increased costs going forward. In addition to AI regulation under general consumer protection and privacy laws, legislation specifically aimed at regulating the development, deployment and use of AI has been enacted in several states and has also been proposed at the federal level. Further, recent Executive Orders have further addressed federal regulation and policies related to AI. These laws, proposed laws, and Executive Orders may create inconsistent and evolving compliance obligations, which may be costly, challenging, and difficult to resolve. AI-related issues, including continued government regulation of AI, deficiencies and/or failures could give rise to legal and/or regulatory action, damage our reputation or otherwise adversely affect our business, including by impacting costs to our business. Furthermore, if our data, or data belonging to our customers, suppliers, or other third parties, is unintentionally provided to, accessed by, or used to train external AI models, the unauthorized disclosure or misuse of such information could result. Such an event could harm our reputation, expose us to contractual or legal claims, or require us to change how we use such AI models. Conversely, any failure to successfully develop and deploy AI in our business could adversely affect our competitiveness, particularly if our competitors successfully deploy AI in their businesses.
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
Our most recent evaluation resulted in our conclusion that, as of December 31, 2025, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Governance
Cybersecurity is an integral part of the Company’s overall enterprise risk management program. The Company maintains cybersecurity processes designed to detect and assess the severity of cybersecurity threats and incidents and, where applicable and possible, to identify the source of a threat or incident, including, whether it is associated with the use of third-party service providers. The Company's processes also include cybersecurity testing, detection, response, prevention and mitigation strategies, conducting contract and vendor due diligence review, and informing management and the Company's Board of Directors of significant cybersecurity threats and incidents. The Company's cybersecurity team also engages third-party security consultants for penetration testing, training and system enhancements. The Company provides training and education for employees on cybersecurity awareness, including confidential information protection and simulated phishing attacks where appropriate for the employee’s role.
The Board of Directors has overall oversight responsibility for the Company's risk management function, and primarily relies on the Audit Committee to administer this oversight. With respect to cybersecurity, the Board and Audit Committee are responsible for confirming that the Company's management maintains appropriate cybersecurity policies and has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed, to manage cybersecurity risks and to mitigate any cybersecurity incidents. The Director of Information Technology is responsible for identifying, considering and assessing significant cybersecurity risks on an ongoing basis, establishing processes for monitoring and mitigating potential cybersecurity risks, exposures, implementing appropriate mitigation measures and maintaining our cybersecurity program. Both the Director of Information Technology as well as the Company's dedicated personnel, who report to her, are certified and experienced information systems security professionals and information security managers with many years of experience. The Director of Information Technology has progressed through various roles of increasing responsibility in information technology functions since being hired at the Company in 2018. The Director of Information Technology and other members of management report to either the Board of Directors or the Audit Committee at least annually on, among other topics, updates to the Company’s cybersecurity program and mitigation strategies, developments in cybersecurity practices generally, and third-party assessments of the Company’s cybersecurity program. Management also provides general program updates and industry trends to the Board and Audit Committee on a more ad hoc basis.
In 2025, the Company did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, despite our efforts, the Company cannot eliminate all risks from cybersecurity threats, or provide assurances that it has not experienced an undetected cybersecurity incident. For more information about these risks, please refer to Item 1A. Risk Factors – Risks Related to Data Privacy and Cybersecurity in this Annual Report on Form 10-K.
Item 2. Properties
The Company’s corporate headquarters is located in North Canton, Ohio, and, as of December 31, 2025, the Company maintained 88 plants that perform manufacturing, assembly or repair services. The Company also maintains various sales and administrative offices and distribution centers throughout the world. None of these plants, administrative offices or distribution centers are individually material to the Company’s operations. The facilities are situated in the United States, as well as 43 other countries, including China, India, and Romania. The Company owns the vast majority of its plants, while most of its sales and administrative offices and distribution centers are leased.
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

Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about legal proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. We believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of open proceedings as of December 31, 2025 will not have a material adverse effect on the Company’s consolidated financial position or annual results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Information about our Executive Officers
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers, except Lucian Boldea, have been employed by Timken or by a subsidiary of the Company during the past five-year period. Mr. Boldea joined the Company on September 1, 2025. The executive officers of the Company as of February 13, 2026 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Lucian Boldea	54	2025	President and Chief Executive Officer
		2024	President and Chief Executive Officer, Industrial Automation – Honeywell International Inc. (an integrated operating company serving a broad range of industries and technologies)
		2022	President and Chief Executive Officer, Performance Materials and Technologies – Honeywell International Inc.
		2020	Executive Vice President, Additives & Functional Products and Chemical Intermediates – Eastman Chemical Company (a global specialty materials company)
Michael A. Discenza	54	2025	Vice President and Chief Financial Officer
		2022	Vice President, Finance & Group Controller
		2020	Vice President, Controller
Timothy A. Graham	56	2025	President, Industrial Motion
		2022	Vice President, Operations & Engineered Bearings
		2021	Vice President, Bearing Operations
		2020	Vice President, North American Bearing Operations & Supply Chain
Hansal N. Patel	45	2024	Executive Vice President, General Counsel and Secretary
		2019	Vice President, General Counsel and Secretary
Natasha Pollock	51	2024	Vice President, Chief Human Resources Officer
		2021	Vice President, Human Resources
		2020	Director – Human Resources
Andreas Roellgen	58	2022	Executive Vice President and President of Engineered Bearings
		2016	Vice President – Europe, Asia and Africa
John R. Szarka	44	2025	Chief Technology Officer
		2023	Vice President, Product Management – Engineered Bearings
		2020	Director, Product Pipelines – Bearings

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR". The number of record holders of the Company’s common shares at December 31, 2025 was 2,601. The estimated number of beneficial shareholders at December 31, 2025 exceeds 100,000.
Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2025.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
10/1/2025 - 10/31/2025	724	$82.84	—	1,499,511
11/1/2025 - 11/30/2025	783	80.54	—	1,499,511
12/1/2025 - 12/31/2025	139,887	83.13	139,821	1,359,690
Total	141,394	$83.11	139,821	—
(1)Of the shares purchased in October, November and December, 724, 783 and 66, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
(2)On February 12, 2021, the Company's Board of Directors approved a share repurchase plan, effective March 1, 2021, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2026. Under this plan, the Company may purchase shares from time to time in open market purchases or privately negotiated transaction, and it may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. On February 13, 2026, the Company's Board of Directors approved a new share repurchase plan, effective March 1, 2026, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2031.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Comparison of Five-Year Cumulative Total Return*
Among The Timken Company, S&P 500 and S&P 400 Industrials
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Timken
S&P 500
S&P 400 Industrials
*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2021	2022	2023	2024	2025
Timken	$91	$95	$109	$99	$118
S&P 500	129	105	133	166	196
S&P 400 Industrials	128	114	149	170	191
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2021, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2025, and reinvestment of dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)
OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and provides related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing portfolio features many strong brands, such as Timken®, GGB®, PT Tech®, Torsion Control Products®, Philadelphia Gear®, Cone Drive®, CGI®, Rollon®, Nadella®, Rosa Sistemi®, Diamond®, Drives®, Groeneveld®, BEKA®, Des-Case®, Lovejoy®, PT Tech®, Torsion Control Products® and Lagersmit®. Timken posted $4.6 billion in sales in 2025 and employs approximately 19,000 people globally, operating in 44 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
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
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems, seals, and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial drivetrain services, which return equipment to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, CGI®, Spinea®, Rollon®, Nadella®, Rosa Sistemi®, Groeneveld®, BEKA®, Des-Case®, Diamond®, Drives®, Timken® Belts, Lovejoy®, PT Tech®, Torsion Control Products® and Lagersmit®. Industrial Motion products are used across a broad range of industries, including solar energy, automation, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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
The following items highlight some of the Company's accomplishments in 2025:
•In August, Timken issued its annual CSR report, highlighting advances in environmental sustainability, social impact and product innovation. The report details Timken's progress toward its target to reduce aggregate Scope 1 and Scope 2 greenhouse gas (GHG) emissions intensity by 50 percent by 2030. From its 2018 baseline year through the end of 2024, Timken decreased emissions intensity by about 42 percent, demonstrating the company's dedication to climate action and responsible operations.
•Timken increased its quarterly dividend by 3% in the second quarter and paid its 414th consecutive quarterly dividend in the fourth quarter. The Company achieved twelve straight years of higher annual dividends in 2025. Timken also repurchased 779,300 common shares during the year.
•The Company strengthened its balance sheet by reducing total debt by $141 million and net debt by $132 million during the year.
•Timken welcomed Lucian Boldea to Timken as its new President and Chief Executive Officer ("CEO") in September.
•Throughout 2025, Timken received third-party recognition for the role it plays as a global industrial leader and responsible corporate citizen. The Company was named one of the World's Most Ethical Companies® for the 14th time by Ethisphere, and one of America's Most Responsible Companies for the 6th year in a row by Newsweek and Statista.

RESULTS OF OPERATIONS
2025 vs. 2024
Overview:

	2025	2024	$ Change	% Change
Net sales	$4,581.8	$4,573.0	$8.8	0.2%
Net income	317.3	375.3	(58.0)	(15.5%)
Net income attributable to noncontrolling interest	28.9	22.6	6.3	27.9%
Net income attributable to The Timken Company	$288.4	$352.7	$(64.3)	(18.2%)
Diluted earnings per share	$4.11	$4.99	$(0.88)	(17.6%)
Average number of diluted shares	70,231,706	70,750,482	—	(0.7%)
The increase in net sales was primarily driven by favorable pricing, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes, partially offset by lower demand across both segments. The decrease in net income was primarily due to incremental tariff costs, the impact of lower volume, unfavorable mix and higher impairment and pension remeasurement charges, partially offset by favorable pricing, lower material and logistics costs, reduced selling, general and administrative ("SG&A") and lower income tax expense.
Outlook:
The Company expects 2026 full-year revenue to be up in the range of 2% to 4% in total compared to 2025, primarily driven by higher demand across most market sectors, higher pricing and the favorable impact of foreign currency exchange rates. The Company's earnings are expected to be up in 2026 compared to 2025, primarily due to higher pricing, the impact of higher volume, favorable mix, the impact of foreign currency exchange rate changes and lower material costs, partially offset by incremental tariff costs and higher SG&A expenses.
The Company expects to generate approximately $515 million of cash from operating activities in 2026 compared to $554.3 million in 2025, driven by higher working capital to support increased demand and higher cash taxes, partially offset by higher net income. The Company expects capital expenditures in 2026 to be approximately 3.5% of sales.

THE STATEMENTS OF INCOME
Operating Income:

Twelve Months Ended December 31,
2025	2024	$ Change	Change
Net sales	$4,581.8	$4,573.0	$8.8	0.2%
Cost of products sold	3,188.5	3,132.3	56.2	1.8%
Selling, general and administrative expenses	748.3	752.0	(3.7)	(0.5%)
Amortization of intangible assets	79.1	78.0	1.1	1.4%
Impairment and restructuring charges	25.3	13.4	11.9	88.8%
Gain on sale of real estate	—	(13.8)	13.8	NM
Operating income	$540.6	$611.1	$(70.5)	(11.5%)
Operating income % to net sales	11.8%	13.4%	(160)	bps
Net sales increased in 2025 compared to 2024 primarily due to the favorable impact of acquisitions of $38 million as well as the favorable impact of foreign currency exchange of $17 million, partially offset by lower organic sales of $46 million (lower demand, favorable pricing).
Operating income decreased in 2025 compared to 2024 due to incremental tariff costs and the impact of lower sales net of cost of products sold, partially offset by favorable pricing and lower SG&A expenses.
•Cost of products sold increased in 2025 compared to 2024 due to the incremental cost of tariffs of $65 million, the impact of foreign currency exchange rate changes of $16 million, and the incremental cost of goods sold from acquisitions of $15 million, partially offset by favorable material and logistics costs of $19 million and the impact of lower volume of $17 million.
•SG&A expenses decreased in 2025 compared to 2024 primarily due to reduced discretionary spending to align with lower demand, decreased accruals for potential uncollectible accounts, and reduced employee compensation, partially offset by the incremental expense associated with acquisitions and the unfavorable impact of foreign currency.
•Impairment and restructuring charges increased in 2025 compared to 2024 primarily due to severance expense related to the CEO transition, and restructuring charges related to the announced closure of the Company's bearing manufacturing facility in Heilbronn, Germany.
•Gain on sale of real estate for 2024 was due to a gain of $13.8 million on the sale of a former bearing manufacturing plant in Gaffney, South Carolina during the quarter ended September 30, 2024. Refer to Note 8 - Property, Plant and Equipment in the Notes to the Consolidated Financial Statements for additional information.

Interest Expense and Income:

	2025	2024	$ Change	% Change
Interest expense	$(110.3)	$(125.1)	$14.8	(11.8%)
Interest income	10.3	14.9	(4.6)	(30.9%)
Interest expense, net	$(100.0)	$(110.2)	$10.2	(9.3%)
Interest expense decreased in 2025 compared to 2024, primarily due to lower average debt levels during the year and lower average interest rates. Interest income decreased in 2025 compared to 2024, primarily due to lower average cash levels during the year.

Other Income (Expense):

	2025	2024	$ Change	% Change
Non-service pension and other postretirement expense	$(15.8)	$(2.6)	$(13.2)	507.7%
Other expense, net	(8.8)	(4.1)	(4.7)	114.6%
Total other expense, net	$(24.6)	$(6.7)	$(17.9)	267.2%
The increase in non-service pension and other postretirement expense was primarily due to net actuarial ("mark-to-market") losses recorded in 2025 compared to net actuarial gains in 2024. In 2025, the Company recognized $10.8 million of net mark-to-market losses, compared to $1.3 million of net mark-to-market gains in 2024. Refer to Note 17 - Retirement Benefit Plans and Note 18 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for more information.
The increase in other expense, net was primarily due to higher foreign currency exchange losses, net of derivative activity, recognized in 2025 compared to 2024.
Income Tax Expense:

	2025	2024	$ Change	Change
Income tax expense	$98.7	$118.9	$(20.2)	(17.0%)
Effective tax rate	23.7%	24.1%	—	(40)	bps
The effective tax rate for 2025 was 23.7%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21% and U.S. state and local income taxes. This was partially offset by the release of valuation allowances on certain non-U.S. deferred tax assets and release of accruals for uncertain tax positions.
The effective tax rate for 2024 was 24.1%, which was unfavorable compared to the U.S. federal statutory rate of 21%, primarily due to the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21% and U.S. state and local income taxes. This was partially offset by the release of accruals for uncertain tax positions.
The change in the effective tax rate for 2025 compared to 2024 was a decrease of 0.4%. The decrease was primarily due to the release of valuation allowances on certain non-U.S. deferred tax assets and the release of accruals for uncertain tax positions. This was partially offset by the unfavorable impact of earnings in foreign jurisdictions where the effective tax rate was higher than 21%.
Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for additional information on the computation of the income tax expense.

For a discussion of changes in consolidated results from 2024 to 2023, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

BUSINESS SEGMENTS
The Company's reportable segments are product-based business groups that serve customers in diverse industrial markets. The primary measurement used by management to measure the financial performance of each segment is adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"). Refer to Note 3 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of adjusted EBITDA by segment to consolidated income before income taxes.
The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2024 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.
The following item highlights the Company's acquisition completed in 2024:
•The Company acquired CGI, Inc. ("CGI") during the third quarter of 2024. Results for CGI are reported in the Industrial Motion segment.
Engineered Bearings Segment:

2025	2024	$ Change	Change
Net sales	$3,018.1	$3,034.3	$(16.2)	(0.5%)
Cost of products sold	(2,135.7)	(2,106.9)	(28.8)	1.4%
Selling, general and administrative expenses	(413.5)	(419.3)	5.8	(1.4%)
Other segment items	4.4	4.5	(0.1)	(2.2%)
Depreciation and amortization	98.4	95.6	2.8	2.9%
Adjusted EBITDA	$571.7	$608.2	$(36.5)	(6.0%)
Adjusted EBITDA margin	18.9%	20.0%	—	(110)	bps

2025	2024	$ Change	% Change
Net sales	$3,018.1	$3,034.3	$(16.2)	(0.5%)
Less: Currency	(0.9)	—	(0.9)	NM
Net sales, excluding the impact of currency	$3,019.0	$3,034.3	$(15.3)	(0.5%)
The Engineered Bearings segment's net sales, excluding the effects of foreign currency exchange rate changes, decreased $15.3 million or 0.5% in 2025 compared to 2024, primarily driven by lower demand in the Americas and Europe, partially offset by higher demand in China, and higher pricing. The segment experienced lower demand across most market sectors, with the auto/truck and heavy industries posting the largest declines, partially offset by higher demand in the renewable energy sector.
Adjusted EBITDA for the Engineered Bearings segment decreased in 2025 by $36.5 million or 6.0% compared to 2024, primarily due to incremental tariff costs and the impact of lower volume, partially offset by favorable price/mix, lower material and logistics costs and lower SG&A expenses.
•Cost of products sold increased in 2025 compared to 2024 due to incremental tariff costs of $55 million, partially offset by favorable material and logistics costs of $24 million.
•SG&A expenses decreased in 2025 compared to 2024 driven primarily by lower compensation expense and reduced discretionary spending, partially offset by the unfavorable impact of foreign currency.

Industrial Motion Segment:

2025	2024	$ Change	Change
Net sales	$1,563.7	$1,538.7	$25.0	1.6%
Cost of products sold	(1,047.0)	(1,008.5)	(38.5)	3.8%
Selling, general and administrative expenses	(269.5)	(269.1)	(0.4)	0.1%
Other segment items	(0.4)	(0.1)	(0.3)	300.0%
Depreciation and amortization	50.6	45.5	5.1	11.2%
Adjusted EBITDA	$297.4	$306.5	$(9.1)	(3.0%)
Adjusted EBITDA margin	19.0%	19.9%	—	(90)	bps

2025	2024	$ Change	% Change
Net sales	$1,563.7	$1,538.7	$25.0	1.6%
Less: Acquisitions	37.6	—	37.6	NM
Currency	18.4	—	18.4	NM
Net sales, excluding the impact of acquisitions and currency	$1,507.7	$1,538.7	$(31.0)	(2.0%)
The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $31.0 million or 2.0% in 2025 compared to 2024, driven primarily by lower demand in most segment platforms, partially offset by higher pricing. Sales were down across most markets, with the largest declines in renewable energy and industrial services.
Adjusted EBITDA decreased $9.1 million or 3.0% in 2025 compared to 2024 primarily due to the impact of lower volume and the incremental cost of tariffs, partially offset by favorable pricing and the benefit of acquisitions.
•Cost of products sold increased in 2025 compared to 2024 due to the impact of the incremental cost of goods sold from acquisitions of $25 million, the unfavorable impact of foreign currency of $14 million, and the incremental cost of tariffs of $10 million, partially offset by the impact of lower volume of $13 million.
•Depreciation and amortization increased in 2025 compared to 2024 primarily due to the addition of property, plant and equipment assets from the acquisition completed during 2024 and the addition of assets from capital projects in the Americas. Refer to Note 2 - Acquisitions in the Notes to the Consolidated Financial Statements for additional information.
Unallocated Corporate:

	2025	2024	$ Change	Change
Unallocated corporate expense	$(73.3)	$(69.9)	$(3.4)	4.9%
Unallocated corporate expense % to net sales	(1.6%)	(1.5%)	—	(10)	bps
Unallocated corporate expense increased in 2025 compared to 2024 primarily due to the unfavorable impact of foreign currency losses of $11.5 million in 2025 compared to $8.2 million in 2024 and higher charitable donations, partially offset by reduced corporate compensation expenses.

CASH FLOWS

	2025	2024	$ Change
Net cash provided by operating activities	$554.3	$475.7	$78.6
Net cash used in investing activities	(148.3)	(304.6)	156.3
Net cash used in financing activities	(437.1)	(194.8)	(242.3)
Effect of exchange rate changes on cash	22.9	(22.0)	44.9
Decrease in cash, cash equivalents and restricted cash	$(8.2)	$(45.7)	$37.5
Operating Activities:
The increase in net cash provided by operating activities in 2025 compared to 2024 was primarily due to the favorable impact of working capital items of $95.1 million and the favorable impact of income taxes on cash of $17.2 million, partially offset by a decrease in net income of $58.0 million. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.
The following chart displays the impact of working capital items on cash during 2025 and 2024:

	2025	2024	$ Change
Cash provided by (used in):
Accounts receivable	$3.7	$(14.2)	$17.9
Unbilled receivables	3.4	3.3	0.1
Inventories	(3.1)	9.6	(12.7)
Trade accounts payable	18.0	(37.1)	55.1
Other accrued expenses	27.6	(7.1)	34.7
Cash provided by (used in) working capital items	$49.6	$(45.5)	$95.1
The following table displays the impact of income taxes on cash during 2025 and 2024:

	2025	2024	$ Change
Accrued income tax expense	$98.7	$118.9	$(20.2)
Income tax payments	(144.8)	(183.5)	38.7
Other miscellaneous	(0.2)	1.1	(1.3)
Change in income taxes	$(46.3)	$(63.5)	$17.2
Investing Activities:
The decrease in net cash used in investing activities in 2025 compared to 2024 was primarily due to a decrease in cash used for acquisitions of $167.4 million and a decrease in capital expenditures of $21.8 million, partially offset by a decrease in cash from the net liquidation of short-term marketable securities of $19.7 million and a decrease in proceeds from disposals of property, plant and equipment of $13.1 million.
Financing Activities:
The change in net cash used in financing activities in 2025 compared to 2024 was primarily due to proceeds received from the sale of shares of Timken India Limited ("TIL") in 2024 of $232.3 million that did not repeat in 2025, an increase in the purchase of treasury shares of $16.9 million and an increase in noncontrolling dividends paid of $13.9 million, partially offset by an increase in net borrowings of $21.6 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2025	2024
Short-term debt, including current portion of long-term debt	$38.9	$13.0
Long-term debt	1,883.1	2,049.7
Total debt	$1,922.0	$2,062.7
Less: Cash and cash equivalents	364.4	373.2
Net debt	$1,557.6	$1,689.5
Ratio of Net Debt to Capital:

	December 31,
	2025	2024
Net debt	$1,557.6	$1,689.5
Total equity	3,345.7	2,984.1
Net debt plus total equity (capital)	$4,903.3	$4,673.6
Ratio of net debt to capital	31.8%	36.1%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At December 31, 2025, the Company had strong liquidity with $364.4 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $828.8 million available under committed credit lines. Of the $364.4 million of cash and cash equivalents, $333.9 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022 the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. Interest rates under the Credit Agreement are based on the Secured Overnight Financing Rate ("SOFR"). At December 31, 2025, the Senior Credit Facility had $21.2 million of outstanding borrowings. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2025, the Company's consolidated net leverage ratio was 2.01 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of December 31, 2025, the Company's consolidated interest coverage ratio was 7.76 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of December 31, 2025, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).
The Company renewed the Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility") on December 5, 2025. The $100 million Accounts Receivable Facility matures on November 30, 2028. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. The Accounts Receivable Facility had no borrowing base limitations at December 31, 2025. As of December 31, 2025, there were no outstanding borrowings under the Accounts Receivable Facility.

Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently allows for borrowings of up to $247.2 million. At December 31, 2025, the Company had borrowings outstanding of $24.5 million and bank guarantees of $6.2 million, which reduced the aggregate availability under these facilities to $216.5 million.
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
At December 31, 2025, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate approximately $515 million of cash from operating activities in 2026 compared to $554.3 million in 2025, driven by higher working capital to support increased demand and higher cash taxes, partially offset by higher net income. The Company expects capital expenditures in 2026 to be approximately 3.5% of sales.
FUTURE CONTRACTUAL AND OTHER PAYMENTS
The Company’s material cash requirements for contractual debt obligations and other contractual commitments outstanding as of December 31, 2025 were as follows:
Payments due by period:

Future Contractual and Other Payments	Total	Less than 1 Year	1-5 Years	More than 5 Years
Interest payments	$503.3	$80.8	$255.4	$167.1
Long-term debt, including current portion of long-term debt	1,912.5	14.4	838.6	1,059.5
Short-term debt	24.5	24.5	—	—
Purchase commitments	109.8	89.6	20.2	—
Operating leases	157.3	39.3	92.7	25.3
Retirement benefit plans	242.0	31.8	122.6	87.6
Total	$2,949.4	$280.4	$1,329.5	$1,339.5
The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 12 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.
In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans. Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. During 2025, the Company made cash contributions and payments of $36.8 million to its global defined benefit pension plans and $1.9 million to its other postretirement benefit plans. Refer to Note 17 - Retirement Benefit Plans and Note 18 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
Refer to Note 5 - Income Taxes and Note 14 - Contingencies in the Notes to the Consolidated Financial Statements for additional information regarding the Company's exposure for certain tax and legal matters.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2025, outstanding letters of credit totaled $86.3 million, primarily having expiration dates within 12 months.

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
As of December 31, 2025, the Company had $1,486.4 million of goodwill on its Consolidated Balance Sheet, of which $703.9 million was attributable to the Engineered Bearings segment and $782.5 million was attributable to the Industrial Motion segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for movements in the carrying amount of goodwill by segment.
The Company reviews goodwill for impairment at the reporting unit level. The Engineered Bearings segment has one reporting unit and the Industrial Motion segment has six reporting units.
Accounting guidance permits an entity to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing, including goodwill, is required. The Company chose to utilize this qualitative assessment in the annual goodwill impairment testing for all reporting units in the fourth quarter of 2025. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these reporting units exceeded their respective carrying values. In 2024, the Company performed a quantitative impairment analysis in the fourth quarter of 2024 for its Belts and Chain reporting unit. The result of this impairment analysis was to recognize an impairment loss of $1.5 million, reducing goodwill for this reporting unit to zero.
As of December 31, 2025, the Company had $100.6 million of indefinite-lived intangible assets on its Consolidated Balance Sheet. The Company’s indefinite-lived intangible assets primarily consist of acquired trade names. As mentioned above, accounting guidance permits an entity to first assess qualitative factors to determine whether additional indefinite-lived intangible asset impairment testing is required. The Company chose to utilize this qualitative assessment in the annual impairment testing for all of its indefinite-lived intangible assets in the fourth quarter of 2025. Based on the qualitative assessment, the Company concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets would exceed their respective carrying values.

Income Taxes:
Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.
The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with Accounting Standards Codification ("ASC") Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets relate primarily to tax loss carryforwards in foreign jurisdictions, as well as pension and postretirement benefit obligations in the U.S., which the Company believes are more likely than not to result in future tax benefits. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. The Company recorded $6.8 million in 2025 and $0.9 million in 2024 of tax benefits related to the reversal of valuation allowances. Refer to Note 5 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the valuation allowance reversals.
In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2025, the Company recorded $13.2 million of net tax benefit for uncertain tax positions, which consisted primarily of $21.0 million of the net reversal of accruals for prior year uncertain tax positions and settlements with tax authorities. This benefit was partially offset by $7.8 million related to increases to current and prior year uncertain tax positions and interest. During 2025, the Company recorded a $2.6 million increase of uncertain tax positions related to foreign currency translation adjustments and deferred tax liabilities. The Company also released $0.3 million of uncertain tax positions related to prior years for acquisitions made during 2024.
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

Defined Benefit Pension Plans:
The Company sponsors a number of defined benefit pension plans that cover eligible employees. These plans are accounted for in accordance with ASC Topic 715-30, "Defined Benefit Plans – Pension."
The measurement of liabilities related to these plans is based on management's assumptions related to future events, including discount rates. Management regularly evaluates these assumptions and adjusts them as required and appropriate. Other plan assumptions also are reviewed on a regular basis to reflect recent experience and the Company's future expectations. Actual experience that differs from these assumptions may affect future liquidity, expense and the overall financial position of the Company. While the Company believes that current assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may affect materially the Company's pension obligations and its future expense and cash flow.
The discount rate is used to calculate the present value of expected future pension cash flows as of the measurement date. The Company establishes the discount rate by constructing a notional portfolio of high-quality corporate bonds and matching the coupon payments and bond maturities to projected benefit payments under the Company's pension plans. A lower discount rate will result in a higher benefit obligation; conversely, a higher discount rate will result in a lower benefit obligation. The discount rate also is used to calculate the annual interest cost, which is a component of net periodic benefit cost.
During 2025, the Company entered into an insurance buy-in contract for its pension obligation related to its defined benefit pension plan in the United Kingdom ("U.K."). Refer to Note 17 - Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information regarding the insurance buy-in contract. The insurance buy-in contract matches cash flows with future benefit payments for participants as of the contract date with the obligation remaining with the plan. The discount rate for this plan has been set at the discount rate inherent in the insurance buy-in contract.
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

The Company recognized net periodic benefit cost of $25.2 million during 2025 for defined benefit pension plans, compared to net periodic benefit cost of $12.2 million during 2024. The Company recognized net mark-to-market losses of $11.2 million during 2025 compared to net mark-to-market gains of $0.7 million during 2024. Mark-to-market losses during 2025 were primarily due to the impact of a net reduction in the discount rate used to measure the Company's defined benefit pension obligations of $10.6 million and the impact of experience losses of $2.9 million, partially offset by higher than expected returns on plans assets of $1.3 million and other actuarial gains of $1.0 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 36 basis point decrease in the discount rate used to measure its plan obligations in the U.K., which decreased from 5.43% in 2024 to 5.07% in 2025, and a 24 basis point decrease in the weighted-average discount rate used to measure its U.S. plan obligations, which decreased from 5.83% in 2024 to 5.59% in 2025. Excluding mark-to-market gains and losses recognized in 2025 and 2024, including a curtailment gain, net period benefit cost was $14.0 million and $13.0 million, respectively. The increase in 2025 was due to higher interest costs.
In 2026, the Company expects net periodic benefit cost to be approximately $12 million for defined benefit pension plans, compared to net periodic benefit cost of $25.2 million in 2025. Net periodic benefit cost for 2026 does not include mark-to-market charges that will be recognized immediately through earnings in the fourth quarter of 2026, or on an interim basis if specific events trigger a remeasurement. Excluding the mark-to-market losses of $11.2 million recognized in 2025, net periodic benefit cost was $14.0 million in 2025. The expected decrease in net periodic benefit cost for 2026, excluding mark-to-market charges, primarily reflects a higher expected return on plan assets.
The Company expects to contribute to its defined benefit pension plans or pay directly to participants of defined benefit plans approximately $32 million in 2026 compared to $36.8 million of contributions and payments in 2025. The decrease is primarily due to lower expected contributions on to the U.S. pension plans in 2026.
For expense purposes in 2025, the Company applied a weighted-average discount rate of 5.83% to its U.S. defined benefit pension plans. For expense purposes in 2026, the Company will apply a weighted-average discount rate of 5.59% to its U.S. defined benefit pension plans.
For expense purposes in 2025, the Company applied an expected weighted-average rate of return of 4.30% for the Company’s U.S. pension plan assets. For expense purposes in 2026, the Company will apply an expected weighted-average rate of return on plan assets of 4.74%.
The following table presents the sensitivity of the Company's global projected pension benefit obligation ("PBO") to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2025
	Change	PBO
Assumption:
Discount rate	.25%	$8.3
In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $8.3 million and decrease income before income taxes through the recognition of actuarial losses of $8.3 million. A 25 basis point increase in the discount rate will decrease the PBO by $8.3 million and increase income before income taxes through the recognition of actuarial gains of $8.3 million. In addition, a 25 basis point decrease in returns on pension assets will decrease income before income taxes by $0.6 million, and a 25 basis point increase in return on pension assets will increase income before income taxes by $0.6 million.

NON-GAAP MEASURES
Supplemental Non-GAAP Measures:
In addition to results reported in accordance with U.S. GAAP, the Company provides information on non-GAAP financial measures. These non-GAAP financial measures include adjusted net income, adjusted earnings per share, adjusted EBITDA and adjusted EBITDA margins, ratio of net debt to adjusted EBITDA (for the trailing 12 months), net debt, ratio of net debt to capital, free cash flow and return on invested capital. This information is intended to supplement U.S. GAAP financial measures and is not intended to replace U.S. GAAP financial measures. Net debt and the ratio of net debt to capital is disclosed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Adjusted Net Income and Adjusted EBITDA:
Adjusted net income and adjusted earnings per share represent net income attributable to The Timken Company and diluted earnings per share, respectively, adjusted for the amortization of intangible assets related to acquisitions, impairment, restructuring and reorganization charges, acquisition costs, including transaction costs and the amortization of the inventory step-up, property losses and recoveries, actuarial gains and losses associated with the remeasurement of the Company's defined benefit pension and other postretirement benefit plans, CEO transition expenses, gains and losses on the sale of real estate, gains and losses on divestitures, the income tax impact of these adjustments, as well as other discrete income tax items, and other items from time to time that are not part of the Company's core operations. Management believes adjusted net income and adjusted earnings per share are useful to investors as they are representative of the Company's core operations and are used in the management of the business.
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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Twelve Months Ended December 31,
	2025	2024	2023	2022	2021
Net sales	$4,581.8	$4,573.0	$4,769.0	$4,496.7	$4,132.9
Net Income Attributable to The Timken Company	288.4	352.7	394.1	407.4	369.1
Net Income Attributable to The Timken Company as a Percentage of Sales	6.3%	7.7%	8.3%	9.1%	8.9%
Adjustments:
Acquisition intangible amortization	79.1	78.0	65.7	43.9	46.8
Impairment, restructuring and reorganization charges (1)	21.8	19.1	60.1	55.1	15.1
Corporate pension and other postretirement benefit related (income) expense (2)	10.8	(1.3)	20.6	2.9	0.3
Acquisition-related charges (3)	—	13.0	31.8	14.8	2.3
Gain on divestitures and sale of certain assets (4)	(2.6)	(14.7)	(5.2)	(2.9)	—
Property losses and related expenses (5)	—	1.2	—	—	—
Tax indemnification and related items	—	(1.1)	—	0.3	0.2
CEO transition expenses (6)	20.8	3.7	—	—	—
Noncontrolling interest of above adjustments	4.9	(0.2)	(2.1)	(5.3)	—
Provision for income taxes (7)	(48.7)	(41.0)	(56.9)	(35.9)	(35.0)
Adjusted Net Income	$374.5	$409.4	$508.1	$480.3	$398.8
Net income attributable to noncontrolling interest	28.9	22.6	13.9	9.6	12.4
Provision for income taxes (as reported)	98.7	118.9	122.5	133.9	95.1
Interest expense	110.3	125.1	110.7	74.6	58.8
Interest income	(10.3)	(14.9)	(9.3)	(3.8)	(2.3)
Depreciation and amortization expense (8)	229.0	220.5	200.5	164.0	167.0
Less: Acquisition intangible amortization	79.1	78.0	65.7	43.9	46.8
Less: Noncontrolling interest	4.9	(0.2)	(2.1)	(5.3)	—
Less: Provision for income taxes (7)	(48.7)	(41.0)	(56.9)	(35.9)	(35.0)
Adjusted EBITDA	$795.8	$844.8	$939.7	$855.9	$718.0
Adjusted EBITDA Margin (% of net sales)	17.4%	18.5%	19.7%	19.0%	17.4%
(1) Impairment, restructuring and reorganization charges (including items recorded in cost of products sold) relate to: (i) plant closures; (ii) the rationalization of certain plants; (iii) severance related to cost reduction initiatives; (iv) impairment of assets; and (v) related depreciation and amortization. Impairment, restructuring and reorganization charges for 2023 included $28.3 million related to the impairment of goodwill. Impairment, restructuring and reorganization charges for 2022 included $29.3 million related to the sale of Timken Aerospace Drives Systems, LLC. The Company re-assesses its operating footprint and cost structure periodically, and makes adjustments as needed that result in restructuring charges. However, management believes these actions are not representative of the Company’s core operations.
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
(3) Acquisition-related charges represent deal-related expenses associated with completed transactions and certain unsuccessful transactions, as well as any resulting inventory step-up impact, and a bargain purchase gain in 2021 on the acquisition of the assets of Aurora Bearing Company, that closed on November 30, 2020.
(4) Represents the net gain resulting from divestitures and sale of certain assets.
(5) Represents property loss and related expenses incurred during the periods presented resulting from a fire that occurred during the second quarter of 2024 at one of the Company's plants in Slovakia.
(6) On August 22, 2025, the Company announced the appointment of Lucian Boldea as President and CEO, effective September 1, 2025, and that Richard G. Kyle would retire from the role of interim President and CEO. On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company, would be departing from the Company, effective immediately, and Mr. Kyle would be serving as interim President and CEO. CEO transition expenses primarily relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of the impact for stock awards forfeited, the acceleration of certain stock compensation awards issued to Mr. Kyle, and other one-time costs associated with the transition in 2025. During 2024, the Company announced that Mr. Kyle, President and CEO of the Company, would be retiring from his position as CEO as of February 15, 2025, and that Mr. Mehta would be appointed President and CEO on September 5, 2024. CEO transition expenses for 2024 relate to the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition in 2024.
(7) Provision for income taxes includes the net tax impact on pre-tax adjustments (listed above), the impact of discrete tax items recorded during the respective periods as well as other adjustments to reflect the use of one overall effective tax rate on adjusted pre-tax income.
(8) Depreciation and amortization shown excludes depreciation recognized in reorganization charges, if any.

Diluted earnings and adjusted earnings per share in the table below are based on net income attributable to The Timken Company and adjusted net income, respectively, in the table above.

	Twelve Months Ended December 31,
	2025	2024	2023	2022	2021
Diluted earnings per share (EPS)	$4.11	$4.99	$5.47	$5.48	$4.79
Adjusted EPS	$5.33	$5.79	$7.05	$6.46	$5.18
Diluted shares	70,231,706	70,750,482	72,081,884	74,323,839	77,006,589

Free Cash Flow:
Free cash flow represents net cash provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.
Reconciliation of net cash provided by operating activities to free cash flow:

	Twelve Months Ended December 31,
	2025	2024	2023	2022	2021
Net cash provided by operating activities	$554.3	$475.7	$545.2	$463.8	$387.3
Capital expenditures	(148.2)	(170.0)	(187.8)	(178.4)	(148.3)
Free cash flow	$406.1	$305.7	$357.4	$285.4	$239.0

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended December 31, 2025 and December 31, 2024 was $317.3 million and $375.3 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.0 at both December 31, 2025 and December 31, 2024.
Reconciliation of Net income to Adjusted EBITDA for the twelve months:

	Twelve Months Ended December 31,
	2025	2024
Net income	$317.3	$375.3
Provision for income taxes	98.7	118.9
Interest expense	110.3	125.1
Interest income	(10.3)	(14.9)
Depreciation and amortization	230.1	221.8
Consolidated EBITDA	746.1	826.2
Adjustments:
Impairment, restructuring and reorganization charges (1)	$20.7	$17.8
Corporate pension and other postretirement related expense (income) (2)	10.8	(1.3)
Acquisition-related charges (3)	—	13.0
Property losses and related expenses (4)	—	1.2
Gain on divestitures and sale of certain assets (5)	(2.6)	(14.7)
CEO transition expenses (6)	20.8	3.7
Tax indemnification and related items	—	(1.1)
Total Adjustments	49.7	18.6
Adjusted EBITDA	$795.8	$844.8
Net Debt	$1,557.6	$1,689.5
Ratio of Net Debt to Adjusted EBITDA	2.0	2.0
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
(6) On August 22, 2025, the Company announced the appointment of Lucian Boldea as President and CEO, effective September 1, 2025, and that Richard G. Kyle would retire from the role of interim President and CEO. On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company, would be departing from the Company, effective immediately, and Mr. Kyle would be serving as interim President and CEO. CEO transition expenses primarily relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of the impact for stock awards forfeited, the acceleration of certain stock compensation awards issued to Mr. Kyle, and other one-time costs associated with the transition in 2025. During 2024, the Company announced that Mr. Kyle, President and CEO of the Company, would be retiring from his position as CEO as of February 15, 2025, and that Mr. Mehta would be appointed President and CEO on September 5, 2024. CEO transition expenses for 2024 relate to the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition in 2024.

Return on Invested Capital:
Return on Invested Capital is defined as adjusted net operating profit after taxes divided by average invested capital. The Company uses Average Invested Capital as a type of non-GAAP ratio that indicates return on invested capital, which management believes is useful to investors as a measure of return on their investment.
Reconciliation of adjusted net operating profit after taxes, adjusted invested capital and return on adjusted invested capital:

Adjusted Net Operating Profit after Taxes (ANOPAT):
	Twelve Months Ended December 31,
	2025	2024	2023	2022	2021
Adjusted EBITDA (1)	$795.8	$844.8	$939.7	$855.9	$718.0
Acquisition intangible amortization	79.1	78.0	65.7	43.9	46.8
Less: depreciation and amortization expense (2)	229.0	220.5	200.5	164.0	167.0
Adjusted EBIT	645.9	702.3	804.9	735.8	597.8
Adjusted tax rate	27.0%	27.0%	25.5%	25.5%	24.0%
Calculated income taxes	174.4	189.6	205.2	187.6	143.5
ANOPAT	$471.5	$512.7	$599.7	$548.2	$454.3

Adjusted Invested Capital:
	Twelve Months Ended December 31,
	2025	2024	2023	2022	2021	2020
Total debt	$1,922.0	$2,062.7	$2,395.9	$1,963.2	$1,464.9	$1,564.6
Less: cash and cash equivalents	364.4	373.2	418.9	331.6	257.1	320.3
Net debt	1,557.6	1,689.5	1,977.0	1,631.6	1,207.8	1,244.3
Total equity	3,345.7	2,984.1	2,702.4	2,352.9	2,377.7	2,225.2
Invested capital (net debt + total equity)	4,903.3	4,673.6	4,679.4	3,984.5	3,585.5	3,469.5
Invested capital (two-point average)	$4,788.5	$4,676.5	$4,332.0	$3,785.0	$3,527.5

Return on Invested Capital:
	Twelve Months Ended December 31,
	2025	2024	2023	2022	2021
ANOPAT	$471.5	$512.7	$599.7	$548.2	$454.3
Invested capital (two-point average)	4,788.5	4,676.5	4,332.0	3,785.0	3,527.5
Return on invested capital	9.8%	11.0%	13.8%	14.5%	12.9%
(1) Refer to page 39 for reconciliations to the most directly comparable U.S. GAAP financial measures.
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
Net of related derivative activity, the Company recognized foreign currency exchange losses resulting from transactions of $14.0 million, $9.3 million and $14.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, the Company recorded a positive non-cash foreign currency translation adjustment of $215.6 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $156.4 million that decreased shareholders’ equity for the year ended December 31, 2024. The foreign currency translation adjustments for the year ended December 31, 2025 were positively impacted by the weakening of the U.S. dollar relative to other currencies as of December 31, 2025 compared to December 31, 2024.
CEO Transition:
On September 5, 2024, the Company's Board of Directors appointed Tarak B. Mehta President and CEO and appointed Richard G. Kyle Advisor to the CEO. Mr. Mehta succeeded Mr. Kyle, who had served as Timken’s President and CEO since 2014. On March 31, 2025, Timken announced that the Company and Mr. Mehta had mutually agreed that Mr. Mehta would depart from the Company, including resigning as a member of the Company’s Board of Directors, effective immediately. The Company also announced that the Board had appointed Mr. Kyle as the interim President and CEO of the Company. On September 1, 2025, the Company's Board appointed Lucian Boldea President and CEO and appointed Mr. Kyle Advisor to the CEO.
During the three months ended March 31, 2025, the Company recorded severance of $9.3 million, plus related taxes, for Mr. Mehta's settlement arrangement and release of claims for his termination without cause. Approximately two-thirds of this amount was paid in 2025, with the remaining amounts to be paid in 2026 and 2027. In addition, the Company recorded incremental stock compensation expense related to stock compensation awards issued to Mr. Kyle during the twelve months ended December 31, 2025, as well as other one-time costs associated with the transition in 2025. CEO transition expenses for 2024 relate to the acceleration of certain stock compensation awards for Mr. Kyle and other one-time costs associated with the transition in 2024.
Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the U.S.
Quarterly Dividend:
On February 13, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per common share. The quarterly dividend will be paid on March 6, 2026 to shareholders of record as of February 24, 2026. This will be the 415th consecutive quarterly dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2025 Annual Report to Shareholders that are not historical in nature (including the Company’s forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
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
(c)the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, disruptions to the Company's supply chain, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the ability of the Company to effectively adjust the prices for its products in response to changing dynamics, the effects of distributor inventory corrections reflecting de-stocking of the supply chain, changes in customer preferences due to emergent technologies, evolving regulatory landscapes or other factors and whether conditions of fair trade continue in the Company's markets;
(d)competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products or services by existing and new competitors, competition for skilled labor and new technology, such as AI, that may impact the way the Company’s products are produced, sold or distributed;
(e)changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials, energy and fuel; changes in tariff rates and other costs associated with tariffs; disruptions to the Company's supply chain and logistical issues associated with port closures or delays or increased costs; changes in the expected costs associated with product warranty claims especially in industry segments with potential high claim values; changes in the global regulatory landscape (including with respect to climate change or other environmental regulations); changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; costs associated with inclement weather events; the effects of government-imposed restrictions, commercial requirements and Company goals associated with climate change and emissions or other sustainability initiatives; and changes in the cost of labor and benefits;
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
(m)the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
(n)those items identified under Item 1A. Risk Factors on pages 9 through 19.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by the Company's international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact from the Company's variable rate debt would be an increase in interest expense of $1.3 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.
Foreign Currency Exchange Rate Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, can impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2025, there were $371.8 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a benefit of $22.7 million related to these hedges, which would have partially offset the impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.
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

Item 8. Financial Statements and Supplementary Data
The Timken Company and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

United States Pension Benefit Obligations
Description of the Matter
At December 31, 2025, the Company’s pension benefit obligation was $555.1 million. The three plans with the largest pension benefit obligations, covering certain employees in the United States, comprised 52% of the total projected benefit obligation as of December 31, 2025. As explained in Note 1 to the consolidated financial statements, the Company recognizes actuarial gains and losses immediately through net periodic benefit cost upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement.
Auditing the pension benefit obligations of these three plans was complex and required the involvement of specialists due to the estimation uncertainty involved in determining the discount rates used in the measurement of these benefit obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the measurement of the pension benefit obligations. For example, we tested controls over management’s review of the discount rates used in the measurement of these benefit obligations.
To test the pension benefit obligation, our audit procedures included, among others, evaluating the methodology used and the significant actuarial assumptions discussed above. We compared the actuarial assumptions used by management to historical trends and we involved actuarial specialists to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rate that reflects the maturity and duration of the benefit payments and is used to measure the pension benefit obligations. In certain instances, as part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1910.

Cleveland, Ohio
February 13, 2026

Consolidated Statements of Income

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions, except per share data)
Net sales	$4,581.8	$4,573.0	$4,769.0
Cost of products sold	3,188.5	3,132.3	3,259.9
Selling, general and administrative expenses	748.3	752.0	740.8
Amortization of intangible assets	79.1	78.0	65.7
Impairment and restructuring charges	25.3	13.4	45.5
Gain on sale of real estate	—	(13.8)	—
Operating Income	540.6	611.1	657.1
Interest expense	(110.3)	(125.1)	(110.7)
Interest income	10.3	14.9	9.3
Non-service pension and other postretirement expense	(15.8)	(2.6)	(24.0)
Other expense, net	(8.8)	(4.1)	(1.2)
Income Before Income Taxes	416.0	494.2	530.5
Provision for income taxes	98.7	118.9	122.5
Net Income	317.3	375.3	408.0
Less: Net income attributable to noncontrolling interest	28.9	22.6	13.9
Net Income Attributable to The Timken Company	$288.4	$352.7	$394.1

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$4.13	$5.02	$5.52

Diluted earnings per share	$4.11	$4.99	$5.47
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Net Income	$317.3	$375.3	$408.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	206.5	(161.2)	33.5
Pension and postretirement liability adjustments	(6.2)	(6.0)	(6.1)
Change in fair value of derivative financial instruments	(4.2)	2.0	(0.8)
Other comprehensive income (loss), net of tax	196.1	(165.2)	26.6
Comprehensive Income, net of tax	513.4	210.1	434.6
Less: comprehensive income attributable to noncontrolling interest	19.8	17.8	12.1
Comprehensive Income Attributable to The Timken Company	$493.6	$192.3	$422.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2025	2024
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$364.4	$373.2
Restricted cash	1.0	0.4
Accounts receivable, net	689.4	664.6
Unbilled receivables	137.6	140.8
Inventories, net	1,243.3	1,195.6
Deferred charges and prepaid expenses	45.7	39.5
Other current assets	119.4	102.8
Total Current Assets	2,600.8	2,516.9
Property, Plant and Equipment, Net	1,357.6	1,306.9
Other Assets
Goodwill	1,486.4	1,383.3
Other intangible assets, net	1,002.3	1,006.5
Operating lease assets	152.9	130.6
Deferred income taxes	53.2	41.0
Other non-current assets	23.6	25.8
Total Other Assets	2,718.4	2,587.2
Total Assets	$6,676.8	$6,411.0
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$353.2	$321.7
Short-term debt, including current portion of long-term debt	38.9	13.0
Salaries, wages and benefits	157.5	142.2
Income taxes payable	31.4	24.4
Other current liabilities	341.1	319.2
Total Current Liabilities	922.1	820.5
Non-Current Liabilities
Long-term debt	1,883.1	2,049.7
Accrued pension benefits	148.9	157.7
Accrued postretirement benefits	29.3	29.8
Long-term operating lease liabilities	100.8	84.0
Deferred income taxes	146.7	175.0
Other non-current liabilities	100.2	110.2
Total Non-Current Liabilities	2,409.0	2,606.4
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2025 – 79,611,543 shares; 2024 – 79,173,667 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,299.5	1,269.3
Retained earnings	2,678.9	2,488.8
Accumulated other comprehensive loss	(96.5)	(301.7)
Treasury shares at cost (2025 – 10,076,175 shares; 2024 – 9,174,863 shares)	(738.0)	(670.6)
Total Shareholders’ Equity	3,184.6	2,826.5
Noncontrolling interest	161.1	157.6
Total Equity	3,345.7	2,984.1
Total Liabilities and Equity	$6,676.8	$6,411.0
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$317.3	$375.3	$408.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230.1	221.8	201.3
Impairment charges	0.1	3.5	33.2
(Gain) loss on sale of assets	(1.8)	(14.4)	1.3
Gain on acquisitions and divestitures	—	—	(2.9)
Deferred income tax benefit	(27.2)	(35.3)	(11.6)
Stock-based compensation expense	28.3	25.9	30.6
Pension and other postretirement expense	18.4	5.3	26.5
Pension and other postretirement benefit contributions and payments	(38.7)	(26.1)	(29.8)
Changes in operating assets and liabilities:
Accounts receivable	3.7	(14.2)	71.6
Unbilled receivables	3.4	3.3	(40.4)
Inventories	(3.1)	9.6	72.0
Accounts payable, trade	18.0	(37.1)	(57.4)
Other accrued expenses	27.6	(7.1)	(47.6)
Income taxes	(19.1)	(28.2)	(108.4)
Other, net	(2.7)	(6.6)	(1.2)
Net Cash Provided by Operating Activities	554.3	475.7	545.2

Investing Activities
Capital expenditures	(148.2)	(170.0)	(187.8)
Acquisitions, net of cash acquired of $8.9 million in 2024 and $30.0 million in 2023	—	(167.4)	(638.8)
Proceeds from disposals of property, plant and equipment	4.5	17.6	1.8
Proceeds from divestitures, net of cash divested of $0.7 million in 2023	—	0.3	13.5
Investments in short-term marketable securities, net	(4.5)	15.2	5.7
Other	(0.1)	(0.3)	(0.9)
Net Cash Used in Investing Activities	(148.3)	(304.6)	(806.5)

Financing Activities
Cash dividends paid to shareholders	(98.3)	(96.1)	(94.0)
Purchase of treasury shares	(57.4)	(40.5)	(250.9)
Proceeds from exercise of stock options	1.9	5.6	21.8
Payments related to tax withholding for stock-based compensation	(10.0)	(10.0)	(17.0)
Proceeds from long-term debt	97.3	1,858.3	1,564.9
Payments on long-term debt	(365.8)	(1,839.3)	(1,329.0)
Deferred financing costs	(0.3)	(5.5)	(0.5)
Accounts receivable facility financing borrowings	369.0	366.0	104.0
Accounts receivable facility financing payments	(369.0)	(433.0)	(122.0)
Short-term debt activity, net	11.8	(230.3)	190.0
Noncontrolling interest dividends paid	(15.0)	(1.1)	(0.6)
Proceeds from the sale of shares in Timken India Limited	—	232.3	284.8
Other	(1.3)	(1.2)	(4.4)
Net Cash (Used in) Provided by Financing Activities	(437.1)	(194.8)	347.1
Effect of exchange rate changes on cash	22.9	(22.0)	(7.2)
(Decrease) Increase In Cash, Cash Equivalents and Restricted Cash	(8.2)	(45.7)	78.6
Cash, cash equivalents and restricted cash at beginning of year	373.6	419.3	340.7
Cash, Cash Equivalents and Restricted Cash at End of Year	$365.4	$373.6	$419.3
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
(Dollars in millions, except per share data)	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Shares	Non- controlling Interest
Year Ended December 31, 2023
Balance at January 1, 2023	$2,352.9	$40.7	$829.6	$1,932.1	$(181.9)	$(352.2)	$84.6
Net income	408.0			394.1			13.9
Foreign currency translation adjustments	33.5				35.3		(1.8)
Pension and other postretirement liability adjustments (net of $2.0 million income tax benefit)	(6.1)				(6.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends – $1.30 per share	(94.0)			(94.0)
Sale of shares of Timken India Limited	229.0		194.5		8.1		26.4
Other ownership changes	(4.0)				(1.5)		(2.5)
Stock-based compensation expense	30.6		30.6
Purchase of treasury shares	(250.9)					(250.9)
Stock option exercise activity	21.8		21.8
Payments related to tax withholding for stock-based compensation	(17.0)					(17.0)
Balance at December 31, 2023	$2,702.4	$40.7	$1,076.5	$2,232.2	$(146.9)	$(620.1)	$120.0
Year Ended December 31, 2024
Net income	375.3			352.7			22.6
Foreign currency translation adjustments	(161.2)				(156.4)		(4.8)
Pension and other postretirement liability adjustments (net of $2.0 million income tax benefit)	(6.0)				(6.0)
Change in fair value of derivative financial instruments, net of reclassifications	2.0				2.0
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends – $1.35 per share	(96.1)			(96.1)
Sale of shares of Timken India Limited	186.8		161.3		5.6		19.9
Other ownership changes	1.0						1.0
Stock-based compensation expense	25.9		25.9
Purchase of treasury shares	(40.5)					(40.5)
Stock option exercise activity	5.6		5.6
Payments related to tax withholding for stock-based compensation	(10.0)					(10.0)
Balance at December 31, 2024	$2,984.1	$40.7	$1,269.3	$2,488.8	$(301.7)	$(670.6)	$157.6
Year Ended December 31, 2025
Net income	317.3			288.4			28.9
Foreign currency translation adjustments	206.5				215.6		(9.1)
Pension and other postretirement liability adjustments (net of $2.1 million income tax benefit)	(6.2)				(6.2)
Change in fair value of derivative financial instruments, net of reclassifications	(4.2)				(4.2)
Dividends declared to noncontrolling interest	(15.0)						(15.0)
Dividends – $1.39 per share	(98.3)			(98.3)
Other ownership changes	(1.3)						(1.3)
Stock-based compensation expense	28.3		28.3
Purchase of treasury shares	(57.4)					(57.4)
Stock option exercise activity	1.9		1.9
Payments related to tax withholding for stock-based compensation	(10.0)					(10.0)
Balance at December 31, 2025	$3,345.7	$40.7	$1,299.5	$2,678.9	$(96.5)	$(738.0)	$161.1
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
Revenue is generally recognized as performance obligations under the terms of a contract with a customer of the Company are satisfied. Of the Company's revenue, approximately 91% is from fixed-price contracts and continues to be recognized as of a point in time when products are shipped from the Company's manufacturing or distribution facilities or at a later point in time when control of the products transfers to the customer. The Company recognizes approximately 9% of revenue over time primarily for certain sales of customer-specific product as it satisfies the performance obligations because of the continuous transfer of control to the customer, supported as follows:
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
The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. The Company recognizes the cost of freight and shipping when control of the products or services has transferred to the customer as an expense in "Cost of products sold" on the Consolidated Statements of Income, because those are costs incurred to fulfill the promise recognized, not a separate performance obligation. To the extent certain freight and shipping fees are charged to customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in "Cost of products sold" when control of the related products or services has transferred to the customer.
Contracts are occasionally modified to account for changes in contract specifications, requirements, and pricing. The Company considers contract modifications to exist when the modification either creates new enforceable rights and obligations or changes existing ones. Certain of the Company's contract modifications are for goods or services that are distinct from the existing contract, in which case, the effect of the modification on the transaction price and the Company's measure of progress for the performance obligation to which it relates is generally recognized on a prospective basis.
Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted Cash:
Cash and cash equivalents of $1.0 million and $0.4 million were restricted at December 31, 2025 and 2024.

Note 1 - Significant Accounting Policies (continued)
Accounts Receivable, Net:
Accounts receivable, net on the Consolidated Balance Sheets include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for expected credit losses, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance is based upon historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk. The Company extends credit to customers satisfying predefined credit criteria. The Company believes it has limited concentration of credit risk due to the diversity of its customer base.

The following table provides a rollforward of the allowance for credit losses for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning balance	$17.2	$12.4
Expense, net of recoveries	0.2	7.3
Write-offs	(6.0)	(1.8)
Foreign currency translation adjustments and other changes	0.9	(0.7)
Ending balance	$12.3	$17.2
Unbilled Receivables:
Unbilled receivables on the Consolidated Balance Sheets primarily include unbilled amounts typically resulting from sales under long-term contracts and are recognized when the Company's conditional right to consideration has transferred to the customer, for which additional performance obligations associated with the contract have not yet been satisfied. The amounts recorded for unbilled receivables do not exceed their net realizable value.
Inventories:
Inventories are valued at the lower of cost or net realizable value, with approximately 58% valued by the first-in, first-out ("FIFO") method and the remaining 42% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, while substantially all of the Company’s international inventories are valued by the FIFO method.
Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2025 and 2024 with a fair value and cost basis of $21.1 million and $15.9 million, respectively, which were included in "Other current assets" on the Consolidated Balance Sheets.
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
The impairment of long-lived assets is evaluated when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to its fair value.

Note 1 - Significant Accounting Policies (continued)
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

Purchase Accounting and Business Combinations:
Assets acquired and the liabilities assumed as part of a business combination are recognized at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company considers inputs to value the assets and liabilities by taking into account competitive trends, market comparisons, independent appraisals, and historical data, among other factors, as supplemented by current and anticipated market conditions. The valuation inputs in these analyses are based on market participant assumptions. The Company may refine these estimates and record adjustments to an asset or liability with the offset to goodwill during the measurement period, which may be up to one year from the acquisition date. Upon the conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s Consolidated Statements of Income.
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
Deferred Revenue:
Deferred revenue on the Consolidated Balance Sheets primarily includes the Company's obligation to transfer goods or services to a customer where the Company has received consideration (advance payments) from the customer or billings to customers are in excess of revenue recognized.

Note 1 - Significant Accounting Policies (continued)
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
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Translation adjustments for assets and liabilities are reflected as a separate component of accumulated other comprehensive loss (income). Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income. Net of related derivative activity, the Company recognized foreign currency exchange losses resulting from transactions of $14.0 million, $9.3 million, and $14.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Stock-Based Compensation:
The Company recognizes stock-based compensation expense over the related vesting period of the awards based on the fair value on the grant date. Stock options, when issued, are issued with an exercise price equal to the opening market price of Timken common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The fair value of stock-based awards that will settle in Timken common shares, other than stock options, is based on the opening market price of Timken common shares on the grant date. The fair value of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards. The Company recognizes forfeitures on stock-based awards as they occur.
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

Note 1 - Significant Accounting Policies (continued)
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
As of December 31, 2025 and 2024, the Company has recorded $0.6 million and $1.5 million, respectively, of government assistance in other current liabilities and $38.5 million and $42.2 million, respectively, in other non-current liabilities.
The Company received government assistance from the Romanian Government for the reimbursement of capital investments for its new production facility, totaling $16.5 million. While the original grants were based on capital investments, the Company was required to pay various taxes, including corporate income tax, payroll taxes and building tax, totaling $16.6 million between 2019 and 2024. During 2025, the Company paid $6.8 million, plus interest of $3.0 million, to the Romanian Government since it did not meet its requirement to pay various taxes. The remaining government assistance is being recognized over the life of the related assets.
In 2022, the Company acquired Spinea, s.r.o. ("Spinea"). Prior to the acquisition, Spinea began receiving government assistance from the Slovakian government to invest in a new production facility and related machinery and equipment. As a result, Spinea was required to create 450 new jobs If Spinea is unable to meet these commitments, all or a portion of the incentive could be recaptured with interest by October 2027. While the Company is hopeful that Spinea will meet it obligation to create the 450 new jobs, the Company has recorded a potential shortfall of $20.1 million, including interest, in other non-current liabilities.

Note 1 - Significant Accounting Policies (continued)
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
Recent Accounting Pronouncements:
New Accounting Guidance Adopted:
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 40). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid. The amendments in this update require that public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments require that all entities disclose on an annual basis the amount of income taxes paid disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public entities, the new guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the new guidance in the fourth quarter of 2025. Refer to Note 5 - Income Taxes for additional information.
New Accounting Guidance Issued and Not Yet Adopted:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that a public entity disclose detailed information about types of expense. Specifically, a public entity would disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d). In addition, a public entity should include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements. A public entity would also disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amounts of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public entities, the new guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The new guidance should be applied either prospectively to financial statements issued after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company plans to apply the new guidance prospectively upon adoption. The adoption of ASU 2024-03 is expected to result in enhanced disclosures.

Note 2 - Acquisitions
Acquisitions:
On September 9, 2024, the Company acquired 100% of the capital stock of CGI, a Nevada-based manufacturer of precision drive systems serving medical robotics and other automation markets. CGI employs approximately 130 people and has its headquarters and manufacturing facilities in Carson City, Nevada. With its concentration on medical robotics, CGI enhances the Company's product portfolio by serving this attractive sector. The total purchase price for this acquisition was $167.1 million, net of cash acquired of $8.9 million. Results for CGI are reported in the Industrial Motion segment.
The final purchase price allocation at fair value, net of cash acquired, is presented below:

2024
Assets:
Accounts receivable	$4.2
Inventories	13.7
Other current assets	0.3
Property, plant and equipment	20.6
Operating lease assets	2.6
Goodwill	61.2
Other intangible assets	100.4
Other non-current assets	3.0
Total assets acquired	$206.0
Liabilities:
Accounts payable, trade	$0.6
Salaries, wages and benefits	1.5
Income taxes payable	0.2
Other current liabilities	1.3
Long-term operating lease liabilities	1.9
Deferred income taxes	27.7
Other non-current liabilities	5.7
Total liabilities assumed	$38.9
Net assets acquired	$167.1
Cash flow reconciling items:
Working capital adjustment related to 2023 acquisitions paid in 2024	0.3
Cash paid for acquisitions, net of cash acquired	$167.4
In determining the fair value of the amounts above, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being valued. The estimation of fair value requires judgment related to future net cash flows, discount rates, competitive trends, market comparisons and other factors. As a result, the Company utilized third-party valuation specialists to assist in determining the fair value of certain assets. Inputs were generally determined by considering independent appraisals and historical data, supplemented by current and anticipated market conditions.
The following table summarizes the purchase price allocation at fair value for identifiable intangible assets acquired in 2024:

	2024
		Weighted-Average Life
Trade names (finite life)	$6.1	18 years
Technology and know-how	35.3	16 years
Customer relationships	59.0	17 years
Total intangible assets	$100.4

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

Measurement of segment profit or loss and segment assets:
The Company's Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer. The primary measurement used by the CODM to measure the financial performance of each segment is adjusted EBITDA. The CODM considers actual and budget results provided on a regular basis for both segment's profit measures when making decisions about allocating capital and personnel to the segments.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Note 3 - Segment Information (continued)
Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results for the year ended December 31, 2025:

	Engineered Bearings	Industrial Motion	Total
Net sales	$3,018.1	$1,563.7	$4,581.8
Cost of products sold (1)	(2,135.7)	(1,047.0)
Selling, general and administrative expenses (2)	(413.5)	(269.5)
Other segment items (3)	4.4	(0.4)
Depreciation and amortization (4)	98.4	50.6
Adjusted EBITDA for reportable segments	$571.7	$297.4	$869.1

Unallocated corporate expense			(73.3)
Impairment, restructuring and reorganization charges			(20.7)
Corporate pension and other postretirement benefit related expense			(10.8)
Gain on divestitures and sale of certain assets			2.6
CEO transition expenses			(20.8)
Depreciation and amortization			(230.1)
Interest expense			(110.3)
Interest income			10.3
Income before income taxes			$416.0
Year ended December 31, 2024:

	Engineered Bearings	Industrial Motion	Total
Net sales	$3,034.3	$1,538.7	$4,573.0
Cost of products sold (1)	(2,106.9)	(1,008.5)
Selling, general and administrative expenses (2)	(419.3)	(269.1)
Other segment items (3)	4.5	(0.1)
Depreciation and amortization (4)	95.6	45.5
Adjusted EBITDA for reportable segments	$608.2	$306.5	$914.7

Unallocated corporate expense			(69.9)
Impairment, restructuring and reorganization charges			(17.8)
Corporate pension and other postretirement benefit income			1.3
Acquisition-related charges			(13.0)
Tax indemnification and related items			1.1
Gain on divestitures and sale of certain assets			14.7
CEO transition expenses			(3.7)
Property losses and related expenses			(1.2)
Depreciation and amortization			(221.8)
Interest expense			(125.1)
Interest income			14.9
Income before income taxes			$494.2

Note 3 - Segment Information (continued)
Year ended December 31, 2023:

	Engineered Bearings	Industrial Motion	Total
Net sales	$3,257.7	$1,511.3	$4,769.0
Cost of products sold (1)	(2,246.0)	(979.7)
Selling, general and administrative expenses (2)	(425.4)	(253.0)
Other segment items (3)	4.2	(0.1)
Depreciation and amortization (4)	92.1	41.3
Adjusted EBITDA for reportable segments	$682.6	$319.8	$1,002.4

Unallocated corporate expense			(62.7)
Impairment, restructuring and reorganization charges			(59.3)
Corporate pension and other postretirement benefit expense			(20.6)
Acquisition-related charges			(31.8)
Gain on divestitures and sale of certain assets			5.2
Depreciation and amortization			(201.3)
Interest expense			(110.7)
Interest income			9.3
Income before income taxes			$530.5
(1) Cost of products sold exclude acquisition-related and reorganization charges, and property losses and related expenses.
(2) Selling, general, and administrative expenses exclude acquisition-related charges and CEO transition expenses.
(3) Other segment items is Other (expense) income, net and exclude gain on divestitures and sale of certain assets, and tax indemnification and related items.
(4) Depreciation and amortization excludes acquisition intangible amortization and depreciation recognized in reorganization charges, if any.

The following tables provide additional segment financial information:

	2025	2024
Assets employed at year-end:
Engineered Bearings	$3,293.5	$3,126.1
Industrial Motion	2,962.8	2,822.6
Corporate (5)	420.5	462.3
	$6,676.8	$6,411.0
(5) Corporate assets include corporate buildings and cash and cash equivalents.

	2025	2024	2023
Capital expenditures:
Engineered Bearings	$102.5	$120.3	$140.7
Industrial Motion	44.3	49.1	46.2
Corporate	1.4	0.6	0.9
	$148.2	$170.0	$187.8
Depreciation and amortization:
Engineered Bearings	$111.0	$108.6	$107.2
Industrial Motion	118.2	111.6	92.7
Corporate	0.9	1.6	1.4
	$230.1	$221.8	$201.3

Note 3 - Segment Information (continued)
Geographic Financial Information:

	2025	2024
Property, Plant and Equipment, net:
United States	$468.0	$470.0
China	255.8	264.5
India	191.8	174.2
Rest of world	442.0	398.2
	$1,357.6	$1,306.9
Long-lived assets by geographic area are reported by the location of the subsidiary. Refer to Note 4 - Revenue for further information pertaining to geographic net sales information.

Note 4 - Revenue
The following table presents details deemed most relevant to the users of the financial statements about total revenue for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025
	Engineered Bearings	Industrial Motion	Total
United States	$1,245.8	$830.4	$2,076.2
Americas excluding United States	370.6	90.2	460.8
Europe / Middle East / Africa	587.2	540.0	1,127.2
Asia-Pacific	814.5	103.1	917.6
Net sales	$3,018.1	$1,563.7	$4,581.8

	December 31, 2024
	Engineered Bearings	Industrial Motion	Total
United States	$1,281.6	$795.3	$2,076.9
Americas excluding United States	383.1	102.7	485.8
Europe / Middle East / Africa	599.2	520.7	1,119.9
Asia-Pacific	770.4	120.0	890.4
Net sales	$3,034.3	$1,538.7	$4,573.0

	December 31, 2023
	Engineered Bearings	Industrial Motion	Total
United States	$1,266.1	$789.8	$2,055.9
Americas excluding United States	375.6	106.1	481.7
Europe / Middle East / Africa	678.6	499.7	1,178.3
Asia-Pacific	937.4	115.7	1,053.1
Net sales	$3,257.7	$1,511.3	$4,769.0
Net sales by geographic area are reported by the destination of net sales.
When reviewing revenues by sales channel, the Company separates net sales to OEMs from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the years ended December 31, 2025, 2024 and 2023:

Revenue by sales channel	2025	2024	2023
Original equipment manufacturers	60%	55%	60%
Distribution/end users	40%	45%	40%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services and type of customer is also relevant. During the year ended December 31, 2025, approximately 9% of total net sales were recognized on an over-time basis compared to 10% and 9% in 2024 and 2023, respectively. These sales were recognized over-time due to the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Finally, business with the U.S. government or its contractors represented approximately 7% of total net sales in 2025 and 2024, and 6% of total net sales for 2023.

Note 4 - Revenue (continued)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $175 million at December 31, 2025.
Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning balance	$140.8	$144.5
Additional unbilled revenue recognized	366.9	380.5
Less: amounts billed to customers	(370.1)	(384.2)
Ending balance	$137.6	$140.8
There were no impairment losses recorded on unbilled receivables for the years ended December 31, 2025 and 2024.
Deferred Revenue:
The following table contains a rollforward of deferred revenue for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning balance	$41.4	$45.4
Acquisitions	—	0.7
Revenue (cash) received in advance	180.9	153.0
Less: revenue recognized	(166.6)	(157.7)
Ending balance	$55.7	$41.4

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
Income before income taxes:

	2025	2024	2023
United States	$71.1	$175.6	$173.8
Non-United States	344.9	318.6	356.7
Income before income taxes	$416.0	$494.2	$530.5
The provision for income taxes consisted of the following:

	2025	2024	2023
Current:
Federal	$34.4	$28.6	$10.4
State and local	7.3	9.1	3.8
Foreign	84.2	116.5	119.9
	$125.9	$154.2	$134.1
Deferred:
Federal	$(17.0)	$(6.6)	$(12.1)
State and local	(2.2)	(2.7)	(1.5)
Foreign	(8.0)	(26.0)	2.0
	$(27.2)	$(35.3)	$(11.6)
United States and foreign tax provision on income	$98.7	$118.9	$122.5

Income taxes paid (net of refunds received):

	2025	2024	2023
Federal	$19.2	$58.8	$79.9
State and local	8.2	5.9	9.3
Foreign
Brazil	10.4	*	*
China	32.1	37.2	52.4
France	11.6	*	15.2
India	25.0	23.3	25.9
Italy	13.4	*	16.4
Mexico	7.5	*	*
Others	17.4	58.3	41.2
Total net income tax payments	$144.8	$183.5	$240.3
* Jurisdiction below the threshold for the periods presented.
These income tax payments included $45.2 million and $55.2 million in 2024 and 2023, respectively, for U.S. federal taxes that were recorded in other paid-in capital related to sale of shares of Timken India Limited.

Note 5 - Income Taxes (continued)
The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at the U.S. federal statutory rate	$87.4	21.0%	$103.8	21.0%	$111.4	21.0%
State and local income taxes, net of federal income tax effect (1)	3.3	0.8%	4.5	0.9%	3.7	0.7%
Foreign tax effects
China
Statutory rate difference between China and the United States	4.1	1.0%	3.2	0.6%	6.0	1.1%
Withholding taxes	5.3	1.3%	4.8	1.0%	20.0	3.8%
Other	1.6	0.4%	1.6	0.3%	2.8	0.5%
India
Withholding taxes	6.4	1.5%	3.4	0.7%	3.6	0.7%
Other	4.4	1.1%	3.7	0.7%	3.1	0.6%
Italy
Adjustment to tax loss and carryforward	(6.0)	(1.4%)	—	—%	—	—%
Change in valuation allowance	(5.0)	(1.2%)	—	—%	—	—%
Other	3.7	0.9%	1.3	0.4%	(2.5)	(0.5%)
Other	8.0	1.9%	13.9	2.9%	15.3	3.0%
Effect of cross-border tax laws
Foreign-derived intangible income	(6.4)	(1.5%)	(4.0)	(0.8%)	(9.4)	(1.8%)
Subpart F	(2.5)	(0.5%)	(10.2)	(2.1%)	(42.6)	(8.0%)
Other	2.9	0.5%	(4.0)	(0.8%)	8.0	1.5%
Tax credits	(2.5)	(0.7%)	(3.3)	(0.7%)	(2.6)	(0.5%)
Changes in valuation allowances	2.4	0.6%	9.0	1.8%	4.3	0.8%
Nontaxable or nondeductible items	2.8	0.7%	(2.1)	(0.4%)	4.5	0.8%
Changes in unrecognized tax benefits	(11.2)	(2.7%)	(6.7)	(1.4%)	(3.1)	(0.6%)
Effective income tax rate	$98.7	23.7%	$118.9	24.1%	$122.5	23.1%
(1) State taxes in California, Illinois, Michigan, New Hampshire and Texas, made up the majority (greater than 50%) of tax expense in this category.
The Company recognized $55.8 million of tax benefits for U.S. foreign tax credit utilization primarily from acquisition integration structuring for the year ended December 31, 2023.
There has been no change in the Company’s assertion about its permanent reinvestment in undistributed foreign earnings. The Company recorded $1.1 million and $1.3 million of deferred income tax liabilities related to foreign withholding taxes on planned one-time distributions as of December 31, 2025 and 2024, respectively. No additional deferred taxes have been recorded for any other outside basis differences as these amounts continue to be indefinitely reinvested in foreign operations. It is not practicable to calculate additional taxes that might be payable on unremitted earnings due to the variety of circumstances and tax laws applicable at the time of distribution.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The provisions in the OBBBA have multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. The Company has included the impact of the provisions effective in 2025 on its Consolidated Financial Statements and the impact was not material to the Company's results of operations and financial condition.

Note 5 - Income Taxes (continued)
The Organization for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% applied on a country-by-country basis for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While the United States has not enacted legislation to adopt Pillar 2, certain countries in which the Company operates have enacted such legislation. The enactment of Pillar 2 was not material to the Company’s results of operations and financial condition.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2025 and 2024 was as follows:

	2025	2024
Deferred tax assets:
Accrued postretirement benefits cost	$7.8	$7.9
Accrued pension cost	41.4	39.3
Other employee benefit accruals	11.7	10.7
Tax loss and credit carryforwards	96.7	89.1
Other, net	72.7	75.9
Valuation allowances	(45.3)	(48.7)
	$185.0	$174.2
Deferred tax liabilities - principally depreciation and amortization	(278.5)	(308.2)
Net deferred tax liabilities	$(93.5)	$(134.0)
The Company has U.S. federal and state tax credit and loss carryforwards with tax benefits totaling $26.7 million, portions of which will expire in 2026 and others continue until 2045. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $68.4 million, portions of which will expire in 2026 while others will be carried forward indefinitely. The Company has provided valuation allowances of $45.3 million against certain of these carryforwards and deferred tax assets.
The following table provides a rollforward of the valuation allowance on deferred tax assets for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning balance	$48.7	$39.3
Charged to income tax expense	(0.1)	11.7
Reversal of valuation allowance	(6.8)	(0.9)
Foreign currency translation adjustments and other changes	3.5	(1.4)
Ending balance	$45.3	$48.7
As of December 31, 2025, the Company had $29.2 million of total gross unrecognized tax benefits, $27.5 million of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2025, the Company had accrued $7.5 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
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
The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Beginning balance	$35.8	$34.2	$26.0
Tax positions related to the current year:
Additions	3.8	4.2	7.0
Tax positions related to prior years:
Additions	4.1	4.5	9.6
Reductions	(1.1)	(1.6)	(4.7)
Settlements with tax authorities	(4.1)	(0.1)	(0.4)
Lapses in statutes of limitation	(9.3)	(5.4)	(3.3)
Ending balance	$29.2	$35.8	$34.2
During 2025, gross unrecognized tax benefits decreased primarily for releases of accruals related to closing agreements and lapses in statute of limitations. These decreases were partially offset by accruals for uncertain tax positions related to current and prior year tax matters in multiple jurisdictions related to non-deductible expenses.
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
As of December 31, 2025, the Company is subject to examination by the IRS for tax years 2019 to the present. The Company also is subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2018 to the present, as well as various foreign tax jurisdictions, including Mexico, China, France, India, Italy, Romania, Germany, Spain and Slovakia for tax years as early as 2003 to the present. The Company’s unrecognized tax benefits are presented on the Consolidated Balance Sheets as a component of other non-current liabilities, or in certain instances, as a reduction to deferred income taxes.

Note 6 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Numerator:
Net income attributable to The Timken Company	$288.4	$352.7	$394.1
Denominator:
Weighted average number of shares outstanding - basic	69,766,557	70,198,067	71,377,656
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	465,149	552,415	704,228
Weighted average number of shares outstanding, assuming dilution of stock options and awards	70,231,706	70,750,482	72,081,884
Basic earnings per share	$4.13	$5.02	$5.52
Diluted earnings per share	$4.11	$4.99	$5.47
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during 2025, 2024 and 2023. In addition, there were 54,135 antidilutive stock awards, including performance-based restricted stock units and restricted stock units, outstanding during 2025.

Note 7 - Inventories
The components of inventories at December 31, 2025 and 2024 were as follows:

	2025	2024
Manufacturing supplies	$44.0	$42.8
Raw materials	147.1	155.2
Work in process	509.6	476.0
Finished products	634.5	595.0
Subtotal	$1,335.2	$1,269.0
Allowance for surplus and obsolete inventory	(91.9)	(73.4)
Inventories, net	$1,243.3	$1,195.6
Inventories at December 31, 2025 valued on the FIFO cost method were 58% and the remaining 42% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $312.0 million and $257.2 million greater at December 31, 2025 and 2024, respectively. The Company recognized an increase in its LIFO reserve of $54.8 million during 2025, compared to an increase in its LIFO reserve of $25.1 million during 2024.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2025 and 2024 were as follows:

	2025	2024
Land and buildings	$733.3	$673.6
Machinery and equipment	2,595.3	2,439.4
Subtotal	$3,328.6	$3,113.0
Less: accumulated depreciation	(1,971.0)	(1,806.1)
Property, Plant and Equipment, net	$1,357.6	$1,306.9
Total depreciation expense was $142.6 million, $136.3 million and $129.0 million in 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024, $23.1 million and $21.4 million of property, plant and equipment was included in accounts payable, trade and were paid subsequent to year-end. The Consolidated Statements of Cash Flows were adjusted accordingly.
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
The Company reviews goodwill for impairment at the reporting unit level. The Engineered Bearings segment has one reporting unit and the Industrial Motion segment has six reporting units. Changes in the carrying value of goodwill were as follows:
Year ended December 31, 2025:

	Engineered Bearings	Industrial Motion	Total
Beginning balance	$692.0	$691.3	$1,383.3
Foreign currency translation adjustments and other changes	11.9	91.2	103.1
Ending balance	$703.9	$782.5	$1,486.4
Year ended December 31, 2024:

	Engineered Bearings	Industrial Motion	Total
Beginning balance	$692.3	$677.3	$1,369.6
Acquisitions	—	61.4	61.4
Measurement period adjustments related to 2023 acquisitions	6.0	0.4	6.4
Impairment loss	—	(1.5)	(1.5)
Foreign currency translation adjustments and other changes	(6.3)	(46.3)	(52.6)
Ending balance	$692.0	$691.3	$1,383.3
The acquisition of CGI added goodwill of $61.4 million in 2024. Goodwill arising from this acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining the companies. The goodwill related to CGI is not deductible for tax purposes.

Note 9 - Goodwill and Other Intangible Assets (continued)
During the fourth quarter of 2024, the Company recorded a goodwill impairment loss of $1.5 million for the Belts and Chain reporting unit, bringing its goodwill balance to zero. This impairment loss is reported in impairment and restructuring charges on the Consolidated Statements of Income.
Intangible Assets:
The following table displays intangible assets as of December 31, 2025 and 2024:

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$863.0	$(321.9)	$541.1	$805.7	$(262.9)	$542.8
Technology and know-how	392.3	(152.6)	239.7	369.6	(120.4)	249.2
Trade names	116.6	(23.6)	93.0	107.5	(16.9)	90.6
Capitalized Software	312.0	(284.9)	27.1	302.8	(276.1)	26.7
Other	2.5	(1.7)	0.8	11.0	(9.8)	1.2
	$1,686.4	$(784.7)	$901.7	$1,596.6	$(686.1)	$910.5
Intangible assets not subject to amortization:
Trade names	$91.9		$91.9	$87.3		$87.3
FAA air agency certificates	8.7		8.7	8.7		8.7
	$100.6		$100.6	$96.0		$96.0
Total intangible assets	$1,787.0	$(784.7)	$1,002.3	$1,692.6	$(686.1)	$1,006.5
No intangible assets were acquired in 2025. Intangible assets acquired in 2024 totaled $100.4 million. The intangible assets subject to amortization were assigned useful lives of 15 to 18 years and had a weighted-average amortization of 16.8 years.
Amortization expense for intangible assets was $87.4 million, $85.5 million and $72.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for intangible assets is estimated to be approximately $89 million in 2026, $86 million in 2027, $83 million in 2028, $81 million in 2029 and $78 million in 2030.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of December 31, 2025 and 2024:

	2025	2024
Sales rebates	$60.8	$69.2
Deferred revenue	55.7	41.4
Operating lease liabilities	33.1	32.0
Interest	27.5	25.3
Freight and duties	25.4	14.3
Taxes other than income and payroll taxes	21.4	25.8
Unprocessed invoices	18.4	15.1
Product warranty	17.9	18.0
Professional fees	16.0	11.5
Restructuring	11.1	3.7
Current derivative liability	1.8	10.4
Other	52.0	52.5
Total other current liabilities	$341.1	$319.2

Note 11 - Leasing
The Company enters into operating and finance leases for manufacturing facilities, warehouses, sales offices, information technology equipment, plant equipment, vehicles and certain other equipment.
Lease expense for the years ended December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Operating lease expense	$41.7	$32.7	$33.5
Amortization of right-of-use assets on finance leases	2.8	3.0	2.2
Total lease expense	$44.5	$35.7	$35.7
Cash flows from operating and financing leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46.3	$35.7	$33.6
Financing cash flows from finance leases	2.8	2.8	2.1
The following tables present the impact of leasing on the Consolidated Balance Sheets at December 31, 2025 and 2024:

Operating Leases	2025	2024
Lease assets:
Operating lease assets	$152.9	$130.6
Lease liabilities:
Short-term operating lease liabilities	$33.1	$32.0
Long-term operating lease liabilities	100.8	84.0
Total operating lease liabilities	$133.9	$116.0
Short-term operating lease liabilities at December 31, 2025 and 2024 are included in other current liabilities on the Consolidated Balance Sheets.

Finance Leases	2025	2024
Lease assets:
Property, plant and equipment, net	$7.2	$8.4
Lease liabilities:
Current portion of long-term debt	$2.6	$2.7
Long-term debt	4.9	6.1
Total finance lease liabilities	$7.5	$8.8

Note 11 - Leasing (continued)
Future minimum lease payments under non-cancellable leases at December 31, 2025 were as follows:

	Operating Leases	Finance Leases
Year Ending December 31,
2026	$39.3	$2.9
2027	32.8	2.1
2028	26.4	1.2
2029	20.7	0.9
2030	12.8	0.4
Thereafter	25.3	0.6
Total future minimum lease payments	$157.3	$8.1
Less: imputed interest	(23.4)	(0.6)
Total	$133.9	$7.5
The following tables present lease assets added for the periods ended December 31, 2025 and 2024:

	2025	2024
Lease assets added in the period:
Operating leases	$41.3	$36.0
Finance leases	1.5	3.9
The following tables present other information related to leases at December 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term:
Operating leases	5.6 years	4.6 years
Finance leases	4.0 years	4.3 years
Weighted-average discount rate:
Operating leases	4.73%	4.65%
Finance leases	4.70%	4.87%

Note 12 - Financing Arrangements
Short-term debt as of December 31, 2025 and 2024 was as follows:

	2025	2024
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.59% to 2.68% at December 31, 2025 and 3.36% to 3.95% at December 31, 2024	$24.5	$8.7
Short-term debt	$24.5	$8.7
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings, with most of these lines of credit being uncommitted. At December 31, 2025, the Company’s foreign subsidiaries had borrowings outstanding of $24.5 million and bank guarantees of $6.2 million. The weighted-average interest rate on these lines of credit during the year were 2.77%, 4.19% and 4.24% in 2025, 2024 and 2023, respectively. The weighted-average interest rate on lines of credit outstanding at December 31, 2025 and 2024 was 2.63% and 3.58%, respectively.
Long-term debt as of December 31, 2025 and 2024 was as follows:

	2025	2024
Variable-rate Senior Credit Facility with an average interest rate for Euro of 2.91% at December 31, 2025	$21.2	$—
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	176.2	155.3
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 4.94% at December 31, 2025 and of 5.58% at December 31, 2024	84.8	369.6
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.9	154.8
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	398.5	398.1
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.13%	346.4	345.1
Fixed-rate Euro Senior Unsecured Notes(1), maturing on May 23, 2034, with an interest rate of 4.13%	695.5	609.7
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	10.6	10.6
Other	9.4	10.8
Total debt	$1,897.5	$2,054.0
Less current maturities	14.4	4.3
Long-term debt	$1,883.1	$2,049.7
(1) Net of discount and fees
The Company renewed the Accounts Receivable Facility on December 5, 2025. The $100 million Accounts Receivable Facility matures on November 30, 2028. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at December 31, 2025. As of December 31, 2025, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The interest rate was 4.93%, 5.67% and 6.42% at December 31, 2025, 2024 and 2023, respectively.

Note 12 - Financing Arrangements (continued)
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of the $750 million Senior Credit Facility and the $400 million 2027 Term Loan, both of which mature on December 5, 2027. The interest rates under the Credit Agreement are based on SOFR. At December 31, 2025, the Senior Credit Facility had $21.2 million of outstanding borrowings, which reduced the availability under this facility to $728.8 million. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. Payments in 2025 and 2024 have reduced the 2027 Term Loan to $85.0 million at December 31, 2025.
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
At December 31, 2025, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to insurance contracts. At December 31, 2025, outstanding letters of credit totaled $86.3 million, primarily having expiration dates within 12 months.
The maturities of long-term debt (including finance leases) for the years subsequent to December 31, 2025 are as follows:

Year
2026	$14.6
2027	311.1
2028	522.9
2029	2.5
2030	2.1
Thereafter	1,059.5
The table above excludes $14.6 million of unamortized discounts and fees that are netted against long-term debt and $0.6 million of imputed interest netted against finance leases at December 31, 2025.
Interest paid was $104.8 million in 2025, $113.2 million in 2024 and $108.8 million in 2023. This differs from interest expense due to the timing of payments, the amortization of deferred financing fees and interest capitalized of $1.4 million in 2025, $1.0 million in 2024 and $0.2 million in 2023.

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
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the twelve months ended December 31, 2025 and December 31, 2024:

	2025	2024
Confirmed obligations outstanding, January 1	$16.7	$21.3
Invoices confirmed	99.6	105.0
Confirmed invoices paid	(95.2)	(109.6)
Confirmed obligations outstanding, ending balance	$21.1	$16.7
The obligations outstanding at December 31, 2025 and December 31, 2024 were included in accounts payable, trade on the Consolidated Balance Sheet.

Note 14 - Contingencies
The Company is responsible for environmental remediation at various manufacturing facilities presently or formerly operated by the Company. In addition, the Company, through one of its subsidiaries, has currently been identified as a potentially responsible party for investigation and remediation under CERCLA, known as the Superfund, or similar state laws with respect to one site. Claims for investigation and remediation have been asserted against numerous other unrelated entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.

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
The Company had total environmental accruals of $4.6 million and $4.8 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2025 and 2024, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of any such claims or disputes of these matters could result in actual costs that exceed amounts accrued.
Legal Matter:
On June 11, 2024, the Company's subsidiary in India, TIL, received a government order claiming damages (penalties and interest) totaling approximately $12 million. The order relates to the closure of TIL’s retirement trust for employees and subsequent transfer of trust assets to the government-administered Employees’ Provident Fund Organization ("EFPO"). The order alleges that the surrender of trust assets did not follow applicable EFPO timing guidelines. TIL believes it fully complied with EFPO requirements and guidelines under the circumstances. TIL is disputing the merits of the order and has filed an appeal with the high court in India having jurisdiction over the matter. Management believes that relief will be provided to TIL once the matter is fully adjudicated; accordingly, no liability has been recorded. While no assurance can be given as to the ultimate outcome of this matter, the Company does not believe that the final resolution will have a material effect on the Company's consolidated financial position or liquidity; however, the effect of any future outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.
Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The liability primarily relates to accruals for products sold into the automotive and wind energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. In addition, the Company continues to evaluate disputes raised by certain customers with respect to the performance of bearings sold into the wind energy and automotive sectors. Management believes that the resolution of these claims and disputes will not have a material effect on the Company's consolidated financial position; however, the resolution of any such claims or disputes may be material to the results of operations of any particular period in which such resolution occurs.

Note 14 - Contingencies (continued)
The following is a rollforward of the consolidated product warranty accrual at December 31, 2025 and 2024:

	2025	2024
Beginning balance	$18.0	$15.2
Expense	5.4	9.4
Payments	(5.5)	(6.6)
Ending balance	$17.9	$18.0
The product warranty accrual at December 31, 2025 and 2024 is included in other current liabilities on the Consolidated Balance Sheets.

Note 15 - Stock Compensation
Under its long-term incentive plan, the Company's common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors or its designees, to officers, directors and other key employees. Grants can take the form of performance- or time-based restricted stock units, deferred shares and stock options. A summary of the awards granted in 2025 is presented below:

	Expected to be Settled in Equity	Expected to be Settled in Cash	Total Awards Granted
Performance-based restricted stock units	281,465	7,170	288,635
Time-based restricted stock units	273,280	4,745	278,025
Deferred shares	137,100	—	137,100
Performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and cliff vest three years from the date of grant. Time-based restricted stock units generally vest in 25% increments annually beginning on the first anniversary of the grant. Deferred shares generally cliff vest in a range of two to five years from the date of grant. For time-based restricted stock units that are expected to settle in cash, the Company had $1.2 million and $2.1 million accrued in salaries, wages and benefits as of December 31, 2025 and 2024, respectively, on the Consolidated Balance Sheets.
A summary of stock award activity, including performance-based restricted stock units, time-based restricted stock units and deferred shares that will settle in common shares for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	982,010	$78.43
Granted - new awards	691,845	77.34
Adjusted for performance results achieved (1)	66,192	67.20
Vested	(389,752)	71.49
Canceled or expired	(298,295)	81.00
Outstanding - end of year	1,052,000	$78.84

(1) Adjustments for the number of shares vested under the 2022 performance-based restricted stock unit awards at the end of the three-year period ended December 31, 2024 being higher than the target number of shares.

The Company recognized compensation expense of $28.3 million, $25.9 million and $30.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, relating to performance-based restricted stock units, time-based restricted stock units, deferred shares and restricted shares. The Company granted new awards totaling 691,845 in 2025, 435,125 in 2024 and 342,235 in 2023. The weighted-average grant date fair value of these awards was $77.34 in 2025, $81.23 in 2024 and $84.31 in 2023. The Company distributed shares totaling 389,752 in 2025, 366,427 in 2024 and 376,261 in 2023 due to the vesting of stock awards. The grant date fair value of these vested shares was $27.9 million, $26.7 million and $20.8 million, respectively.

Note 15 - Stock Compensation (continued)
As of December 31, 2025, the Company had unrecognized compensation expense of $28.9 million related to unvested stock awards, which is expected to be recognized over a total weighted-average period of two years.
In addition to performance-based restricted stock units, time-based restricted stock units and deferred shares, the Company has granted stock option awards to officers and key employees. Stock options typically have a ten-year term and generally vest in 25% increments beginning annually on the first anniversary date of grant.
Beginning in 2020, the Company discontinued the use of nonqualified stock options. As such, there were no stock option awards granted in 2025, 2024 or 2023.

A summary of stock option award activity for the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	257,729	$42.53
Exercised	(49,570)	38.62
Outstanding - end of year	208,159	$43.46	3 years	$8.5
As of December 31, 2025, there were 208,159 stock options outstanding. All of these options are fully vested and are exercisable at December 31, 2025.
The total intrinsic value of stock option awards exercised during the years ended December 31, 2025, 2024 and 2023 was $2.0 million, $5.8 million and $22.2 million, respectively. Net cash proceeds from the exercise of stock option awards were $1.9 million, $5.6 million and $21.8 million, respectively.
There were 3.4 million shares available for future grants for all plans at December 31, 2025.

Note 16 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:
Year ended December 31, 2025:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Impairment charges	$0.1	$—	$—	$0.1
Severance and related benefit costs	9.8	4.3	9.5	23.6
Exit costs	0.9	0.7	—	1.6
Total	$10.8	$5.0	$9.5	$25.3
Year ended December 31, 2024:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Impairment charges	$2.0	$1.5	$—	$3.5
Severance and related benefit costs	2.6	5.0	—	7.6
Exit costs	2.0	0.3	—	2.3
Total	$6.6	$6.8	$—	$13.4
Year ended December 31, 2023:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Impairment charges	$4.9	$28.3	$—	$33.2
Severance and related benefit costs	5.5	5.6	—	11.1
Exit costs	0.9	0.3	—	1.2
Total	$11.3	$34.2	$—	$45.5
The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Corporate:
On March 31, 2025, Timken announced that the Company and Tarak B. Mehta, President and CEO, had mutually agreed that Mr. Mehta would depart from the Company, including resigning as a member of the Company’s Board of Directors, effective immediately. During the three months ended March 31, 2025, the Company recorded severance expense of $9.3 million, plus related taxes, for Mr. Mehta's settlement arrangement and release of claims in connection with his termination without cause. Approximately two-thirds of this amount was paid in 2025, with the remaining amounts to be paid in 2026 and 2027.
Engineered Bearings:
On May 14, 2025, the Company announced the closure of its bearing manufacturing plant in Heilbronn, Germany. The closure of this facility is expected to be completed by the end of 2026 and is expected to affect approximately 50 employees. The Company expects to incur approximately $12 million to $15 million of pretax costs in total related to this closure. During the twelve months ended December 31, 2025, the Company recorded severance and related benefits of $6.7 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $7.1 million as of December 31, 2025, including rationalization costs recorded in cost of products sold.

Note 16 - Impairment and Restructuring Charges (continued)
On February 20, 2025, the Company announced the closure of its bearing manufacturing plant in Hiddenite, North Carolina. This plant was part of the American Roller Bearing Company acquisition completed on January 31, 2023. During the third quarter of 2025, the manufacturing operations ceased at Hiddenite, and the Company transferred its operations to other bearing manufacturing facilities in the United States. The closure of this facility affected approximately 60 employees. During the twelve months ended December 31, 2025, the Company recorded severance and related benefits of $1.3 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $4.9 million as of December 31, 2025, including rationalization costs recorded in cost of products sold. On December 30, 2025, the Company completed the sale of this facility and recognized a pretax gain of $1.0 million.
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
As a result of Russia's invasion of Ukraine (and associated sanctions), the Company suspended its operations in Russia in 2022. During the twelve months ended December 31, 2023, the Company recorded impairment charges of $3.9 million related to certain assets of the Company's 51% owned joint venture in Russia ("Russian JV"). During the fourth quarter of 2023, after evaluating various plans for the Russian JV and the Company's ability to control and influence the joint venture, the Company concluded it should deconsolidate its Russian JV and wrote-down the remaining investment of $4.7 million to zero.

Industrial Motion:
On December 6, 2024, the Company announced a reduction in force for its belts manufacturing facility in Springfield, Missouri. The reorganization of this facility is expected to affect approximately 100 employees and be completed during the second half of 2026. On November 30, 2023, the Company announced the closure of its belts manufacturing facility in Fort Scott, Kansas. The Company expects to transfer its operations to other belts manufacturing facilities. During the fourth quarter of 2025, the Fort Scott facility ceased operations and affected approximately 125 employees. The Company expects to incur approximately $12 million to $14 million of pretax costs in total related to the closure of the Fort Scott facility and the reorganization of the Springfield facility. During the twelve months ended December 31, 2025 and 2024, the Company recorded severance and related benefits of $0.7 million and $2.5 million, respectively, related to the closure and reorganization. The Company has incurred cumulative pretax costs related to this closure of $9.1 million as of December 31, 2025, including rationalization costs recorded in cost of products sold.
During 2023, the Company concluded that it would begin operating under two new reportable segments, Engineered Bearings and Industrial Motion, effective January 1, 2023. In conjunction with this change in segmented results, the Company reallocated its goodwill to new reporting units under these two segments. In addition, the Company was required to review goodwill for impairment under these new reporting units. As a result of this goodwill impairment review, the Company recognized a pretax goodwill impairment loss of $28.3 million during the three months ended March 31, 2023 for its Belts and Chain reporting unit. In 2024, the Company recognized a pretax goodwill impairment loss of $1.5 million for its Belts and Chain reporting unit.

Note 16 - Impairment and Restructuring Charges (continued)
During the twelve months ended December 31, 2023, the Company recorded severance and related benefits of $2.2 million related to one of its automatic lubrication systems facilities in Europe and $1.5 million related to its gear drive manufacturing facility in Europe to align current employment levels with current demand.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning balance	$3.7	$5.8
Expense	25.2	9.9
Payments	(15.8)	(12.0)
Ending balance	$13.1	$3.7
On the Consolidated Balance Sheet, $11.1 million of the restructuring accrual at December 31, 2025 was included in other current liabilities, with the remaining $2.0 million included in other non-current liabilities. The restructuring accrual at December 31, 2024 was included in other current liabilities on the Consolidated Balance Sheet.

Note 17 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans generally are noncontributory. Pension benefits earned generally are based on years of service and compensation during active employment. The cash contributions and payments for the Company’s defined benefit pension plans were $36.8 million, $24.6 million and $27.1 million in 2025, 2024 and 2023, respectively.
U.K. Pension Plan
During 2025, an annuity purchase transaction, commonly known as a “buy-in”, was executed for the Company's defined benefit pension plan in the U.K. Under the terms of the insurance contract, which was issued by a third-party insurance company, all pension obligations in this plan will be funded by the insurer’s annuity payments, but the Company's defined benefit pension plan will still retain full legal responsibility to pay the benefits to plan participants using the insurance payments.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$0.7	$0.7	$0.8	$1.9	$1.9	$1.6
Interest cost	17.3	17.1	17.9	11.3	10.2	10.4
Expected return on plan assets	(8.2)	(7.6)	(8.5)	(9.3)	(9.6)	(10.4)
Amortization of prior service cost	—	0.1	0.2	0.3	0.2	0.2
Recognition of net actuarial (gains) losses	(0.8)	(1.3)	9.2	12.0	0.6	12.4
Curtailment gain	—	—	—	—	(0.1)	—
Net periodic benefit cost	$9.0	$9.0	$19.6	$16.2	$3.2	$14.2

Assumptions	2025	2024	2023
U.S. Plans:
Discount rate	5.78% to 5.84%	5.37% to 5.53%	5.62% to 5.74%
Future compensation assumption	3.00%	3.25%	2.50% to 3.50%
Expected long-term return on plan assets	3.57% to 4.79%	2.09% to 4.67%	4.31% to 4.91%
International Plans:
Discount rate	3.35% to 11.40%	3.15% to 11.70%	3.70% to 10.70%
Future compensation assumption	2.62% to 8.00%	3.00% to 8.00%	2.80% to 8.00%
Expected long-term return on plan assets	2.50% to 8.90%	2.50% to 8.90%	2.50% to 8.90%
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2025	2024
U.S. Plans:
Discount rate	5.36% to 5.82%	5.78% to 5.84%
Future compensation assumption	3.00%	3.00%
International Plans:
Discount rate	3.30% to 10.30%	3.35% to 11.40%
Future compensation assumption	2.00% to 8.00%	2.62% to 8.00%

Note 17 - Retirement Benefit Plans (continued)
The Company recognized actuarial losses of $11.2 million during 2025 primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $10.6 million and the impact of experience losses of $2.9 million, partially offset by higher than expected returns on plan assets of $1.3 million and other actuarial gains of $1.0 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 24 basis point reduction in the weighted-average discount rate used to measure its U.S. plan obligations, which decreased from 5.83% in 2024 to 5.59% in 2025, and a 36 basis point decrease in the discount rate used to measure its U.K. plan obligations, which decreased from 5.43% in 2024 to 5.07% in 2025.
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
For expense purposes in 2025, the Company applied a weighted-average discount rate of 5.83% to its U.S. defined benefit pension plans. For expense purposes in 2026, the Company will apply a weighted-average discount rate of 5.59% to its U.S. defined benefit pension plans.
For expense purposes in 2025, the Company applied a weighted-average expected rate of return of 4.30% for the Company’s U.S. pension plan assets. For expense purposes in 2026, the Company will apply a weighted-average expected rate of return on plan assets of 4.74%.

Note 17 - Retirement Benefit Plans (continued)
The following tables set forth the change in the benefit obligation and plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for defined benefit pension plans as of December 31, 2025 and 2024:

	U.S. Plans		International Plans
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$317.4	$333.2	$218.2	$242.3
Service cost	0.7	0.7	1.9	1.9
Interest cost	17.3	17.1	11.3	10.2
Plan amendments	—	—	—	0.3
Actuarial losses (gains)	7.7	(12.6)	4.8	(14.9)
International plan exchange rate change	—	—	18.7	(6.9)
Curtailments	—	—	—	(0.1)
Benefits paid	(27.3)	(21.0)	(17.4)	(15.0)
Other	—	—	1.8	0.4
Benefit obligation at end of year	$315.8	$317.4	$239.3	$218.2

Change in plan assets:
Fair value of plan assets at beginning of year	$195.0	$199.2	$175.9	$196.8
Actual return on plan assets	16.7	(3.7)	2.1	(5.9)
Company contributions / payments	23.9	20.5	12.9	4.1
International plan exchange rate change	—	—	13.9	(4.1)
Other	—	—	1.7	—
Benefits paid	(27.3)	(21.0)	(17.4)	(15.0)
Fair value of plan assets at end of year	208.3	195.0	189.1	175.9
Funded status at end of year	$(107.5)	$(122.4)	$(50.2)	$(42.3)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$—	$—	$0.8	$—
Current liabilities	(7.2)	(4.9)	(2.4)	(2.1)
Non-current liabilities	(100.3)	(117.5)	(48.6)	(40.2)
	$(107.5)	$(122.4)	$(50.2)	$(42.3)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost	$—	$—	$3.5	$3.6
Accumulated other comprehensive loss	$—	$—	$3.5	$3.6

Changes in prior service cost recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$—	$0.1	$3.6	$3.6
Prior service cost	—	—	—	0.3
Recognized prior service cost	—	(0.1)	(0.3)	(0.2)
Foreign currency impact	—	—	0.2	(0.1)
Total recognized in accumulated other comprehensive loss at December 31	$—	$—	$3.5	$3.6
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 17 - Retirement Benefit Plans (continued)
Certain of the Companies defined benefit pension plans were overfunded as of December 31, 2025. As a result, $0.8 million at December 31, 2025 was included in other non-current assets on the Consolidated Balance Sheets. No defined benefit plans were overfunded as of December 31, 2024. The current portion of accrued pension benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $9.6 million and $7.0 million at December 31, 2025 and 2024, respectively. In 2025, the current portion of accrued pension benefits relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
The three largest defined benefit pension plans, covering certain employees in the United States, represents 52% of the Company's projected benefit obligation at December 31, 2025. These defined benefit pension plans are closed to new entrants and benefits have been frozen for two of these plans.
The projected benefit obligation and the accumulated benefit obligations at December 31, 2025 exceeded the market value of plan assets for most of the Company's pension plans. For these plans, the projected benefit obligation was $545.3 million, the accumulated benefit obligation was $540.5 million and the fair value of plan assets was $387.0 million at December 31, 2025.
The total accumulated benefit obligation for all plans was $547.5 million and $528.0 million at December 31, 2025 and 2024, respectively.
Investment performance increased the value of the Company’s pension assets by 6.1% in 2025.
As of December 31, 2025 and 2024, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.
Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2025 and 2024, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2025	2024
Equity securities	10%	to	14%	12%	13%
Fixed income securities	40%	to	46%	42%	83%
Annuity contract	36%	to	42%	40%	—%
Other investments	4%	to	8%	6%	4%
Total				100%	100%
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
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11.3	$—	$—	$11.3	$14.0	$—	$—	$14.0
Government and agency securities	12.1	—	—	12.1	8.0	—	—	8.0
Equity securities - U.S. companies	0.1	—	—	0.1	0.1	—	—	0.1
Annuity contract	—	—	157.9	157.9	—	—	—	—
Mutual funds - fixed income	27.0	—	—	27.0	28.8	—	—	28.8
	$50.5	$—	$157.9	$208.4	$50.9	$—	$—	$50.9
Investments measured at net asset value:
Common collective funds - international equities				$47.3				$47.3
Common collective funds - fixed income				85.6				132.2
Limited partnerships				13.5				4.2
Real estate partnerships				13.0				2.3
Other liability-driven investments				—				109.1
Other assets				29.6				24.9
Total Assets				$397.4				$370.9
International investments measured at net asset value totaled $30.9 million and $173.5 million at December 31, 2025 and 2024, respectively.
The table below sets forth a summary of changes in the fair value of the level 3 assets:

December 31, 2025
Annuity Contracts
Beginning balance	$—
Purchase of insurance contract	161.3
Realized/unrealized gains and losses	3.8
Payment from the insurance contract	(10.6)
International plan exchange rate change	3.4
Ending balance	$157.9

Note 17 - Retirement Benefit Plans (continued)
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
The annuity contract is related to the UK pension plan, and will be used to make future pension payments to retirees. The annuity contract was initially valued based on the purchase price for the buy-in contract, which was used to derive an assumed pricing basis. This pricing basis is then adjusted over time to reflect broad changes in insurers’ pricing methodologies under different prevailing market conditions, using third-party actuarial guidance as to typical insurer pricing based on similar transactions.
Other liability-driven investments mainly included investments in index-linked open-end swap funds. These funds invest in cash held deposits that reflect the index-linked deferred annuity with payment terms of specific years linked to UK inflation measures. The underlying assets in this investment are valued daily.

Cash Flows:

Employer Contributions to Defined Benefit Plans
2024	$24.6
2025	36.8
2026 (estimated)	32.0

Estimated future benefit payments, including estimated lump sum distributions, are expected to be as follows:

Benefit Payments
2026	$59.0
2027	47.4
2028	44.9
2029	43.7
2030	69.0
2031-2035	191.6

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company made contributions to its defined contribution plans of $38.4 million, $32.1 million and $35.6 million in 2025, 2024 and 2023, respectively.

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
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2025	2024	2023
Components of net periodic credit:
Service cost	$—	$0.1	$0.1
Interest cost	1.9	1.7	1.9
Amortization of prior service credit	(8.3)	(8.2)	(8.3)
Recognition of net actuarial gains	(0.4)	(0.5)	(1.0)
Net periodic credit	$(6.8)	$(6.9)	$(7.3)

Assumptions:	2025	2024	2023
Discount rate	5.83%	5.55%	5.75%
The following table summarizes assumptions used to measure the benefit obligation for the other postretirement benefit plans at December 31:

Assumptions:	2025	2024
Discount rate	5.51%	5.83%
The Company recognized actuarial gains of $0.4 million during 2025. The gains were primarily due to lower than expected benefit payments of $1.7 million.  These actuarial gains were partially offset by a $0.7 million loss due to the impact of a 32 basis point decrease in the discount rate used to measure the Company's defined benefit postretirement obligations, which decreased from 5.83% in 2024 to 5.51% in 2025, and a $0.6 million loss due to changes in other actuarial assumptions.
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
For expense purposes in 2025, the Company applied a discount rate of 5.83% to its other postretirement benefit plans. For expense purposes in 2026, the Company will apply a discount rate of 5.51% to its other postretirement benefit plans.
The following tables set forth the change in the benefit obligation and amounts recognized on the Consolidated Balance Sheets for other postretirement benefit plans as of December 31, 2025 and 2024:

	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$33.4	$33.7
Service cost	—	0.1
Interest cost	1.9	1.7
Actuarial gains	(0.4)	(0.5)
Benefits paid	(1.9)	(1.6)
Benefit obligation at end of year	$33.0	$33.4
Funded status at end of year	$(33.0)	$(33.4)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(3.7)	$(3.6)
Non-current liabilities	(29.3)	(29.8)
	$(33.0)	$(33.4)

Amounts recognized in accumulated other comprehensive loss:
Net prior service credit	$(47.1)	$(55.4)
Accumulated other comprehensive loss	$(47.1)	$(55.4)

Changes to prior service credit recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$(55.4)	$(63.6)
Recognized prior service credit	8.3	8.2
Total recognized in accumulated other comprehensive loss at December 31	$(47.1)	$(55.4)
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The current portion of accrued postretirement benefits, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $3.7 million and $3.6 million at December 31, 2025 and 2024, respectively. In 2025, the current portion of accrued postretirement benefits related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

Note 18 - Other Postretirement Benefit Plans (continued)
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) of 6.75% for 2026, declining gradually to 5.0% in 2033 and thereafter for medical and prescription drug benefits. For Medicare Advantage benefits, actual contract rates have been set for 2026, and are assumed to increase by $10 per year for 2027 through 2029 and then 6.0% for 2029, declining gradually to 5.0% in 2033 and thereafter.
Cash Flows:
Estimated future benefit payments to be funded by the Company are expected to be as follows:

Future Benefit Payments
2026	$3.8
2027	3.7
2028	3.7
2029	3.5
2030	3.3
2031-2035	13.3
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

Note 20 - Accumulated Other Comprehensive (Loss) Income
The following tables present details about components of accumulated other comprehensive (loss) income for the years ended December 31, 2025 and December 31, 2024:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2024	$(344.6)	$38.7	$4.2	$(301.7)
Other comprehensive income (loss) before reclassifications and income taxes	184.3	(0.3)	(5.9)	178.1
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	(8.0)	—	(8.0)
Income tax benefit	22.2	2.1	1.7	26.0
Net current period other comprehensive income (loss), net of income taxes	206.5	(6.2)	(4.2)	196.1
Noncontrolling interest	9.1	—	—	9.1
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	215.6	(6.2)	(4.2)	205.2
Balance at December 31, 2025	$(129.0)	$32.5	$—	$(96.5)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2023	$(193.8)	$44.7	$2.2	$(146.9)
Ownership changes	5.6	—	—	5.6
Other comprehensive (loss) income before reclassifications and income taxes	(153.5)	(0.1)	5.5	(148.1)
Amounts reclassified from accumulated other comprehensive loss, before income tax	—	(7.9)	(2.5)	(10.4)
Income tax (expense) benefit	(7.7)	2.0	(1.0)	(6.7)
Net current period other comprehensive income (loss), net of income taxes and ownership changes	(155.6)	(6.0)	2.0	(159.6)
Noncontrolling interest	4.8	—	—	4.8
Net current period comprehensive income (loss), net of income taxes, noncontrolling interest and ownership changes	(150.8)	(6.0)	2.0	(154.8)
Balance at December 31, 2024	$(344.6)	$38.7	$4.2	$(301.7)
Foreign currency translation adjustments at December 31, 2025 and 2024, included cumulative losses of $42.3 million and cumulative gains of $27.1 million, respectively, net of deferred taxes, related to net investment hedges. Refer to Note 22 - Derivative Instruments for additional information on the net investment hedges.
Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

Note 21 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$348.8	$347.6	$1.2	$—
Cash and cash equivalents measured at net asset value	15.6
Restricted cash	1.0	1.0	—	—
Short-term investments	21.1	—	21.1	—
Foreign currency forward contracts	2.5	—	2.5	—
Total Assets	$389.0	$348.6	$24.8	$—
Liabilities:
Foreign currency forward contracts	$1.8	$—	$1.8	$—
Total Liabilities	$1.8	$—	$1.8	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$343.1	$341.8	$1.3	$—
Cash and cash equivalents measured at net asset value	30.1
Restricted cash	0.4	0.4	—	—
Short-term investments	15.9	—	15.9	—
Foreign currency forward contracts	4.9	—	4.9	—
Total Assets	$394.4	$342.2	$22.1	$—
Liabilities:
Foreign currency forward contracts	$10.4	$—	$10.4	$—
Total Liabilities	$10.4	$—	$10.4	$—
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
No material assets were measured at fair value on a nonrecurring basis during the years ended December 31, 2025 and 2024.

Note 21 - Fair Value (continued)
Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,796.6 million and $1,659.2 million at December 31, 2025 and 2024, respectively. The carrying value of this debt was $1,784.0 million and $1,675.6 million at December 31, 2025 and 2024, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.
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
Net Investment Hedges:
As of December 31, 2025 and 2024, the Company had designated €750 million and €654.4 million, respectively, of its Euro-denominated borrowings as a hedge against its net investments in certain European subsidiaries. The objective of the hedge transactions is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. During the years ended December 31, 2025 and 2023, the Company recognized losses to other comprehensive earnings of $69.4 million and $1.4 million, respectively, on Euro-denominated borrowings, net of deferred income taxes, and a gain of $23.7 million for the year ended December 31, 2024.
Cash Flow Hedging:
The following table summarizes the notional and fair values as of December 31, 2025 and 2024 as well as the balance sheet classification:

Balance at December 31, 2025	Notional Amount	Other Current Assets	Other Current Liabilities	Type of hedge
Derivatives Designated as Hedges
Currency Forward Contracts	$67.8	$—	$1.3	Cash Flow Hedge

Derivatives not designated as Hedges
Currency Forward contracts	304.0	2.5	0.5
Total	$371.8	$2.5	$1.8

Balance at December 31, 2024	Notional Amount	Other Current Assets	Other Current Liabilities	Type of hedge
Derivatives Designated as Hedges
Currency Forward Contracts	$63.0	$3.4	$—	Cash Flow Hedge

Derivatives not designated as Hedges
Currency Forward contracts	408.6	1.5	10.4
Total	$471.6	$4.9	$10.4

Derivative Instruments not designated as Hedging Instruments:
The following table presents the impact of derivative instruments not designated as hedging instruments for the years ended December 31, 2025, 2024 and 2023, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2025	2024	2023
Foreign currency forward contracts	Other income (expense), net	$1.9	$(18.8)	$(15.0)

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

	Year Ended December 31,
Expenditures as a percentage of sales	2025	2024	2023
Research and Development Expense	1.1%	1.1%	0.8%
Engineering Expense	2.1%	2.1%	1.9%
Total	3.2%	3.2%	2.7%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
There have been no changes during the Company’s fourth quarter of 2025 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on this assessment under COSO’s “Internal Control–Integrated Framework,” management believes that, as of December 31, 2025, Timken’s internal control over financial reporting is effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Timken Company
Opinion on Internal Control Over Financial Reporting
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Timken Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2026

Item 9B. Other Information
During the quarter ended December 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
On August 14, 2025, Megan Lanzarotta was appointed Corporate Controller and Chief Accounting Officer of the Company. Ms. Lanzarotta, age 38, had previously served as Director – Accounting & Reporting at the Company since July 2024 and has over 14 years of experience with the Company in various roles of increasing responsibility within the finance and accounting functions, including as Operations Controller from August 2021 until July 2024 and Manager – Accounting & Consolidations from April 2017 until August 2021. As Corporate Controller and Chief Accounting Officer, Ms. Lanzarotta receives an annual base salary and is eligible for the standard benefits that all salaried employees receive.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the caption "Nominees", "Insider Trading Policy", and "Delinquent Section 16(a) Reports" in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 8, 2026 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Experts is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at https://investors.timken.com/corporate-governance/documents/ and are available to any shareholder upon request to the Executive Vice President, General Counsel and Secretary. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, The Timken Company Standards of Business Ethics Policy, is available on its website at https://investors.timken.com/corporate-governance/documents/. The Company intends to disclose any amendment to, or waiver from, its code of ethics by posting such amendment or waiver, as applicable, on its website.
Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2025 Summary Compensation Table,” “2025 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2025 Fiscal Year-End,” “2025 Option Exercises and Stock Vested,” “2025 Pension Benefits Table,” “2025 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” "CEO Pay Ratio," "Equity Compensation Plan Information," “Compensation Committee,” “Compensation Committee Report” and "Insider Trading Policy" in the Proxy Statement, and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2025 and 2024 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditor” in the Proxy Statement, and is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedules I, II, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) - Listing of Exhibits

Exhibit

(3.1)	Amended Articles of Incorporation of the Registrant (effective May 11, 2023), were filed on August 3, 2023 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of the Registrant adopted on May 10, 2016, were filed on July 28, 2016 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(4.1)	Fifth Amended and Restated Credit Agreement, dated as of December 5, 2022, among The Timken Company, Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agents, and the Lenders party thereto, was filed on December 6, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.*

(4.2)	Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.3)	First Supplemental Indenture, dated as of September 6, 2018, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of Note), was filed on September 6, 2018 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	Indenture, dated as of March 28, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, was filed on March 28, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.5)	First Supplemental Indenture, dated as of March 28, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), was filed on March 28, 2022 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.6)	Second Supplemental Indenture, dated as of May 23, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), was filed on May 23, 2024 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.7)	Description of The Timken Company Common Shares, was filed on February 20, 2025 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.14)	Form of Severance Agreement as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Amended and Restated Severance Agreement with Andreas Roellgen, dated as of December 9, 2022, was filed on February 16, 2023 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Severance Agreement, by and between The Timken Company and Lucian Boldea, dated as of September 1, 2025, was filed on October 29, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Separation Agreement and Release, dated as of March 31, 2025, by and between Tarak B. Mehta and The Timken Company, was filed on April 30, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	Form of Indemnification Agreement for Directors was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	Form of Indemnification Agreement for Executive Officers was filed on February 14, 2020 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.21)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	Form of Employee Excess Benefits Agreement, entered into with all Executive Officers after January 1, 2011, was filed on August 4, 2011 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Amendment No. 1 to the Employee Excess Benefits Agreement, dated January 1, 2011, entered into with Richard G. Kyle, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement with all Executive Officers after January 1, 2011 and Form of Amendment No. 2 to the Amended and Restated Excess Benefits Agreement with certain Executive Officers and certain key employees of the Company, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	Amendment No. 2 to the Amended and Restated Employee Excess Benefits Agreement, dated December 17, 2008, entered into with Christopher A. Coughlin, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	Amendment No. 3 to the Amended and Restated Employee Excess Benefits Agreement, dated December 18, 2008, entered into with Philip D. Fracassa, approved as of November 8, 2018 was filed on February 15, 2019 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)	Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	Form of Nonqualified Stock Option Agreement for non-transferable options for Non-Officer Employees, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)	Form of Nonqualified Stock Option Agreement, as adopted on February 8, 2018, was filed on May 1, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	Form of Nonqualified Stock Option Agreement (U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	Form of Nonqualified Stock Option Agreement (Non-U.S), as adopted on September 24, 2018, was filed on October 30, 2018 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Form of Nonqualified Stock Option Agreement (U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Nonqualified Stock Option Agreement (non-U.S.), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	Form of Nonqualified Stock Option Agreement (U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	Form of Nonqualified Stock Option Agreement (non-U.S., retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.42)	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.43)	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.44)	Form of Deferred Shares Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.45)	Form of Deferred Shares Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.46)	Form of Deferred Shares Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.47)	Deferred Shares Agreement, entered into with Tarak Mehta on September 5, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated was filed on November 5, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.48)	Deferred Shares Agreement, entered into with Christopher A. Coughlin on February 10, 2023 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on February 20, 2025 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.49)	Deferred Shares Agreement, entered into with Philip D. Fracassa on December 7, 2023 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on February 20, 2025 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.50)	Deferred Shares Agreement, dated as of April 22, 2025, by and between The Timken Company and Richard G. Kyle, granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as may be amended or amended from time to time, was filed on April 30, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.51)	Form of Deferred Share Equivalents Agreement (three year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.52)	Form of Deferred Share Equivalents Agreement (five year cliff vesting), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.53)	Form of Deferred Share Equivalents Agreement (three year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.54)	Form of Deferred Share Equivalents Agreement (five year cliff vesting, retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.55)	Form of Deferred Share Equivalents Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.56)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.57)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.58)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.59)	Form of Performance-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.60)	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.61)	Performance-Based Restrictive Stock Units Agreement, entered into with Lucian Boldea on September 2, 2025 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated, was filed on October 29, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.62)	Performance-Based Restrictive Stock Units Agreement, dated as of April 22, 2025, by and between The Timken Company and Richard G. Kyle (covering the performance period from January 1, 2023 through December 31, 2025), granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as may be amended or amended and restated from time to time, was filed on April 30, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.63)	Performance-Based Restrictive Stock Units Agreement, dated as of April 22, 2025, by and between The Timken Company and Richard G. Kyle (covering the performance period from January 1, 2024 through December 31, 2026), granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan, as may be amended or amended and restated from time to time, was filed on April 30, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.64)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.65)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and pursuant to the Timken Company 2011 Long-Term Incentive Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.66)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.67)	Form of Time-Based Restricted Stock Unit Agreement (retirement age 62), as adopted February 7, 2019 and to be granted pursuant to the Timken Company 2019 Equity and Incentive Compensation Plan, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.68)	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.69)	Form of Time-Based Restricted Stock Unit Agreement, as adopted November 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated was filed on February 20, 2025 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.70)	Time-Based Restrictive Stock Units Agreement (4-year vesting), entered into with Lucian Boldea on September 2, 2025 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated, was filed on October 29, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.71)	Time-Based Restrictive Stock Units Agreement (3-year vesting), entered into with Lucian Boldea on September 2, 2025 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated, was filed on October 29, 2025 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.72)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.73)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 7, 2019, was filed on May 1, 2019 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.74)	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors, as adopted February 8, 2024 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.75)	Appendix for special terms and conditions for equity awards granted to Timken participants in France pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan was filed on April 30, 2024 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.76)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

*Portions of this exhibit have been omitted, which portions will be furnished to the Securities and Exchange Commission upon request.

Listing of Exhibits (continued)

(19)	Policy Regarding Trading in Stock and Prohibiting the Improper Use or Disclosure of Material, Non-public Information (effective December 31, 2025).

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	The Timken Company Clawback Policy (effective October 2, 2023) was filed on February 26, 2024 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Lucian Boldea	By: /s/ Michael A. Discenza
Lucian Boldea	Michael A. Discenza
President, Chief Executive Officer and Director	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 13, 2026	Date: February 13, 2026

By: /s/ Megan R. Lanzarotta
Megan R. Lanzarotta
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: February 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Lucian Boldea *	By: /s/ James F. Palmer *
Lucian Boldea, Director	James F. Palmer, Director
Date: February 13, 2026	Date: February 13, 2026

By: /s/ Maria A. Crowe *	By: /s/ Ajita G. Rajendra *
Maria A. Crowe, Director	Ajita G. Rajendra, Director
Date: February 13, 2026	Date: February 13, 2026

By: /s/ Elizabeth A. Harrell *	By: /s/ Kimberly K. Ryan *
Elizabeth A. Harrell, Director	Kimberly K. Ryan, Director
Date: February 13, 2026	Date: February 13, 2026

By: /s/ Richard G. Kyle *	By: /s/ Frank C. Sullivan *
Richard G. Kyle, Director	Frank C. Sullivan, Director
Date: February 13, 2026	Date: February 13, 2026

By: /s/ Sarah C. Lauber *	By: /s/ John M. Timken, Jr. *
Sarah C. Lauber, Director	John M. Timken, Jr., Director
Date: February 13, 2026	Date: February 13, 2026

By: /s/ Todd M. Leombruno *	By: /s/ Ward J. Timken, Jr. *
Todd M. Leombruno, Director	Ward J. Timken, Jr., Director
Date: February 13, 2026	Date: February 13, 2026

By: /s/ Christopher L. Mapes *	By: /s/ Michael A. Discenza
Christopher L. Mapes, Director	Michael A. Discenza, attorney-in-fact
Date: February 13, 2026	* By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 13, 2026