Form 10-Q
period 2026-03-31
TIMKEN CO
filed 2026-05-06
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Shares, without par value	69,494,510 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(Dollars in millions, except per share data)
Net sales	$1,231.3	$1,140.3
Cost of products sold	837.3	781.6
Selling, general and administrative expenses	201.2	184.8
Amortization of intangible assets	20.6	19.0
Impairment and restructuring charges	3.6	10.9
Operating Income	168.6	144.0
Interest expense	(24.3)	(26.5)
Interest income	1.7	2.3
Non-service pension and other postretirement expense	(0.7)	(1.2)
Other expense, net	(2.4)	(0.3)
Income Before Income Taxes	142.9	118.3
Provision for income taxes	37.0	26.9
Net Income	105.9	91.4
Less: Net income attributable to noncontrolling interest	7.7	13.1
Net Income Attributable to The Timken Company	$98.2	$78.3

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.41	$1.12

Diluted earnings per share	$1.40	$1.11
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
Net Income	$105.9	$91.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(30.5)	67.1
Pension and postretirement liability adjustments	(1.5)	(1.6)
Change in fair value of derivative financial instruments	0.3	(2.1)
Other comprehensive (loss) income, net of tax	(31.7)	63.4
Comprehensive income, net of tax	74.2	154.8
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.9)	13.7
Comprehensive income attributable to The Timken Company	$75.1	$141.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$344.7	$364.4
Restricted cash	0.8	1.0
Accounts receivable, less allowances (2026 - $14.1 million; 2025 - $12.3 million)	808.9	689.4
Unbilled receivables	155.7	137.6
Inventories, net	1,273.8	1,243.3
Deferred charges and prepaid expenses	58.2	45.7
Other current assets	112.9	119.4
Total Current Assets	2,755.0	2,600.8
Property, Plant and Equipment, net	1,342.5	1,357.6
Other Assets
Goodwill	1,526.2	1,486.4
Other intangible assets, net	1,026.1	1,002.3
Operating lease assets	151.2	152.9
Deferred income taxes	57.3	53.2
Other non-current assets	23.2	23.6
Total Other Assets	2,784.0	2,718.4
Total Assets	$6,881.5	$6,676.8
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$380.3	$353.2
Short-term debt, including current portion of long-term debt	42.9	38.9
Salaries, wages and benefits	148.2	157.5
Income taxes payable	41.6	31.4
Other current liabilities	343.9	341.1
Total Current Liabilities	956.9	922.1
Non-Current Liabilities
Long-term debt	2,027.2	1,883.1
Accrued pension benefits	140.8	148.9
Accrued postretirement benefits	30.6	29.3
Long-term operating lease liabilities	99.4	100.8
Deferred income taxes	160.3	146.7
Other non-current liabilities	98.4	100.2
Total Non-Current Liabilities	2,556.7	2,409.0
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2026 – 79,932,693 shares; 2025 – 79,611,543 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,310.0	1,299.5
Retained earnings	2,751.8	2,678.9
Accumulated other comprehensive loss	(119.6)	(96.5)
Treasury shares at cost (2026 – 10,443,289 shares; 2025 – 10,076,175 shares)	(775.2)	(738.0)
Total Shareholders’ Equity	3,207.7	3,184.6
Noncontrolling Interest	160.2	161.1
Total Equity	3,367.9	3,345.7
Total Liabilities and Equity	$6,881.5	$6,676.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$105.9	$91.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.9	55.1
Loss (gain) on sale of assets	0.1	(1.0)
Deferred income tax expense	2.0	—
Stock-based compensation expense	7.6	7.5
Pension and other postretirement expense	1.3	1.8
Pension and other postretirement benefit contributions and payments	(10.8)	(23.8)
Changes in operating assets and liabilities:
Accounts receivable	(112.8)	(70.8)
Unbilled receivables	(18.2)	(18.2)
Inventories	(12.5)	15.3
Accounts payable, trade	31.1	20.2
Other accrued expenses	(18.5)	(16.0)
Income taxes	14.0	3.5
Other, net	(8.8)	(6.4)
Net Cash Provided by Operating Activities	39.3	58.6
Investing Activities
Capital expenditures	(38.8)	(35.2)
Acquisitions, net of cash acquired of $6.9 million	(124.3)	—
Proceeds from disposal of property, plant and equipment	—	1.9
Investments in short-term marketable securities, net	6.1	0.8
Net Cash Used in Investing Activities	(157.0)	(32.5)
Financing Activities
Cash dividends paid to shareholders	(25.3)	(25.1)
Purchase of treasury shares	(28.0)	(23.1)
Proceeds from exercise of stock options	2.9	0.3
Payments related to tax withholding for stock-based compensation	(9.2)	(9.5)
Borrowings on accounts receivable facility	135.0	57.0
Payments on accounts receivable facility	(35.0)	(27.0)
Proceeds from long-term debt	276.5	—
Payments on long-term debt	(218.9)	(1.2)
Short-term debt activity, net	4.1	(2.0)
Net Cash Provided by (Used in) Financing Activities	102.1	(30.6)
Effect of exchange rate changes on cash	(4.3)	7.4
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(19.9)	2.9
Cash, cash equivalents and restricted cash at beginning of year	365.4	373.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$345.5	$376.5
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)
Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company" or "Timken") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Note 2 - Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements:
New Accounting Guidance Issued and Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that a public entity disclose detailed information about types of expense. Specifically, a public entity would disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(d). In addition, a public entity should include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements. A public entity would also disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amounts of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public entities, the new guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The new guidance should be applied either prospectively to financial statements issued after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company plans to apply the new guidance prospectively upon adoption. The Company's adoption of ASU 2024-03 is expected to result in enhanced disclosures.

Note 3 - Acquisitions
Acquisitions:
On March 18, 2026, the Company acquired certain assets and assumed certain liabilities in the United States and acquired 100% of the equity of the international affiliates of Bijur Delimon International ("Bijur Delimon"), a leading global designer and manufacturer of automated lubrication systems. Founded in 1872, Bijur Delimon operates manufacturing locations in the United States, Europe and Asia Pacific. The acquisition of Bijur Delimon expands the Company's position in automated lubrication systems. The total purchase price for this acquisition was $124.3 million, net of cash acquired of $6.9 million, subject to customary post-closing adjustments. Results for Bijur Delimon are reported in the Industrial Motion segment. The Company incurred acquisition-related costs of $1.1 million to complete this acquisition. Acquisition costs are recorded in selling, general and administrative expenses on the Consolidated Statements of Income.
The following table presents the preliminary purchase price allocation at fair value for the Bijur Delimon acquisition as of March 31, 2026:

Initial Purchase Price Allocation
Assets:
Accounts receivable	$11.1
Inventories	24.2
Other current assets	4.5
Property, plant and equipment	8.6
Goodwill	52.7
Other intangible assets	54.9
Other non-current assets	4.1
Total assets acquired	$160.1
Liabilities:
Accounts payable, trade	$9.6
Salaries, wages and benefits	6.3
Other current liabilities	7.6
Deferred income taxes	10.7
Other non-current liabilities	1.6
Total liabilities assumed	$35.8
Net assets acquired	$124.3
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2026:

	2026
		Weighted- Average Life
Trade names	$10.2	18 years
Technology and know-how	14.0	16 years
Customer relationships	30.6	17 years
Capitalized software	0.1	2 years
Total intangible assets	$54.9

Note 3 - Acquisitions (continued)
The Company utilized a benchmarking approach based on the Company's prior acquisitions to determine the preliminary fair values for identified intangible assets and inventory. Upon completion of the final purchase price allocation, the final fair values of the assets acquired, liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. Any changes to the initial estimates of the fair value of the assets acquired and liabilities assumed will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.
The amounts in the table above represent the preliminary purchase price allocation for Bijur Delimon. This purchase price allocation, including the residual amount allocated to goodwill, is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. Given the proximity of the acquisition date to March 31, 2026, no elements of the purchase price allocation have been finalized as of March 31, 2026. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values for those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

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
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:
For the three months ended March 31, 2026:

	Engineered Bearings	Industrial Motion	Total
Net sales	$806.2	$425.1	$1,231.3
Cost of products sold (1)	(562.2)	(273.9)
Selling, general and administrative expenses (2)	(110.7)	(72.6)
Other segment items (3)	0.7	(0.1)
Depreciation and amortization (4)	25.0	12.8
Adjusted EBITDA for reportable segments	$159.0	$91.3	$250.3

Unallocated corporate expense			(19.3)
Impairment, restructuring and reorganization charges			(4.8)
Acquisition-related charges			(1.8)
Depreciation and amortization			(58.9)
Interest expense			(24.3)
Interest income			1.7
Income before income taxes			$142.9

For the three months ended March 31, 2025:

	Engineered Bearings	Industrial Motion	Total
Net sales	$760.7	$379.6	$1,140.3
Cost of products sold (1)	(523.3)	(256.6)
Selling, general and administrative expenses (2)	(102.5)	(68.0)
Other segment items (3)	0.7	—
Depreciation and amortization (4)	23.6	12.1
Adjusted EBITDA for reportable segments	$159.2	$67.1	$226.3

Unallocated corporate expense			(18.2)
Impairment, restructuring and reorganization charges			(3.1)
Gain on the sale of certain assets			1.2
CEO transition expenses			(8.6)
Depreciation and amortization			(55.1)
Interest expense			(26.5)
Interest income			2.3
Income before income taxes			$118.3
(1) Cost of products sold excludes acquisition-related and reorganization charges.
(2) Selling, general, and administrative expenses exclude acquisition-related charges and CEO transition expenses.
(3) Other segment items are Other (expense) income, net and exclude the gain on the sale of certain assets.
(4) Depreciation and amortization excludes acquisition intangible amortization and depreciation recognized in reorganization charges, if any.

Note 4 - Segment Information (continued)

The following tables provides additional segment financial information:

	March 31, 2026	December 31, 2025
Assets by Segment:
Engineered Bearings	$3,451.3	$3,293.5
Industrial Motion	3,028.1	2,962.8
Corporate (5)	402.1	420.5
	$6,881.5	$6,676.8
(5) Corporate assets include cash and cash equivalents and corporate buildings.

	Three Months Ended March 31,
	2026	2025
Capital expenditures:
Engineered Bearings	$30.2	$24.9
Industrial Motion	8.1	10.2
Corporate	0.5	0.1
	$38.8	$35.2
Depreciation and amortization:
Engineered Bearings	$28.0	$26.6
Industrial Motion	30.5	28.3
Corporate	0.4	0.2
	$58.9	$55.1

Note 5 - Revenue
The following table presents details deemed relevant to the users of the financial statements about total revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$327.6	$227.1	$554.7	$311.5	$202.3	$513.8
Americas excluding the United States	93.5	24.8	118.3	88.2	21.2	109.4
Europe / Middle East / Africa	163.0	146.4	309.4	139.6	129.7	269.3
Asia-Pacific	222.1	26.8	248.9	221.4	26.4	247.8
Net sales	$806.2	$425.1	$1,231.3	$760.7	$379.6	$1,140.3

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percent of revenue by sales channel for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
Revenue by sales channel	March 31, 2026	March 31, 2025
Original equipment manufacturers	60%	60%
Distribution/direct to end users	40%	40%

Note 5 - Revenue (continued)
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services and type of customer is also relevant. During the three months ended March 31, 2026 and March 31, 2025, approximately 10% and 9%, respectively, of total net sales were recognized over-time because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Finally, business with the United States ("U.S.") government or its contractors represented approximately 8% and 7% of total net sales during the three months ended March 31, 2026 and March 31, 2025, respectively.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $149 million at March 31, 2026.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the three months ended March 31, 2026 and the twelve months ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance, January 1	$137.6	$140.8
Additional unbilled revenue recognized	98.5	366.9
Less: amounts billed to customers	(80.4)	(370.1)
Ending balance	$155.7	$137.6
There were no impairment losses recorded on unbilled receivables for the three months ended March 31, 2026 and the twelve months ended December 31, 2025.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the three months ended March 31, 2026 and the twelve months ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance, January 1	$55.7	$41.4
Revenue received or billed in advance of recognition	37.8	180.9
Less: revenue recognized	(45.0)	(166.6)
Acquisitions	0.3	—
Ending balance	$48.8	$55.7

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$37.0	$26.9
Effective tax rate	25.9%	22.7%
Income tax expense for the three months ended March 31, 2026 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% due to the actual and projected mix of earnings in non-U.S. jurisdictions with relatively higher tax rates, U.S. state and local income taxes, and other permanent differences (net).
The effective tax rate of 25.9% for the three months ended March 31, 2026 was higher than the effective tax rate for the three months ended March 31, 2025 primarily due to favorable discrete items recognized in the prior period related to the reversal of accruals for uncertain tax positions to account for the expiration of statue of limitations in jurisdictions outside the United States. This was partially offset by the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates and the impact of beneficial provisions effective in 2026 from the One Big Beautiful Bill Act (“OBBBA”).

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to The Timken Company	$98.2	$78.3
Denominator:
Weighted average number of shares outstanding - basic	69,582,824	70,024,836
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	621,865	489,101
Weighted average number of shares outstanding assuming dilution of stock options and awards	70,204,689	70,513,937
Basic earnings per share	$1.41	$1.12
Diluted earnings per share	$1.40	$1.11
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three months ended March 31, 2026 and 2025. However, there were 2,381 and 49,764 antidilutive stock awards, including performance-based restricted stock units and restricted stock units, outstanding during the three months ended March 31, 2026 and 2025, respectively.

Note 8 - Inventories
The components of inventories at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Manufacturing supplies	$45.0	$44.0
Raw materials	156.2	147.1
Work in process	508.8	509.6
Finished products	642.6	634.5
Subtotal	1,352.6	1,335.2
Allowance for obsolete and surplus inventory	(78.8)	(91.9)
Total inventories, net	$1,273.8	$1,243.3
Inventories are valued at net realizable value, with approximately 58% valued on the first-in, first-out ("FIFO") method and the remaining 42% valued on the last-in, first-out ("LIFO") method. The majority of the Company's U.S. inventories are valued on the LIFO method. The Company's non-U.S. inventories are valued on the FIFO method.
The LIFO reserve as of March 31, 2026 and December 31, 2025 was $327.0 million and $312.0 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on current inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

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
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance, January 1	$703.9	$782.5	$1,486.4
Acquisitions	—	52.7	52.7
Foreign currency translation adjustments and other changes	(2.6)	(10.3)	(12.9)
Ending balance	$701.3	$824.9	$1,526.2
The acquisition of Bijur Delimon added goodwill of $52.7 million in 2026. Goodwill arising from this acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining the companies. The Company is still evaluating the tax deductibility of goodwill from the Bijur Delimon acquisition, but it expects a portion of the goodwill to be deductible for tax purposes in the United States.
The following table displays intangible assets as of March 31, 2026 and December 31, 2025:

	Balance at March 31, 2026			Balance at December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$886.0	$(331.9)	$554.1	$863.0	$(321.9)	$541.1
Technology and know-how	403.3	(157.7)	245.6	392.3	(152.6)	239.7
Trade names	163.8	(25.4)	138.4	116.6	(23.6)	93.0
Capitalized software	312.5	(286.9)	25.6	312.0	(284.9)	27.1
Other	2.5	(1.8)	0.7	2.5	(1.7)	0.8
	$1,768.1	$(803.7)	$964.4	$1,686.4	$(784.7)	$901.7
Intangible assets not subject to amortization:
Trade names	$53.0		$53.0	$91.9		$91.9
FAA air agency certificates	8.7		8.7	8.7		8.7
	$61.7		$61.7	$100.6		$100.6
Total intangible assets	$1,829.8	$(803.7)	$1,026.1	$1,787.0	$(784.7)	$1,002.3
Amortization expense for intangible assets was $22.8 million and $21.0 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for intangible assets is projected to be approximately $91 million in 2026; $90 million in 2027; $86 million in 2028; $84 million in 2029; and $81 million in 2030.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Sales rebates	$50.9	$60.8
Deferred revenue	48.8	55.7
Interest	39.4	27.5
Operating lease liabilities	33.7	33.1
Taxes other than income and payroll taxes	30.1	21.4
Freight and duties	25.3	25.4
Unprocessed invoices	19.9	18.4
Professional fees	15.7	16.0
Product warranty	15.3	17.9
Restructuring	9.8	11.1
Current derivative liability	2.4	1.8
Other	52.6	52.0
Total other current liabilities	$343.9	$341.1

Note 11 - Financing Arrangements
Short-term debt at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.54% to 2.84% at March 31, 2026 and 2.59% to 2.68% at December 31, 2025	$28.8	$24.5
Short-term debt	$28.8	$24.5
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings. Most of these lines of credit are uncommitted. At March 31, 2026, the Company’s foreign subsidiaries had borrowings outstanding of $28.8 million and bank guarantees of $5.8 million.
Long-term debt at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Variable-rate Senior Credit Facility, with an average interest rate of 4.78% for U.S. dollars and 2.94% for Euros at March 31, 2026, and 2.91% for Euros at December 31, 2025	$79.7	$21.2
Variable-rate Accounts Receivable Facility with an interest rate of 4.66% at March 31, 2026	100.0	—
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	173.3	176.2
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 4.89% at March 31, 2026 and 4.94% at December 31, 2025	84.9	84.8
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.9	154.9
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	398.7	398.5
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.13%	346.6	346.4
Fixed-rate Euro Senior Unsecured Notes(1), maturing on May 23, 2034, with an interest rate of 4.13%	684.5	695.5
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	10.1	10.6
Other	8.6	9.4
Total debt	$2,041.3	$1,897.5
Less: current maturities	14.1	14.4
Long-term debt	$2,027.2	$1,883.1
(1) Net of discounts and fees

Note 11 - Financing Arrangements (continued)
On December 5, 2025, the Company renewed the Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"). The $100 million Accounts Receivable Facility matures on November 30, 2028. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2026. As of March 31, 2026, there were $100 million in outstanding borrowings under the Accounts Receivable Facility, which reduced the availability under the Accounts Receivable Facility to zero. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on Secured Overnight Financing Rate ("SOFR") for U.S. dollar borrowings and Euro Interbank Offered Rate (“EURIBOR”) for Euro borrowings. At March 31, 2026, the Senior Credit Facility had $79.7 million in outstanding borrowings, which reduced the availability under the Senior Credit Facility to $670.3 million. Payments in 2025 and 2024 have reduced the 2027 Term Loan to $85 million at March 31, 2026. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio.
At March 31, 2026, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to certain insurance contracts and indirect taxes. At March 31, 2026, outstanding letters of credit totaled $62.7 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $6.9 million of finance leases) subsequent to March 31, 2026 are as follows:

Year
2026	$13.4
2027	366.8
2028	622.9
2029	2.6
2030	2.0
2031	1.8
Thereafter	1,046.0
The table above excludes $13.6 million of unamortized discounts and fees that are netted against long-term debt and $0.6 million of imputed interest netted against finance leases at March 31, 2026.

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
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the three months ended March 31, 2026 and twelve months ended December 31, 2025:

	March 31, 2026	December 31, 2025
Confirmed obligations outstanding, January 1	$21.1	$16.7
Invoices confirmed	27.1	99.6
Confirmed invoices paid	(27.0)	(95.2)
Confirmed obligations outstanding, ending balance	$21.2	$21.1
The obligations outstanding at March 31, 2026 and December 31, 2025 were included in accounts payable, trade on the Consolidated Balance Sheets.

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

Note 13 - Contingencies (continued)
The Company had total environmental accruals of $4.6 million for various known environmental matters that are probable and reasonably estimable at March 31, 2026 and December 31, 2025, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred considering the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The balances as of March 31, 2026 and December 31, 2025 primarily related to accruals for products sold into the automotive and wind energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. In addition, the Company continues to evaluate other claims raised by certain customers with respect to the performance of bearings sold into the wind energy and automotive sectors. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position or liquidity; however, the effect of a change in our assessment may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual for the three months ended March 31, 2026 and twelve months ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance, January 1	$17.9	$18.0
Acquisitions	0.3	—
Expense	2.1	5.4
Payments	(5.0)	(5.5)
Ending balance	$15.3	$17.9
The product warranty accrual at March 31, 2026 and December 31, 2025 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Equity
The following tables present the changes in the components of equity for the three months ended March 31, 2026 and 2025, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2025	$3,345.7	$40.7	$1,299.5	$2,678.9	$(96.5)	$(738.0)	$161.1
Net income	105.9			98.2			7.7
Foreign currency translation adjustment	(30.5)				(21.9)		(8.6)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	0.3				0.3
Dividends - $0.35 per share	(25.3)			(25.3)
Stock-based compensation expense	7.6		7.6
Stock purchased at fair market value	(28.0)					(28.0)
Stock option exercise activity	2.9		2.9
Payments related to tax withholding for stock-based compensation	(9.2)					(9.2)
Balance at March 31, 2026	$3,367.9	$40.7	$1,310.0	$2,751.8	$(119.6)	$(775.2)	$160.2

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2024	$2,984.1	$40.7	$1,269.3	$2,488.8	$(301.7)	$(670.6)	$157.6
Net income	91.4			78.3			13.1
Foreign currency translation adjustment	67.1				66.5		0.6
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.6)				(1.6)
Change in fair value of derivative financial instruments, net of reclassifications	(2.1)				(2.1)
Dividends - $0.34 per share	(25.1)			(25.1)
Stock-based compensation expense	7.5		7.5
Stock purchased at fair market value	(23.1)					(23.1)
Stock option exercise activity	0.3		0.3
Payments related to tax withholding for stock-based compensation	(9.5)					(9.5)
Balance at March 31, 2025	$3,089.0	$40.7	$1,277.1	$2,542.0	$(238.9)	$(703.2)	$171.3

Note 15 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2026:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$2.5	$0.5	$0.5	$3.5
Exit costs	(0.1)	0.2	—	0.1
Total	$2.4	$0.7	$0.5	$3.6

For the three months ended March 31, 2025:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$0.6	$0.7	$9.4	$10.7
Exit costs	—	0.2	—	0.2
Total	$0.6	$0.9	$9.4	$10.9

The following discussion explains the more significant impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts included in the tables above.

Corporate:
On March 31, 2025, Timken announced that the Company and Tarak B. Mehta, the former President and CEO, had mutually agreed that Mr. Mehta would depart from the Company, including resigning as a member of the Company’s Board of Directors (the "Board"), effective immediately. During the three months ended March 31, 2025, the Company recorded severance expense of $9.3 million, plus related taxes, for Mr. Mehta's settlement arrangement and release of claims in connection with his termination without cause. $7.3 million of this amount was paid in 2025 and 2026, with the remaining amount to be paid in 2027.
Engineered Bearings:
On May 14, 2025, the Company announced the closure of its bearing manufacturing plant in Heilbronn, Germany. The closure of this facility is expected to be completed by the end of 2026 and affect approximately 50 employees. The Company expects to incur approximately $12 million to $15 million of pretax costs in total related to this closure. During the three months ended March 31, 2026, the Company recorded severance and related benefits of $2.5 million related to this closure. The Company has incurred cumulative pretax costs related to this closure of $10.2 million as of March 31, 2026, including rationalization costs recorded in cost of products sold.
Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2026 and twelve months ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance, January 1	$13.1	$3.7
Expense	3.6	25.2
Payments	(6.9)	(15.8)
Ending balance	$9.8	$13.1
The restructuring accrual at March 31, 2026 was included in other current liabilities on the Consolidated Balance Sheet. On the Consolidated Balance Sheet, $11.1 million of the restructuring accrual at December 31, 2025 was included in other current liabilities, with the remaining $2.0 million included in other non-current liabilities.

Note 16 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2026 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2026.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.5	$0.4	$0.6	$0.6
Interest cost	4.1	4.3	2.9	2.7	7.0	7.0
Expected return on plan assets	(2.3)	(2.1)	(2.4)	(2.2)	(4.7)	(4.3)
Amortization of prior service cost	—	—	—	0.1	—	0.1
Net periodic benefit cost	$1.9	$2.4	$1.0	$1.0	$2.9	$3.4

Note 17 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2026 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2026.

	Three Months Ended March 31,
	2026	2025
Components of net periodic benefit credit:
Interest cost	$0.4	$0.5
Amortization of prior service credit	(2.0)	(2.1)
Net periodic benefit credit	$(1.6)	$(1.6)

Note 18 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three months ended March 31, 2026 and 2025, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2025	$(129.0)	$32.5	$—	$(96.5)
Other comprehensive loss before reclassifications and income taxes	(27.0)	—	(0.7)	(27.7)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	1.0	(1.0)
Income tax (expense) benefit	(3.5)	0.5	—	(3.0)
Net current period other comprehensive (loss) income, net of income taxes	(30.5)	(1.5)	0.3	(31.7)
Noncontrolling interest	8.6	—	—	8.6
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(21.9)	(1.5)	0.3	(23.1)
Balance at March 31, 2026	$(150.9)	$31.0	$0.3	$(119.6)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2024	$(344.6)	$38.7	$4.2	$(301.7)
Other comprehensive income (loss) before reclassifications and income taxes	59.8	(0.1)	(1.8)	57.9
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(2.0)	(1.2)	(3.2)
Income tax benefit	7.3	0.5	0.9	8.7
Net current period other comprehensive income (loss), net of income taxes	67.1	(1.6)	(2.1)	63.4
Noncontrolling interest	(0.6)	—	—	(0.6)
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	66.5	(1.6)	(2.1)	62.8
Balance at March 31, 2025	$(278.1)	$37.1	$2.1	$(238.9)

Foreign currency translation adjustments at March 31, 2026 and December 31, 2025 included cumulative losses of $31.4 million and $42.3 million, respectively, net of deferred taxes, related to net investment hedges. Refer to Note 20 - Derivative Instruments and Hedging Activities for additional information on the net investment hedges.
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
The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$326.7	$325.3	$1.4	$—
Cash and cash equivalents measured at net asset value	18.0
Restricted cash	0.8	0.8	—	—
Short-term investments	18.1	—	18.1	—
Foreign currency forward contracts	5.5	—	5.5	—
Total assets	$369.1	$326.1	$25.0	$—
Liabilities:
Foreign currency forward contracts	$2.4	$—	$2.4	$—
Total liabilities	$2.4	$—	$2.4	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$348.8	$347.6	$1.2	$—
Cash and cash equivalents measured at net asset value	15.6
Restricted cash	1.0	1.0	—	—
Short-term investments	21.1	—	21.1	—
Foreign currency forward contracts	2.5	—	2.5	—
Total assets	$389.0	$348.6	$24.8	$—
Liabilities:
Foreign currency forward contracts	$1.8	$—	$1.8	$—
Total liabilities	$1.8	$—	$1.8	$—
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
No material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2026 and 2025.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on Level 2 inputs (quoted market prices), was $1,749.7 million and $1,796.6 million at March 31, 2026 and December 31, 2025, respectively. The carrying value of this debt was $1,769.8 million and $1,784.0 million at March 31, 2026 and December 31, 2025, respectively. The difference between fair value and carrying value primarily reflects the net impact of changes in prevailing interest rates and credit spreads since the fixed-rate debt was issued.
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
Net Investment Hedges:
As of March 31, 2026 and December 31, 2025, the Company had designated €750 million of its Euro-denominated borrowings as a hedge against its net investments in certain European subsidiaries. The objective of the hedge transactions is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. During the three months ended March 31, 2026 and 2025, the Company recognized a gain of $10.9 million and a loss of $22.9 million to other comprehensive earnings, respectively, on Euro-denominated borrowings, net of deferred income taxes.

Note 20 - Derivative Instruments and Hedging Activities (continued)
Cash Flow Hedging:
The following table summarizes the notional and fair values as of March 31, 2026 and December 31, 2025 as well as the balance sheet classification:

Balance at March 31, 2026	Notional Amount	Other Current Assets	Other Current Liabilities	Type of hedge
Derivatives Designated as Hedges
Currency Forward Contracts	$67.4	$—	$0.8	Cash Flow Hedge

Derivatives not designated as Hedges
Currency Forward contracts	352.3	5.5	1.6
Total	$419.7	$5.5	$2.4

Balance at December 31, 2025	Notional Amount	Other Current Assets	Other Current Liabilities	Type of hedge
Derivatives Designated as Hedges
Currency Forward Contracts	$67.8	$—	$1.3	Cash Flow Hedge

Derivatives not designated as Hedges
Currency Forward contracts	304.0	2.5	0.5
Total	$371.8	$2.5	$1.8
Derivative Instruments not designated as Hedging Instruments:
The following table presents the impact of derivative instruments not designated as hedging instruments for the three months ended March 31, 2026 and 2025, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2026	2025
Foreign currency forward contracts	Other expense, net	$1.3	$(1.1)

Note 21 - Subsequent Events
On April 29, 2026, the Company entered into a definitive agreement to sell the assets of its belts business to Gates Industrial Corporation plc. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2026. The sale of the belts business is expected to result in a loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

OVERVIEW
Introduction:
The Timken Company designs and manufactures a growing portfolio of engineered bearings and industrial motion products, and related services. With more than a century of knowledge and innovation, the Company continuously improves the reliability and efficiency of global machinery and equipment to move the world forward. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, GGB®, Philadelphia Gear®, Cone Drive®, Rollon®, Nadella®, Diamond®, Drives®, Groeneveld®, BEKA®, Bijur Delimon®, Des-Case®, Lovejoy® and Lagersmit®. Timken employs approximately 19,000 people globally in 44 countries. The Company operates under two reportable segments: (1) Engineered Bearings and (2) Industrial Motion. The following further describes these business segments:
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
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, precision drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems, seals, and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial services, which return equipment and components to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, Spinea®, Rollon®, Nadella®, Groeneveld®, BEKA®, Bijur Delimon®, Des-Case®, Diamond®, Drives®, Timken® Belts, Lovejoy®, PT Tech®, Lagersmit® and CGI®. Industrial Motion products are used across a broad range of industries, including automation, solar energy, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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
Operational Excellence. The Company embraces a continuous improvement culture that is charged with increasing efficiency, lowering costs, reducing waste, increasing cash flow, driving organizational advancement and agility, and building greater brand equity to fuel growth. This requires the Company’s ongoing commitment to attract, retain and develop the best talent across the world.
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
The following items highlight some of the Company's more significant strategic accomplishments during the three months ended March 31, 2026:
•On March 18, 2026, the Company acquired the assets and related businesses of Bijur Delimon, a leading global designer and manufacturer of automated lubrication systems. Founded in 1872, Bijur Delimon operates manufacturing locations in the United States, Europe and Asia Pacific. The acquisition of Bijur Delimon expands the Company's position in automated lubrication systems.
•The Company paid its 415th consecutive quarterly dividend in the first quarter. The Company also repurchased 0.3 million common shares during the three months ended March 31, 2026.

Overview:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net sales	$1,231.3	$1,140.3	$91.0	8.0%
Net income	105.9	91.4	14.5	15.9%
Net income attributable to noncontrolling interest	7.7	13.1	(5.4)	(41.2%)
Net income attributable to The Timken Company	$98.2	$78.3	$19.9	25.4%
Diluted earnings per share	$1.40	$1.11	$0.29	26.1%
Average number of shares – diluted	70,204,689	70,513,937	—	(0.4%)

Net sales increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase was primarily driven by the favorable impact of foreign currency, favorable pricing, and higher end-market demand in the Industrial Motion segment.
Net income increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to favorable price/mix, higher volume and the favorable impact of foreign currency exchange rates, partially offset by the incremental tariff costs, higher manufacturing costs, and higher tax expense.
Outlook:
The Company expects 2026 full-year revenues to be up approximately 5% compared to 2025, primarily driven by higher demand across both segments, favorable pricing, the benefit of acquisitions, and the favorable impact of foreign currency rate changes. The Company's earnings are expected to be up in 2026 compared with 2025, primarily due to the impact of higher organic sales volume, favorable price/mix, and favorable material, partially offset by incremental tariff costs and higher manufacturing costs.
The Company expects to generate approximately $530 million of cash from operating activities in 2026 compared to $554.3 million in 2025, driven by higher working capital to support increased demand and higher cash taxes, partially offset by higher net income. The Company expects capital expenditures in 2026 to be approximately 3.4% of sales.
Throughout 2025 and the first quarter of 2026, the United States government has announced the imposition of additional import tariffs on all countries. The Company has been taking steps to mitigate the increased costs from incremental tariffs through pricing, surcharges and other actions. Timken also continues to monitor the impact that tariffs could have on global economic demand.
On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act (IEEPA). On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while the CBP determines a refund process. The IEEPA tariffs remain subject to ongoing litigation between the United States government and other parties. In response to the U.S. Supreme Court ruling mentioned above, the United States government announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the United States government’s response, including the timing and extent of any refunds and the impact of the new tariffs, remain uncertain.

THE STATEMENT OF INCOME
Operating Income:

	Three Months Ended March 31,
	2026	2025	$ Change		Change
Net sales	$1,231.3	$1,140.3	$91.0		8.0%
Cost of products sold	837.3	781.6	55.7		7.1%
Selling, general and administrative expenses	201.2	184.8	16.4		8.9%
Amortization of intangible assets	20.6	19.0	1.6		8.4%
Impairment and restructuring charges	3.6	10.9	(7.3)		(67.0%)
Operating income	$168.6	$144.0	$24.6		17.1%
Operating income % to net sales	13.7%	12.6%		110	bps

Net sales increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase was driven by the favorable impact of higher organic revenue of $49 million and foreign currency exchange rate changes of $39 million.
Operating income increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025, due to favorable price/mix, higher volume, and the favorable impact of foreign currency exchange rate changes, partially offset by incremental tariff costs and higher manufacturing costs.
•Cost of products sold increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025, due to unfavorable foreign currency exchange rate changes of $28 million, incremental tariff costs of $20 million, and the impact of higher manufacturing costs of $12 million, partially offset by lower material and logistics costs of $6 million.
•Selling, general and administrative ("SG&A") expenses increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025, primarily due to the unfavorable impact from foreign currency exchange rates, higher employee compensation, and higher discretionary spending.
•Impairment and restructuring charges were lower for the three months ended March 31, 2026 compared with the three months ended March 31, 2025, primarily due to severance and other costs related to the CEO transition during the three months ended March 31, 2025.

Interest Income and Expense:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest expense	$(24.3)	$(26.5)	$2.2	(8.3%)
Interest income	1.7	2.3	(0.6)	(26.1%)
Interest expense, net	$(22.6)	$(24.2)	$1.6	(6.6%)

The decrease in interest expense for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 was primarily due to lower interest rates and lower average debt levels.

Income Tax Expense:

	Three Months Ended March 31,
	2026	2025	$ Change	Change
Provision for income taxes	$37.0	$26.9	$10.1	37.5%
Effective tax rate	25.9%	22.7%		320	bps

Income tax expense increased $10.1 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to higher pre-tax earnings and lower net favorable impact of discrete items in comparison to the year ago period. The favorable discrete items in the prior period primarily related to the reversal of accruals for uncertain tax positions to account for the expiration of statutes of limitation in jurisdictions outside the United States. This was partially offset by the mix of earnings in non-U.S. jurisdictions with relatively higher tax rates and the impact of beneficial provisions effective in 2026 from the OBBBA.
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
The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of the acquisition completed in 2026 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.
The following item highlights the Company's acquisition completed in 2026:
•The Company acquired Bijur Delimon during the first quarter of 2026. Results for Bijur Delimon are reported in the Industrial Motion segment.

Engineered Bearings Segment:

Three Months Ended March 31,
2026	2025	$ Change	Change
Net sales	$806.2	$760.7	$45.5	6.0%
Cost of products sold	(562.2)	(523.3)	(38.9)	7.4%
Selling, general and administrative expenses	(110.7)	(102.5)	(8.2)	8.0%
Other segment items	0.7	0.7	—	—%
Depreciation and amortization	25.0	23.6	1.4	5.9%
Adjusted EBITDA	$159.0	$159.2	$(0.2)	(0.1%)
Adjusted EBITDA margin	19.7%	20.9%	(120)	bps

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net sales	$806.2	$760.7	$45.5	6.0%
Less: Currency	22.9	—	22.9	NM
Net sales, excluding the impact of currency	$783.3	$760.7	$22.6	3.0%

The Engineered Bearings segment's net sales, excluding the effects of foreign currency exchange rate changes, increased $22.6 million or 3.0% in the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase was primarily driven by higher pricing. Adjusted EBITDA for the Engineered Bearings segment decreased slightly for the three months ended March 31, 2026 by $0.2 million or 0.1% compared with the three months ended March 31, 2025, due to the unfavorable impact of tariffs and higher operating costs, offset by favorable price/mix.
•Cost of products sold increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 due to unfavorable foreign currency exchange rate changes of $17 million, incremental tariff costs of $16 million, and higher operating costs of $12 million, partially offset by lower material and logistics costs of $5 million.
•SG&A expenses increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to higher compensation expense and the unfavorable impact of foreign currency exchange rates.

Industrial Motion Segment:

	Three Months Ended March 31,
	2026	2025	$ Change		Change
Net sales	$425.1	$379.6	$45.5		12.0%
Cost of products sold	(273.9)	(256.6)	(17.3)		6.7%
Selling, general and administrative expenses	(72.6)	(68.0)	(4.6)		6.8%
Other segment items	(0.1)	—	(0.1)		NM
Depreciation and amortization	12.8	12.1	0.7		5.8%
Adjusted EBITDA	$91.3	$67.1	$24.2		36.1%
Adjusted EBITDA margin	21.5%	17.7%		380	bps

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net sales	$425.1	$379.6	$45.5	12.0%
Less: Acquisitions	3.1	—	3.1	NM
Currency	15.7	—	15.7	NM
Net sales, excluding the impact of acquisitions and currency	$406.3	$379.6	$26.7	7.0%

The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $26.7 million or 7.0% in the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The increase reflects higher demand across most sectors and higher pricing. Adjusted EBITDA increased $24.2 million or 36.1% for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. Favorable price/mix and higher volume were partially offset by incremental tariff costs.
•Cost of products sold increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 due to the unfavorable foreign currency exchange rate changes of $12 million and incremental tariff costs.
•SG&A expenses increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to the unfavorable impact of foreign currency exchange rates.

Unallocated Corporate

	Three Months Ended March 31,
	2026	2025	$ Change	Change
Unallocated corporate expense	$(19.3)	$(18.2)	$(1.1)	6.0%
Unallocated corporate expense % to net sales	(1.6%)	(1.6%)		—	bps

Unallocated corporate expense increased for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 primarily due to higher discretionary spending.

CASH FLOW

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash provided by operating activities	$39.3	$58.6	$(19.3)
Net cash used in investing activities	(157.0)	(32.5)	(124.5)
Net cash provided by (used in) financing activities	102.1	(30.6)	132.7
Effect of exchange rate changes on cash	(4.3)	7.4	(11.7)
(Decrease) increase in cash and cash equivalents and restricted cash	$(19.9)	$2.9	$(22.8)
Operating Activities:
The decrease in net cash provided by operating activities for the first three months of 2026 compared with the first three months of 2025 was primarily due to the unfavorable impact of working capital items of $61.4 million, partially offset by an increase in net income of $14.5 million, lower pension contributions of $13.0 million and the favorable impact of income taxes on cash of $12.5 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the first three months of 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
Cash (used in) provided by:
Accounts receivable	$(112.8)	$(70.8)	$(42.0)
Unbilled receivables	(18.2)	(18.2)	—
Inventories	(12.5)	15.3	(27.8)
Trade accounts payable	31.1	20.2	10.9
Other accrued expenses	(18.5)	(16.0)	(2.5)
Cash used in working capital items	$(130.9)	$(69.5)	$(61.4)

The following table displays the impact of income taxes on cash during the first three months of 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
Accrued income tax expense	$37.0	$26.9	$10.1
Income tax payments	(20.8)	(23.4)	2.6
Other items	(0.2)	—	(0.2)
Change in income taxes	$16.0	$3.5	$12.5
Investing Activities:
The increase in net cash used in investing activities for the first three months of 2026 compared with the first three months of 2025 was due to an increase in cash used for acquisitions of $124.3 million.

Financing Activities:
The change in net cash provided by (used in) financing activities for the first three months of 2026 compared with the first three months of 2025 was due to the favorable change in net debt borrowings/payments of $134.9 million, partially offset by an increase in the purchase of treasury shares of $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31, 2026	December 31, 2025
Short-term debt, including current portion of long-term debt	$42.9	$38.9
Long-term debt	2,027.2	1,883.1
Total debt	$2,070.1	$1,922.0
Less: Cash and cash equivalents	344.7	364.4
Net debt	$1,725.4	$1,557.6

Ratio of Net Debt to Capital:

	March 31, 2026	December 31, 2025
Net debt	$1,725.4	$1,557.6
Total equity	3,367.9	3,345.7
Net debt plus total equity (capital)	$5,093.3	$4,903.3
Ratio of net debt to capital	33.9%	31.8%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At March 31, 2026, the Company had strong liquidity with $344.7 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $670.3 million available under committed credit lines. Of the $344.7 million of cash and cash equivalents, $320.2 million resided in jurisdictions outside the United States. Repatriation of non-U.S. cash could be subject to taxes, and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of a $750 million Senior Credit Facility and a $400 million 2027 Term Loan that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on SOFR for U.S. dollar borrowings. At March 31, 2026, the Company had $79.7 million of outstanding borrowings under the Senior Credit Facility. The Credit Agreement has two defined financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2026, the Company's consolidated net leverage ratio was 2.15 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2026, the Company's consolidated interest coverage ratio was 8.18 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 4.78% and the average rate on outstanding Euro borrowings was 2.94% as of March 31, 2026. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of March 31, 2026, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2028. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of March 31, 2026, the Company had $100 million of outstanding borrowings under the Accounts Receivable Facility, which reduced the availability to zero.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $250.5 million. At March 31, 2026, the Company had borrowings outstanding of $28.8 million and bank guarantees of $5.8 million, which reduced the aggregate availability under these facilities to $215.9 million.
At March 31, 2026, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate approximately $530 million of cash from operating activities in 2026 compared to $554.3 million in 2025, driven by higher working capital to support increased demand and higher cash taxes, partially offset by higher net income. The Company expects capital expenditures in 2026 to be approximately 3.4% of sales.
Financing Obligations and Other Commitments:
During the first three months of 2026, the Company made cash contributions and payments of $10.4 million to its global defined benefit pension plans and $0.4 million to its other postretirement benefit plans. In 2026, the Company expects to make contributions to its global defined benefit pension plans of approximately $32 million and to make payments of approximately $3 million to its other postretirement benefit plans. Excluding actuarial gains and losses, the Company expects lower pension and other postretirement benefits expense in 2026 compared to 2025 primarily due to higher expected returns on pension plan assets and lower interest expense.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2025, during the three months ended March 31, 2026.

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
For the three months ended March 31, 2026, the Company recorded negative foreign currency translation adjustments of $21.9 million that decreased shareholders' equity, compared with positive foreign currency translation adjustments of $66.5 million that increased shareholders' equity for the three months ended March 31, 2025. The foreign currency translation adjustments for the three months ended March 31, 2026 were impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Euro and the Indian Rupee, partially offset by strengthening against the Chinese Yuan.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended March 31, 2026 totaled $3.3 million of net losses, compared with $1.1 million of net gains during the three months ended March 31, 2025.

CEO Transition:
On March 31, 2025, Timken announced that the Company and Tarak B. Mehta, the former President and CEO, had mutually agreed that Mr. Mehta would depart from the Company, including resigning as a member of the Company’s Board, effective immediately. The Company also announced that the Board had appointed Richard G. Kyle as the interim President and CEO of the Company. During the three months ended March 31, 2025, the Company recorded severance of $9.3 million, plus related taxes, for Mr. Mehta's settlement arrangement and release of claims for his termination without cause. $7.3 million of this amount was paid in 2025 and 2026, with the remaining amount to be paid in 2027.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended March 31,
	2026	2025
Net Sales	$1,231.3	$1,140.3
Net Income Attributable to The Timken Company	98.2	78.3
Net Income Attributable to The Timken Company as a Percentage of Sales	8.0%	6.9%
Adjustments:
Acquisition intangible amortization	20.6	19.0
Impairment, restructuring and reorganization charges (1)	4.9	3.2
Acquisition-related charges (2)	1.8	—
Gain on sale of certain assets (3)	—	(1.2)
CEO transition expenses (4)	—	8.6
Noncontrolling interest of above adjustments	(0.1)	3.8
Provision for income taxes (7)	(8.1)	(13.1)
Adjusted Net Income	$117.3	$98.6
Net income attributable to noncontrolling interest	7.7	13.1
Provision for income taxes (as reported)	37.0	26.9
Interest expense	24.3	26.5
Interest income	(1.7)	(2.3)
Depreciation and amortization expense (5)	58.8	55.0
Less: Acquisition intangible amortization	20.6	19.0
Less: Noncontrolling interest (6)	(0.1)	3.8
Less: Provision for income taxes (7)	(8.1)	(13.1)
Adjusted EBITDA	$231.0	$208.1
Adjusted EBITDA Margin (% of net sales)	18.8%	18.2%
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
(4) On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company would be departing from the Company, effective immediately, and Richard G. Kyle would be serving as interim President and CEO. CEO transition expenses primarily related to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of stock compensation expense for stock awards forfeited.
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

	Three Months Ended March 31,
	2026	2025
Diluted earnings per share (EPS)	$1.40	$1.11
Adjusted EPS	$1.67	$1.40
Diluted Shares	70,204,689	70,513,937

Free Cash Flow:
Free cash flow represents net cash provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$39.3	$58.6
Capital expenditures	(38.8)	(35.2)
Free cash flow	$0.5	$23.4

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended March 31, 2026 and December 31, 2025 was $331.8 million and $317.3 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.1 and 2.0 at March 31, 2026 and December 31, 2025, respectively.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	March 31, 2026	December 31, 2025
Net income	$331.8	$317.3
Provision for income taxes	108.8	98.7
Interest expense	108.1	110.3
Interest income	(9.7)	(10.3)
Depreciation and amortization	233.9	230.1
Consolidated EBITDA	772.9	746.1
Adjustments:
Impairment, restructuring and reorganization charges (1)	$22.4	$20.7
Corporate pension and other postretirement benefit related expense (2)	10.8	10.8
Acquisition-related charges (3)	1.8	—
Gain on sale of certain assets (4)	(1.4)	(2.6)
CEO transition expenses (5)	12.2	20.8
Total adjustments	45.8	49.7
Adjusted EBITDA	$818.7	$795.8
Net Debt	$1,725.4	$1,557.6
Ratio of Net Debt to Adjusted EBITDA	2.1	2.0
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
(4) Represents the net gain resulting from the sale of certain assets.
(5) On August 22, 2025, the Company announced the appointment of Lucian Boldea as President and CEO, effective September 1, 2025, and that Richard G. Kyle would retire from the role of interim President and CEO. On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company would be departing from the Company, effective immediately, and Mr. Kyle would be serving as interim President and CEO. CEO transition expenses for the twelve months ended December 31, 2025, primarily relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of the impact for stock awards forfeited, the acceleration of certain stock compensation awards issued to Mr. Kyle, and other one-time costs associated with the transition in 2025.

FORWARD-LOOKING STATEMENTS
Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
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
•the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, disruptions to the Company's supply chain, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, the ability of the Company to effectively adjust the prices for its products in response to changing dynamics, the effects of distributor inventory corrections reflecting de-stocking of the supply chain, changes in customer preferences due to emergent technologies, evolving regulatory landscapes or other factors, and whether conditions of fair trade continue in the Company's markets;
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
•the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk; and
•those items identified under Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 or this Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended March 31, 2026, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On March 18, 2026, the Company acquired Bijur Delimon. The results of the Bijur Delimon acquisition are included in the Company's consolidated financial statements for the three months ended March 31, 2026. The total and net assets of this acquisition represented 2% of the Company's total assets and 3% of the Company's net assets as of March 31, 2026. The net sales of Bijur Delimon represented less than 1% of the Company's consolidated net sales for the three months ended March 31, 2026.
The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include the Bijur Delimon acquisition noted above. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about legal proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. We believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of open proceedings as of March 31, 2026 will not have a material adverse effect on the Company’s consolidated financial position or annual results of operations.
Item 1A. Risk Factors
The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Common Shares
The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2026.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/2026 - 1/31/2026	1,018	$90.70	—	1,359,690
2/1/2026 - 2/28/2026	82,526	107.87	—	—
3/1/2026 - 3/31/2026	283,570	99.40	282,000	9,718,000
Total	367,114	$101.28	282,000	—
(1)Of the shares purchased in January, February, and March, 1,018, 82,526, and 1,570, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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
(3)On February 13, 2026, the Company announced that its Board of Directors approved a new share repurchase plan, effective March 1, 2026, pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This share purchase plan expires on February 28, 2031. Under this plan, the Company may purchase shares from time to time in open market purchases or privately negotiated transactions, and it may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 5. Other Information
During the fiscal quarter ended March 31, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Item 6. Exhibits

10.1	Form of Deferred Shares Agreement, as adopted February 12, 2026 and granted pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated.

10.2	Amended Appendix for special terms and conditions for equity awards granted to Timken participants in France pursuant to The Timken Company 2019 Equity and Incentive Compensation Plan as amended and restated.

31.1	Certification of Lucian Boldea, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael A. Discenza, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Lucian Boldea, President and Chief Executive Officer (principal executive officer) and Michael A. Discenza, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2026 filed on May 6, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: May 6, 2026	By: /s/ Lucian Boldea
Lucian Boldea President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By: /s/ Michael A. Discenza
Michael A. Discenza Executive Vice President and Chief Financial Officer (Principal Financial Officer)