Form 10-Q
period 2026-06-30
TIMKEN CO
filed 2026-08-04
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Shares, without par value	69,296,839 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions, except per share data)
Net sales	$1,260.9	$1,173.4	$2,492.2	$2,313.7
Cost of products sold	861.6	813.1	1,698.9	1,594.7
Selling, general and administrative expenses	205.9	189.7	407.1	374.5
Amortization of intangible assets	20.7	19.9	41.3	38.9
Impairment and restructuring charges	87.9	2.9	91.5	13.8
Operating Income	84.8	147.8	253.4	291.8
Interest expense	(26.2)	(29.8)	(50.5)	(56.3)
Interest income	2.5	3.0	4.2	5.3
Non-service pension and other postretirement expense	(0.7)	(1.2)	(1.4)	(2.4)
Other expense, net	(2.5)	(3.4)	(4.9)	(3.7)
Income Before Income Taxes	57.9	116.4	200.8	234.7
Provision for income taxes	20.7	30.7	57.7	57.6
Net Income	37.2	85.7	143.1	177.1
Less: Net income attributable to noncontrolling interest	8.3	7.2	16.0	20.3
Net Income Attributable to The Timken Company	$28.9	$78.5	$127.1	$156.8

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.42	$1.13	$1.83	$2.24

Diluted earnings per share	$0.41	$1.12	$1.81	$2.23
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)
Net Income	$37.2	$85.7	$143.1	$177.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4.2)	143.6	(34.7)	210.7
Pension and postretirement liability adjustments	(1.5)	(1.7)	(3.0)	(3.3)
Change in fair value of derivative financial instruments	0.6	(3.6)	0.9	(5.7)
Other comprehensive (loss) income, net of tax	(5.1)	138.3	(36.8)	201.7
Comprehensive income, net of tax	32.1	224.0	106.3	378.8
Less: comprehensive income attributable to noncontrolling interest	8.4	6.8	7.5	20.5
Comprehensive income attributable to The Timken Company	$23.7	$217.2	$98.8	$358.3
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
(Dollars in millions)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$399.1	$364.4
Restricted cash	1.4	1.0
Accounts receivable, less allowances (2026 - $13.7 million; 2025 - $12.3 million)	822.9	689.4
Unbilled receivables	174.0	137.6
Inventories, net	1,249.1	1,243.3
Deferred charges and prepaid expenses	52.7	45.7
Other current assets	143.3	119.4
Total Current Assets	2,842.5	2,600.8
Property, Plant and Equipment, net	1,289.9	1,357.6
Other Assets
Goodwill	1,517.1	1,486.4
Other intangible assets, net	955.9	1,002.3
Operating lease assets	152.4	152.9
Deferred income taxes	44.9	53.2
Other non-current assets	22.9	23.6
Total Other Assets	2,693.2	2,718.4
Total Assets	$6,825.6	$6,676.8
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$371.1	$353.2
Short-term debt, including current portion of long-term debt	40.2	38.9
Salaries, wages and benefits	153.3	157.5
Income taxes payable	17.3	31.4
Other current liabilities	336.4	341.1
Total Current Liabilities	918.3	922.1
Non-Current Liabilities
Long-term debt	2,036.0	1,883.1
Accrued pension benefits	136.6	148.9
Accrued postretirement benefits	29.2	29.3
Long-term operating lease liabilities	94.3	100.8
Deferred income taxes	151.1	146.7
Other non-current liabilities	97.0	100.2
Total Non-Current Liabilities	2,544.2	2,409.0
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2026 – 80,005,960 shares; 2025 – 79,611,543 shares)
Stated capital	40.7	40.7
Other paid-in capital	1,319.3	1,299.5
Retained earnings	2,755.7	2,678.9
Accumulated other comprehensive loss	(124.8)	(96.5)
Treasury shares at cost (2026 – 10,609,149 shares; 2025 – 10,076,175 shares)	(796.4)	(738.0)
Total Shareholders’ Equity	3,194.5	3,184.6
Noncontrolling Interest	168.6	161.1
Total Equity	3,363.1	3,345.7
Total Liabilities and Equity	$6,825.6	$6,676.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income	$143.1	$177.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118.6	112.3
Impairment charges	79.0	—
Loss (gain) on sale of assets	0.4	(0.9)
Deferred income tax expense (benefit)	2.8	(0.7)
Stock-based compensation expense	14.5	14.4
Pension and other postretirement expense	2.6	3.7
Pension and other postretirement benefit contributions and payments	(18.1)	(28.4)
Changes in operating assets and liabilities:
Accounts receivable	(124.6)	(91.8)
Unbilled receivables	(36.6)	(12.3)
Inventories	(17.9)	20.5
Accounts payable, trade	23.1	23.0
Other accrued expenses	(24.1)	(27.4)
Income taxes	(11.8)	(21.3)
Other, net	(4.6)	1.7
Net Cash Provided by Operating Activities	146.4	169.9
Investing Activities
Capital expenditures	(65.4)	(68.3)
Acquisitions, net of cash acquired of $6.8 million	(124.4)	—
Proceeds from disposal of property, plant and equipment	0.3	2.0
Investments in short-term marketable securities, net	9.0	4.7
Net Cash Used in Investing Activities	(180.5)	(61.6)
Financing Activities
Cash dividends paid to shareholders	(50.3)	(49.5)
Purchase of treasury shares	(48.0)	(45.7)
Proceeds from exercise of stock options	5.3	0.5
Payments related to tax withholding for stock-based compensation	(10.4)	(9.8)
Borrowings on accounts receivable facility	135.0	239.0
Payments on accounts receivable facility	(55.0)	(239.0)
Proceeds from long-term debt	468.5	46.0
Payments on long-term debt	(372.4)	(53.3)
Short-term debt activity, net	2.0	26.9
Net Cash Provided by (Used in) Financing Activities	74.7	(84.9)
Effect of exchange rate changes on cash	(5.5)	23.8
Increase in Cash, Cash Equivalents and Restricted Cash	35.1	47.2
Cash, cash equivalents and restricted cash at beginning of year	365.4	373.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$400.5	$420.8
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

Note 3 - Acquisitions and Divestitures
Acquisitions:
On March 18, 2026, the Company acquired certain assets and assumed certain liabilities in the United States ("U.S.") and acquired 100% of the equity of the international affiliates of Bijur Delimon International ("Bijur Delimon"), a leading global designer and manufacturer of automated lubrication systems. Founded in 1872, Bijur Delimon operates manufacturing locations in the U.S., Europe and Asia Pacific. The acquisition of Bijur Delimon expands the Company's position in automated lubrication systems. The total purchase price for this acquisition was $124.4 million, net of cash acquired of $6.8 million, subject to customary post-closing adjustments. Results for Bijur Delimon are reported in the Industrial Motion segment. The Company incurred acquisition-related costs of $1.2 million to complete this acquisition. Acquisition costs are recorded in selling, general and administrative ("SG&A") expenses on the Consolidated Statements of Income.
The following table presents the preliminary purchase price allocation for the Bijur Delimon acquisition as of June 30, 2026:

Initial Purchase Price Allocation
Assets:
Accounts receivable	$13.7
Inventories	21.3
Other current assets	4.5
Property, plant and equipment	14.8
Goodwill	52.0
Other intangible assets	42.1
Other non-current assets	6.8
Total assets acquired	$155.2
Liabilities:
Accounts payable, trade	$4.5
Salaries, wages and benefits	6.6
Other current liabilities	10.7
Deferred income taxes	8.5
Other non-current liabilities	0.5
Total liabilities assumed	$30.8
Net assets acquired	$124.4
The following table summarizes the preliminary purchase price allocation at fair value for identifiable intangible assets acquired in 2026:

	2026
		Weighted- Average Life
Trade names	$7.0	16 years
Technology and know-how	13.0	14 years
Customer relationships	22.0	14 years
Capitalized software	0.1	2 years
Total intangible assets	$42.1

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
The amounts in the table above represent the preliminary purchase price allocation for Bijur Delimon. This purchase price allocation, including the residual amount allocated to goodwill, is subject to change as additional information concerning final asset and liability valuations are obtained and management completes its reassessment of the measurement period procedures based on the results of the preliminary valuation. The purchase price allocation for Bijur Delimon is preliminary as a result of the proximity of the acquisition date to June 30, 2026, and as a result no elements of the purchase price allocation have been finalized. During the applicable measurement period, the Company will adjust assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values for those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date.

Divestitures:
On April 29, 2026, the Company entered into a definitive agreement to sell certain assets of its belts business to Gates Industrial Corporation plc ("Gates"). During the second quarter of 2026, certain assets of the belts business met the held for sale criteria, and the Company reclassified its assets accordingly. Assets held for sale of $24.0 million are included in other current assets on the Consolidated Balance Sheet. As a result of the carrying value of the business exceeding the estimated sales price less costs to sell, the Company recorded an impairment charge of $64.4 million for the three months ended June 30, 2026. The impairment charge is included in the impairment and restructuring charges line on the Consolidated Statements of Income. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2026. Operating results of the belts business are included in the Industrial Motion segment.

The following table provides the major captions of assets held for sale at June 30, 2026:

Assets:
Inventories, net	$25.2
Property, plant and equipment, net	34.0
Intangible assets, net	29.2
Total assets	88.4
Less: impairment charge	(64.4)
Assets held for sale	$24.0

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
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:
For the three months ended June 30, 2026:

	Engineered Bearings	Industrial Motion	Total
Net sales	$807.0	$453.9	$1,260.9
Cost of products sold (1)	(561.8)	(284.7)
Selling, general and administrative expenses (2)	(109.7)	(76.5)
Other segment items (3)	1.1	(0.1)
Depreciation and amortization (4)	24.7	13.0
Adjusted EBITDA for reportable segments	$161.3	$105.6	$266.9

Unallocated corporate expense			(19.7)
Impairment, restructuring and reorganization charges			(8.1)
Acquisition-related charges			(3.4)
Belts impairment, restructuring and reorganization charges			(94.4)
Depreciation and amortization			(59.7)
Interest expense			(26.2)
Interest income			2.5
Income before income taxes			$57.9

For the six months ended June 30, 2026:

	Engineered Bearings	Industrial Motion	Total
Net sales	$1,613.2	$879.0	$2,492.2
Cost of products sold (1)	(1,124.0)	(558.6)
Selling, general and administrative expenses (2)	(220.4)	(149.1)
Other segment items (3)	1.8	(0.2)
Depreciation and amortization (4)	49.7	25.8
Adjusted EBITDA for reportable segments	$320.3	$196.9	$517.2

Unallocated corporate expense			(39.0)
Impairment, restructuring and reorganization charges			(12.9)
Acquisition-related charges			(5.2)
Belts impairment, restructuring and reorganization charges			(94.4)
Depreciation and amortization			(118.6)
Interest expense			(50.5)
Interest income			4.2
Income before income taxes			$200.8

Note 4 - Segment Information (continued)
For the three months ended June 30, 2025:

	Engineered Bearings	Industrial Motion	Total
Net sales	$777.4	$396.0	$1,173.4
Cost of products sold (1)	(546.0)	(265.1)
Selling, general and administrative expenses (2)	(103.2)	(70.8)
Other segment items (3)	0.8	—
Depreciation and amortization (4)	24.4	12.5
Adjusted EBITDA for reportable segments	$153.4	$72.6	$226.0

Unallocated corporate expense			(17.8)
Impairment, restructuring and reorganization charges			(4.7)
Gain on the sale of certain assets			0.1
CEO transition expenses			(3.2)
Depreciation and amortization			(57.2)
Interest expense			(29.8)
Interest income			3.0
Income before income taxes			$116.4
For the six months ended June 30, 2025:

	Engineered Bearings	Industrial Motion	Total
Net sales	$1,538.1	$775.6	$2,313.7
Cost of products sold (1)	(1,069.3)	(521.7)
Selling, general and administrative expenses (2)	(205.7)	(138.8)
Other segment items (3)	1.5	—
Depreciation and amortization (4)	48.0	24.6
Adjusted EBITDA for reportable segments	$312.6	$139.7	$452.3

Unallocated corporate expense			(36.0)
Impairment, restructuring and reorganization charges			(7.8)
Gain on the sale of certain assets			1.3
CEO transition expenses			(11.8)
Depreciation and amortization			(112.3)
Interest expense			(56.3)
Interest income			5.3
Income before income taxes			$234.7
(1) Cost of products sold excludes acquisition-related and reorganization charges.
(2) Selling, general, and administrative expenses exclude acquisition-related charges and CEO transition expenses.
(3) Other segment items are Other (expense) income, net and exclude the gain on the sale of certain assets.
(4) Depreciation and amortization excludes acquisition intangible amortization and depreciation recognized in reorganization charges, if any.

Note 4 - Segment Information (continued)
The following tables provide additional segment financial information:

	June 30, 2026	December 31, 2025
Assets by Segment:
Engineered Bearings	$3,440.8	$3,293.5
Industrial Motion	2,927.3	2,962.8
Corporate (5)	457.5	420.5
	$6,825.6	$6,676.8
(5) Corporate assets include cash and cash equivalents and corporate buildings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures:
Engineered Bearings	$18.3	$21.3	$48.5	$46.2
Industrial Motion	7.9	11.8	16.0	22.0
Corporate	0.4	—	0.9	0.1
	$26.6	$33.1	$65.4	$68.3
Depreciation and amortization:
Engineered Bearings	$28.7	$27.5	$56.7	$54.1
Industrial Motion	30.6	29.5	61.1	57.8
Corporate	0.4	0.2	0.8	0.4
	$59.7	$57.2	$118.6	$112.3

Note 5 - Revenue
The following table presents details deemed relevant to the users of the financial statements about total revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$327.8	$229.2	$557.0	$319.7	$211.8	$531.5
Americas excluding the United States	99.5	26.6	126.1	98.3	22.0	120.3
Europe / Middle East / Africa	158.2	159.9	318.1	148.6	136.3	284.9
Asia-Pacific	221.5	38.2	259.7	210.8	25.9	236.7
Net sales	$807.0	$453.9	$1,260.9	$777.4	$396.0	$1,173.4

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	Engineered Bearings	Industrial Motion	Total	Engineered Bearings	Industrial Motion	Total
United States	$655.4	$456.3	$1,111.7	$631.2	$414.1	$1,045.3
Americas excluding the United States	193.0	51.4	244.4	186.5	43.2	229.7
Europe / Middle East / Africa	321.2	306.3	627.5	288.2	266.0	554.2
Asia-Pacific	443.6	65.0	508.6	432.2	52.3	484.5
Net sales	$1,613.2	$879.0	$2,492.2	$1,538.1	$775.6	$2,313.7

When reviewing revenue by sales channel, the Company separates net sales to original equipment manufacturers ("OEMs") from sales to distributors and end users. The following table presents the approximate percentage of revenue by sales channel for the six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
Revenue by sales channel	June 30, 2026	June 30, 2025
Original equipment manufacturers	60%	60%
Distribution/direct to end users	40%	40%
In addition to disaggregating revenue by segment, geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services and type of customer is also relevant. During the six months ended June 30, 2026 and 2025, approximately 9% of total net sales were recognized over-time because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. Finally, business with the U.S. government or its contractors represented approximately 7% of total net sales during the six months ended June 30, 2026 and 2025.

Note 5 - Revenue (continued)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $118 million at June 30, 2026.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the six months ended June 30, 2026 and the twelve months ended December 31, 2025:

	June 30, 2026	December 31, 2025
Beginning balance, January 1	$137.6	$140.8
Additional unbilled revenue recognized	194.9	366.9
Less: amounts billed to customers	(158.5)	(370.1)
Ending balance	$174.0	$137.6
There were no impairment losses recorded on unbilled receivables for the six months ended June 30, 2026 and the twelve months ended December 31, 2025.

Deferred Revenue:
The following table contains a rollforward of deferred revenue for the six months ended June 30, 2026 and the twelve months ended December 31, 2025:

	June 30, 2026	December 31, 2025
Beginning balance, January 1	$55.7	$41.4
Revenue received or billed in advance of recognition	78.5	180.9
Less: revenue recognized	(84.8)	(166.6)
Acquisitions	2.9	—
Ending balance	$52.3	$55.7

Note 6 - Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$20.7	$30.7	$57.7	$57.6
Effective tax rate	35.8%	26.4%	28.7%	24.5%
Income tax expense for the three and six months ended June 30, 2026 was calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% due to the actual and projected mix of earnings in non-U.S. jurisdictions with relatively higher tax rates, U.S. state and local income taxes, and other permanent differences (net).
The effective tax rate of 35.8% for the three months ended June 30, 2026 was higher than the effective tax rate for the three months ended June 30, 2025 primarily due to limitations in the U.S. foreign-derived intangible income deduction and foreign tax credits as a result of the agreement to sell certain assets of the belts business. The increase was also due to favorable discrete items recognized in the prior-year period related to the reversal of accruals for uncertain tax positions to account for the expiration of the statute of limitations in jurisdictions outside the U.S. These increases were partially offset by the impact of beneficial provisions effective in 2026 from the One Big Beautiful Bill Act (“OBBBA”) and a lower mix of earnings in non-U.S. jurisdictions with relatively higher tax rates.
The effective tax rate of 28.7% for the six months ended June 30, 2026 was higher than the effective tax rate for the six months ended June 30, 2025 primarily due to favorable discrete items recognized in the prior-year period related to the reversal of accruals for uncertain tax positions to account for the expiration of the statute of limitations in jurisdictions outside the U.S.

Note 7 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to The Timken Company	$28.9	$78.5	$127.1	$156.8
Denominator:
Weighted average number of shares outstanding - basic	69,468,880	69,751,965	69,531,059	69,877,737
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	621,551	323,119	621,708	406,110
Weighted average number of shares outstanding assuming dilution of stock options and awards	70,090,431	70,075,084	70,152,767	70,283,847
Basic earnings per share	$0.42	$1.13	$1.83	$2.24
Diluted earnings per share	$0.41	$1.12	$1.81	$2.23
The dilutive effect of performance-based restricted stock units is taken into account once they have met minimum performance thresholds. The dilutive effect of stock options includes all outstanding stock options except stock options that are considered antidilutive. Stock options are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. There were no antidilutive stock options outstanding during the three and six months ended June 30, 2026 and 2025. There were no antidilutive stock awards, including performance-based restricted stock units and restricted stock units, outstanding during the three months ended June 30, 2026, and there were 1,191 antidilutive stock awards outstanding during the six months ended June 30, 2026. In addition, there were 91,425 and 70,595 antidilutive stock awards, including performance-based restricted stock units and restricted stock units, outstanding during the three and six months ended June 30, 2025, respectively.
Note 8 - Inventories
The components of inventories at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Manufacturing supplies	$47.4	$44.0
Raw materials	159.3	147.1
Work in process	515.8	509.6
Finished products	617.8	634.5
Subtotal	1,340.3	1,335.2
Allowance for obsolete and surplus inventory	(91.2)	(91.9)
Total inventories, net	$1,249.1	$1,243.3
Inventories are valued at net realizable value, with approximately 57% valued on the first-in, first-out ("FIFO") method and the remaining 43% valued on the last-in, first-out ("LIFO") method. The majority of the Company's U.S. inventories are valued on the LIFO method. The Company's non-U.S. inventories are valued on the FIFO method.
The LIFO reserve as of June 30, 2026 and December 31, 2025 was $329.1 million and $312.0 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on current inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

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
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

	Engineered Bearings	Industrial Motion	Total
Beginning balance, January 1	$703.9	$782.5	$1,486.4
Acquisitions	—	52.0	52.0
Foreign currency translation adjustments and other changes	(4.0)	(17.3)	(21.3)
Ending balance	$699.9	$817.2	$1,517.1
The acquisition of Bijur Delimon added goodwill of $52.0 million in 2026. Goodwill arising from this acquisition is attributed to the expected synergies, including future cost savings, and other benefits expected to be generated by combining the companies. The Company is still evaluating the tax deductibility of goodwill from the Bijur Delimon acquisition, but it expects goodwill to be deductible for tax purposes in the U.S.
The following table displays intangible assets as of June 30, 2026 and December 31, 2025:

	Balance at June 30, 2026			Balance at December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$828.2	$(319.1)	$509.1	$863.0	$(321.9)	$541.1
Technology and know-how	383.2	(154.2)	229.0	392.3	(152.6)	239.7
Trade names	157.6	(25.9)	131.7	116.6	(23.6)	93.0
Capitalized software	309.6	(285.7)	23.9	312.0	(284.9)	27.1
Other	2.4	(1.9)	0.5	2.5	(1.7)	0.8
	$1,681.0	$(786.8)	$894.2	$1,686.4	$(784.7)	$901.7
Intangible assets not subject to amortization:
Trade names	$53.0		$53.0	$91.9		$91.9
FAA air agency certificates	8.7		8.7	8.7		8.7
	$61.7		$61.7	$100.6		$100.6
Total intangible assets	$1,742.7	$(786.8)	$955.9	$1,787.0	$(784.7)	$1,002.3
Amortization expense for intangible assets was $45.5 million and $42.9 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets is projected to be approximately $88 million in 2026; $85 million in 2027; $82 million in 2028; $79 million in 2029; and $77 million in 2030.

Note 10 - Other Current Liabilities
The following table displays other current liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Sales rebates	$58.7	$60.8
Deferred revenue	52.3	55.7
Operating lease liabilities	33.1	33.1
Taxes other than income and payroll taxes	32.4	21.4
Freight and duties	22.3	25.4
Unprocessed invoices	20.3	18.4
Professional fees	15.9	16.0
Restructuring	15.3	11.1
Product warranty	13.6	17.9
Interest	13.3	27.5
Current derivative liability	2.7	1.8
Other	56.5	52.0
Total other current liabilities	$336.4	$341.1

Note 11 - Financing Arrangements
Short-term debt at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Borrowings under lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.85% to 5.62% at June 30, 2026 and 2.59% to 2.68% at December 31, 2025	$26.3	$24.5
Short-term debt	$26.3	$24.5
Lines of credit for certain of the Company's foreign subsidiaries provide for short-term borrowings. Most of these lines of credit are uncommitted. At June 30, 2026, the Company’s foreign subsidiaries had borrowings outstanding of $26.3 million and bank guarantees of $7.2 million.
Long-term debt at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Variable-rate Senior Credit Facility, with an average interest rate of 4.79% for U.S. dollars and 3.03% for Euros at June 30, 2026, and 2.91% for Euros at December 31, 2025	$118.4	$21.2
Variable-rate Accounts Receivable Facility with an interest rate of 4.66% at June 30, 2026	80.0	—
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	171.3	176.2
Variable-rate Term Loan(1), maturing on December 5, 2027, with an interest rate of 4.87% at June 30, 2026 and 4.94% at December 31, 2025	84.9	84.8
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	154.9	154.9
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	398.8	398.5
Fixed-rate Senior Unsecured Notes(1), maturing on April 1, 2032, with an interest rate of 4.13%	346.9	346.4
Fixed-rate Euro Senior Unsecured Notes(1), maturing on May 23, 2034, with an interest rate of 4.13%	677.1	695.5
Fixed-rate Euro Bank Loan, maturing on June 30, 2033, with an interest rate of 2.15%	9.7	10.6
Other	7.9	9.4
Total debt	$2,049.9	$1,897.5
Less: current maturities	13.9	14.4
Long-term debt	$2,036.0	$1,883.1
(1) Net of discounts and fees

Note 11 - Financing Arrangements (continued)
On December 5, 2025, the Company renewed the Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility"). The $100 million Accounts Receivable Facility matures on November 30, 2028. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, availability under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at June 30, 2026. As of June 30, 2026, there were $80 million in outstanding borrowings under the Accounts Receivable Facility, which reduced the availability to $20 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
On December 5, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement ("Credit Agreement"), which is comprised of a $750 million unsecured revolving credit facility ("Senior Credit Facility") and a $400 million unsecured term loan facility ("2027 Term Loan") that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on Secured Overnight Financing Rate ("SOFR") for U.S. dollar borrowings and Euro Interbank Offered Rate (“EURIBOR”) for Euro borrowings. At June 30, 2026, the Senior Credit Facility had $118.4 million in outstanding borrowings, which reduced the availability to $631.6 million. Payments in 2025 and 2024 have reduced the 2027 Term Loan to $85 million at June 30, 2026. The Credit Agreement has two financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio.
At June 30, 2026, the Company was in full compliance with all applicable covenants on its outstanding debt.
In the ordinary course of business, the Company utilizes standby letters of credit issued by financial institutions to guarantee certain obligations, most of which relate to certain insurance contracts and indirect taxes. At June 30, 2026, outstanding letters of credit totaled $69.4 million, most with expiration dates within 12 months.
The maturities of long-term debt (including $6.3 million of finance leases) subsequent to June 30, 2026 are as follows:

Year
2026	$12.1
2027	403.4
2028	602.9
2029	2.6
2030	2.2
2031	1.8
Thereafter	1,038.1
The table above excludes $12.7 million of unamortized discounts and fees that are netted against long-term debt and $0.5 million of imputed interest netted against finance leases at June 30, 2026.

On July 2, 2026, the Company entered into a Sixth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which provides for a $1.2 billion unsecured revolving credit facility ("New Senior Credit Facility") that will mature on July 2, 2031, with two potential one-year extension options subject to customary terms and conditions. Upon entering into the Amended Credit Agreement, the Company paid the remaining balance of the 2027 Term Loan utilizing borrowings under the New Senior Credit Facility.

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
The following table is a rollforward of the outstanding obligations for the Company’s supplier finance program for the six months ended June 30, 2026 and twelve months ended December 31, 2025:

	June 30, 2026	December 31, 2025
Confirmed obligations outstanding, January 1	$21.1	$16.7
Invoices confirmed	56.8	99.6
Confirmed invoices paid	(54.3)	(95.2)
Confirmed obligations outstanding, ending balance	$23.6	$21.1
The obligations outstanding at June 30, 2026 and December 31, 2025 were included in accounts payable, trade on the Consolidated Balance Sheets.

Note 13 - Contingencies
The Company is responsible for environmental remediation at various manufacturing facilities presently or formerly operated by the Company. In addition, as described further below, the Company, through one of its subsidiaries, has been identified as a potentially responsible party for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, or similar state laws with respect to one location. Claims for investigation and remediation have been asserted against numerous other unrelated entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.
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
In addition, governmental authorities in the U.S. and the European Union, among others, are increasingly focused on regulating per- and polyfluoroalkyl substances (“PFAS”). PFAS regulations are applicable to portions of the Company's products, and conditions may develop, arise or be discovered that create potentially significant environmental compliance or remediation liabilities at certain of its facilities. On November 4, 2022, the Company acquired GGB LLC ("GGB"), a global supplier of highly engineered and customized plain bearings and a leader in metal polymer bearings, from EnPro Holdings, Inc. ("EnPro"). Certain products of GGB contain polytetrafluoroethylene (“PTFE”), a type of PFAS. Under the Industrial Site Recovery Act (“ISRA”), certain businesses operating in New Jersey who undergo a change in ownership must assess potential areas of environmental concern and may then be required to conduct further investigation and/or remediation. EnPro has primary responsibility for complying with ISRA in connection with the 2022 sale of GGB and is in the process of conducting an environmental investigation at certain GGB facilities located in New Jersey.

Note 13 - Contingencies (continued)
The Company had total environmental accruals of $4.6 million for various known environmental matters that are probable and reasonably estimable at June 30, 2026 and December 31, 2025, which includes the Lovejoy matter described above. These accruals were recorded based upon the best estimate of costs to be incurred considering the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The ultimate resolution of these matters could result in actual costs that exceed amounts accrued.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The balances at the end of each respective period represent the best estimates of costs for existing and future claims for products that are still under warranty. The balances as of June 30, 2026 and December 31, 2025 primarily related to accruals for products sold into the automotive and wind energy sectors. Accrual estimates are based on actual claims and expected trends that continue to mature. In addition, the Company continues to evaluate other claims raised by certain customers with respect to the performance of bearings sold into the wind energy and automotive sectors. Management believes that the outcome of these claims will not have a material effect on the Company's consolidated financial position or liquidity; however, the effect of a change in our assessment may be material to the results of operations of any particular period in which such change occurs.
The following is a rollforward of the consolidated product warranty accrual for the six months ended June 30, 2026 and twelve months ended December 31, 2025:

	June 30, 2026	December 31, 2025
Beginning balance, January 1	$17.9	$18.0
Acquisitions	0.3	—
Expense	3.6	5.4
Payments	(8.2)	(5.5)
Ending balance	$13.6	$17.9
The product warranty accrual at June 30, 2026 and December 31, 2025 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Equity
The following tables present the changes in the components of equity for the three and six months ended June 30, 2026 and 2025, respectively:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at March 31, 2026	$3,367.9	$40.7	$1,310.0	$2,751.8	$(119.6)	$(775.2)	$160.2
Net income	37.2			28.9			8.3
Foreign currency translation adjustment	(4.2)				(4.3)		0.1
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.5)				(1.5)
Change in fair value of derivative financial instruments, net of reclassifications	0.6				0.6
Dividends - $0.36 per share	(25.0)			(25.0)
Stock-based compensation expense	6.9		6.9
Stock purchased at fair market value	(20.0)					(20.0)
Stock option exercise activity	2.4		2.4
Payments related to tax withholding for stock-based compensation	(1.2)					(1.2)
Balance at June 30, 2026	$3,363.1	$40.7	$1,319.3	$2,755.7	$(124.8)	$(796.4)	$168.6

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2025	$3,345.7	$40.7	$1,299.5	$2,678.9	$(96.5)	$(738.0)	$161.1
Net income	143.1			127.1			16.0
Foreign currency translation adjustment	(34.7)				(26.2)		(8.5)
Pension and other postretirement liability adjustments (net of income tax benefit of $1.0 million)	(3.0)				(3.0)
Change in fair value of derivative financial instruments, net of reclassifications	0.9				0.9
Dividends - $0.71 per share	(50.3)			(50.3)
Stock-based compensation expense	14.5		14.5
Stock purchased at fair market value	(48.0)					(48.0)
Stock option exercise activity	5.3		5.3
Payments related to tax withholding for stock-based compensation	(10.4)					(10.4)
Balance at June 30, 2026	$3,363.1	$40.7	$1,319.3	$2,755.7	$(124.8)	$(796.4)	$168.6

Note 14 - Equity (continued)

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at March 31, 2025	$3,089.0	$40.7	$1,277.1	$2,542.0	$(238.9)	$(703.2)	$171.3
Net income	85.7			78.5			7.2
Foreign currency translation adjustment	143.6				144.0		(0.4)
Pension and other postretirement liability adjustments (net of income tax benefit of $0.5 million)	(1.7)				(1.7)
Change in fair value of derivative financial instruments, net of reclassifications	(3.6)				(3.6)
Dividends - $0.35 per share	(24.4)			(24.4)
Stock-based compensation expense	6.9		6.9
Stock purchased at fair market value	(22.6)					(22.6)
Stock option exercise activity	0.2		0.2
Payments related to tax withholding for stock-based compensation	(0.3)					(0.3)
Balance at June 30, 2025	$3,272.8	$40.7	$1,284.2	$2,596.1	$(100.2)	$(726.1)	$178.1

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non controlling Interest
Balance at December 31, 2024	$2,984.1	$40.7	$1,269.3	$2,488.8	$(301.7)	$(670.6)	$157.6
Net income	177.1			156.8			20.3
Foreign currency translation adjustment	210.7				210.5		0.2
Pension and other postretirement liability adjustments (net of income tax benefit of $1.0 million)	(3.3)				(3.3)
Change in fair value of derivative financial instruments, net of reclassifications	(5.7)				(5.7)
Dividends - $0.69 per share	(49.5)			(49.5)
Stock-based compensation expense	14.4		14.4
Stock purchased at fair market value	(45.7)					(45.7)
Stock option exercise activity	0.5		0.5
Payments related to tax withholding for stock-based compensation	(9.8)					(9.8)
Balance at June 30, 2025	$3,272.8	$40.7	$1,284.2	$2,596.1	$(100.2)	$(726.1)	$178.1

Note 15 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended June 30, 2026:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Impairment charges	$—	$79.0	$—	$79.0
Severance and related benefit costs	5.4	3.0	—	8.4
Exit costs	0.4	0.1	—	0.5
Total	$5.8	$82.1	$—	$87.9
For the six months ended June 30, 2026:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Impairment charges	$—	$79.0	$—	$79.0
Severance and related benefit costs	7.9	3.5	0.5	11.9
Exit costs	0.3	0.3	—	0.6
Total	$8.2	$82.8	$0.5	$91.5
For the three months ended June 30, 2025:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$0.9	$1.8	$—	$2.7
Exit costs	—	0.2	—	0.2
Total	$0.9	$2.0	$—	$2.9
For the six months ended June 30, 2025:

	Engineered Bearings	Industrial Motion	Unallocated Corporate	Total
Severance and related benefit costs	$1.5	$2.5	$9.4	$13.4
Exit costs	—	0.4	—	0.4
Total	$1.5	$2.9	$9.4	$13.8
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

Note 15 - Impairment and Restructuring Charges (continued)
Engineered Bearings:
On April 16, 2026, Andreas Roellgen ceased serving as Executive Vice President and President of Engineered Bearings of the Company effective as of the close of business that day. As an employee who is domiciled in Europe, Mr. Roellgen is subject to local legal requirements and process. During the three months ended June 30, 2026, the Company recorded severance and related benefits of $4.4 million in connection with this action. The Company has incurred cumulative pretax costs related to this action of $5.6 million as of June 30, 2026, including the acceleration of stock compensation expense recorded in SG&A expense.
On May 14, 2025, the Company announced the closure of its bearing manufacturing plant in Heilbronn, Germany. The closure of this facility is expected to be completed by the end of 2026 and affect approximately 50 employees. The Company expects to incur approximately $12 million to $15 million of pretax costs in total related to this closure. During the three months and six months ended June 30, 2026, the Company recorded severance and related benefits of $0.6 million and $3.1 million, respectively, related to this closure. The Company has incurred cumulative pretax costs related to this closure of $11.7 million as of June 30, 2026, including rationalization costs recorded in cost of products sold.

Industrial Motion:
On April 29, 2026, the Company entered into a definitive agreement to sell certain assets of its belts business to Gates. During the three months ended June 30, 2026, the Company classified certain assets of the belts business as assets held for sale and recorded impairment charges of $64.4 million. The Company anticipates the sale of the belts business to be completed during the third quarter of 2026. In addition, on April 30, 2026, the Company announced the closure of its belts manufacturing facility in Springfield, Missouri. The facility in Springfield is not part of the sale of the belts business. During the three months ended June 30, 2026, the Company recorded impairment charges of $14.6 million and severance and related benefits of $2.7 million. The Company expects to incur approximately $100 million to $108 million of pretax costs (including non-cash impairment charges) in total related to these transactions. The Company has incurred cumulative pretax costs related to these transactions of $94.4 million as of June 30, 2026, including rationalization costs recorded in cost of products sold.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2026 and twelve months ended December 31, 2025:

	June 30, 2026	December 31, 2025
Beginning balance, January 1	$13.1	$3.7
Expense	12.5	25.2
Payments	(10.3)	(15.8)
Ending balance	$15.3	$13.1
The restructuring accrual at June 30, 2026 was included in other current liabilities on the Consolidated Balance Sheet. On the Consolidated Balance Sheet, $11.1 million of the restructuring accrual at December 31, 2025 was included in other current liabilities, with the remaining $2.0 million included in other non-current liabilities.

Note 16 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and six months ended June 30, 2026 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2026.

	U.S. Plans		International Plans		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$0.2	$0.1	$0.4	$0.6	$0.6	$0.7
Interest cost	4.1	4.4	2.9	2.8	7.0	7.2
Expected return on plan assets	(2.3)	(2.0)	(2.4)	(2.4)	(4.7)	(4.4)
Amortization of prior service cost	—	—	0.1	—	0.1	—
Net periodic benefit cost	$2.0	$2.5	$1.0	$1.0	$3.0	$3.5

	U.S. Plans		International Plans		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$0.3	$0.3	$0.9	$1.0	$1.2	$1.3
Interest cost	8.2	8.7	5.8	5.5	14.0	14.2
Expected return on plan assets	(4.6)	(4.1)	(4.8)	(4.6)	(9.4)	(8.7)
Amortization of prior service cost	—	—	0.1	0.1	0.1	0.1
Net periodic benefit cost	$3.9	$4.9	$2.0	$2.0	$5.9	$6.9

Note 17 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and six months ended June 30, 2026 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of that period’s proportionate share of the amounts to be recorded for the year ending December 31, 2026.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic benefit credit:
Interest cost	$0.4	$0.4	$0.8	$0.9
Amortization of prior service credit	(2.1)	(2.0)	(4.1)	(4.1)
Net periodic benefit credit	$(1.7)	$(1.6)	$(3.3)	$(3.2)

Note 18 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025, respectively:

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2026	$(150.9)	$31.0	$0.3	$(119.6)
Other comprehensive (loss) income before reclassifications and income taxes	(1.8)	—	0.2	(1.6)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(2.0)	0.7	(1.3)
Income tax (expense) benefit	(2.4)	0.5	(0.3)	(2.2)
Net current period other comprehensive (loss) income, net of income taxes	(4.2)	(1.5)	0.6	(5.1)
Noncontrolling interest	(0.1)	—	—	(0.1)
Net current period other comprehensive (loss) income, net of income taxes and noncontrolling interest	(4.3)	(1.5)	0.6	(5.2)
Balance at June 30, 2026	$(155.2)	$29.5	$0.9	$(124.8)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2025	$(129.0)	$32.5	$—	$(96.5)
Other comprehensive loss before reclassifications and income taxes	(28.8)	—	(0.5)	(29.3)
Amounts reclassified from accumulated other comprehensive (loss) income before income taxes	—	(4.0)	1.7	(2.3)
Income tax (expense) benefit	(5.9)	1.0	(0.3)	(5.2)
Net current period other comprehensive (loss) income, net of income taxes	(34.7)	(3.0)	0.9	(36.8)
Noncontrolling interest	8.5	—	—	8.5
Net current period other comprehensive (loss) income, net of income taxes, noncontrolling interest	(26.2)	(3.0)	0.9	(28.3)
Balance at June 30, 2026	$(155.2)	$29.5	$0.9	$(124.8)

Foreign currency translation adjustments at June 30, 2026 and December 31, 2025 included cumulative losses of $23.9 million and $42.3 million, respectively, net of deferred taxes, related to net investment hedges. Refer to Note 20 - Derivative Instruments and Hedging Activities for additional information on the net investment hedges.

Note 18 - Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2025	$(278.1)	$37.1	$2.1	$(238.9)
Other comprehensive income (loss) before reclassifications and income taxes	128.3	(0.2)	(4.3)	123.8
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(2.0)	(0.7)	(2.7)
Income tax benefit	15.3	0.5	1.4	17.2
Net current period other comprehensive income (loss), net of income taxes	143.6	(1.7)	(3.6)	138.3
Noncontrolling interest	0.4	—	—	0.4
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	144.0	(1.7)	(3.6)	138.7
Balance at June 30, 2025	$(134.1)	$35.4	$(1.5)	$(100.2)

	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at Dec 31, 2024	$(344.6)	$38.7	$4.2	$(301.7)
Other comprehensive income (loss) before reclassifications and income taxes	188.1	(0.3)	(6.1)	181.7
Amounts reclassified from accumulated other comprehensive loss before income taxes	—	(4.0)	(1.9)	(5.9)
Income tax benefit	22.6	1.0	2.3	25.9
Net current period other comprehensive income (loss), net of income taxes	210.7	(3.3)	(5.7)	201.7
Noncontrolling interest	(0.2)	—	—	(0.2)
Net current period other comprehensive income (loss), net of income taxes and noncontrolling interest	210.5	(3.3)	(5.7)	201.5
Balance at June 30, 2025	$(134.1)	$35.4	$(1.5)	$(100.2)

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
The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$368.0	$364.1	$3.9	$—
Cash and cash equivalents measured at net asset value	31.1
Restricted cash	1.4	1.4	—	—
Short-term investments	15.7	—	15.7	—
Foreign currency forward contracts	7.0	—	7.0	—
Total assets	$423.2	$365.5	$26.6	$—
Liabilities:
Foreign currency forward contracts	$2.7	$—	$2.7	$—
Total liabilities	$2.7	$—	$2.7	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$348.8	$347.6	$1.2	$—
Cash and cash equivalents measured at net asset value	15.6
Restricted cash	1.0	1.0	—	—
Short-term investments	21.1	—	21.1	—
Foreign currency forward contracts	2.5	—	2.5	—
Total assets	$389.0	$348.6	$24.8	$—
Liabilities:
Foreign currency forward contracts	$1.8	$—	$1.8	$—
Total liabilities	$1.8	$—	$1.8	$—
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
During the three months ended June 30, 2026, certain assets of the Company's belts business were reclassified to assets held for sale. In conjunction with this reclassification, the belts business, with a carrying value of $88.4 million, was written down to its estimated fair value less cost to sell of $24.0 million, resulting in an impairment charge of $64.4 million. The fair value for these assets was determined based on an estimate of the value expected to be received upon the sale of this business. Refer to Note 3 - Acquisitions and Divestitures for more information on the expected sale of the belts business.
In addition, the Company announced the closure of its belts manufacturing facility in Springfield, Missouri during the three months ended June 30, 2026. As a result, property, plant and equipment, with a carrying value of $15.6 million, was written down to its estimated fair value less cost to sell of $1.0 million, resulting in an impairment of $14.6 million. The fair value for these assets was determined based on an estimate of the value to be received upon the sale of these assets given the age and condition of the assets.
No other material assets were measured at fair value on a nonrecurring basis during the six months ended June 30, 2026 and 2025.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on Level 2 inputs (quoted market prices), was $1,766.2 million and $1,796.6 million at June 30, 2026 and December 31, 2025, respectively. The carrying value of this debt was $1,760.3 million and $1,784.0 million at June 30, 2026 and December 31, 2025, respectively. The difference between fair value and carrying value primarily reflects the net impact of changes in prevailing interest rates and credit spreads since the fixed-rate debt was issued.
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
Net Investment Hedges:
As of June 30, 2026 and December 31, 2025, the Company had designated €750 million of its Euro-denominated borrowings as a hedge against its net investments in certain European subsidiaries. The objective of the hedge transactions is to protect the net investment in the foreign operations against changes in the exchange rate between the U.S. dollar and the Euro. During the three months ended June 30, 2026 and 2025, the Company recognized a gain of $7.4 million and a loss of $48.2 million to other comprehensive earnings, respectively, on Euro-denominated borrowings, net of deferred income taxes. During the six months ended June 30, 2026 and 2025, the Company recognized a gain of $18.4 million and a loss of $71.2 million, respectively.

Note 20 - Derivative Instruments and Hedging Activities (continued)
Cash Flow Hedging:
The following table summarizes the notional and fair values as of June 30, 2026 and December 31, 2025 as well as the balance sheet classification:

Balance at June 30, 2026	Notional Amount	Other Current Assets	Other Current Liabilities	Type of hedge
Derivatives Designated as Hedges
Currency Forward Contracts	$71.1	$—	$(0.3)	Cash Flow Hedge

Derivatives not designated as Hedges
Currency Forward contracts	362.2	7.0	3.0
Total	$433.3	$7.0	$2.7

Balance at December 31, 2025	Notional Amount	Other Current Assets	Other Current Liabilities	Type of hedge
Derivatives Designated as Hedges
Currency Forward Contracts	$67.8	$—	$1.3	Cash Flow Hedge

Derivatives not designated as Hedges
Currency Forward contracts	304.0	2.5	0.5
Total	$371.8	$2.5	$1.8
Derivative Instruments not designated as Hedging Instruments:
The following table presents the impact of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2026 and 2025, and the related location within the Consolidated Statements of Income.

		Amount of gain or (loss) recognized in income		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2026	2025	2026	2025
Foreign currency forward contracts	Other expense, net	$2.6	$1.6	$3.9	$0.5

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
•Timken’s Industrial Motion segment includes a diverse and growing portfolio of engineered products, including industrial drives, precision drives, automatic lubrication systems, linear motion products and systems, chains, belts, couplings, filtration systems, seals, and industrial clutches and brakes that keep systems running efficiently. Industrial Motion also includes industrial services, which return equipment and components to like-new condition. The Industrial Motion portfolio features many strong brands, including Philadelphia Gear®, Cone Drive®, Spinea®, Rollon®, Nadella®, Groeneveld®, BEKA®, Bijur Delimon®, Des-Case®, Diamond®, Drives®, Lovejoy®, PT Tech®, Lagersmit® and CGI®. Industrial Motion products are used across a broad range of industries, including automation, solar energy, construction, agriculture and turf, passenger rail, marine, aerospace, packaging and logistics, medical and more.
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
The following items highlight some of the Company's more significant strategic accomplishments during the three and six months ended June 30, 2026:
•On April 29, 2026, the Company entered into a definitive agreement to sell certain assets of its belts business to Gates. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2026. Operating results of the belts business are included in the Industrial Motion segment.
•On March 18, 2026, the Company acquired the assets and related businesses of Bijur Delimon, a leading global designer and manufacturer of automated lubrication systems. Founded in 1872, Bijur Delimon operates manufacturing locations in the U.S., Europe and Asia Pacific. The acquisition of Bijur Delimon expands the Company's position in automated lubrication systems and operating results for the business are included in the Industrial Motion segment.
•The Company increased its quarterly dividend by 3% and paid its 416th consecutive quarterly dividend on May 29, 2026. The Company also repurchased 437,000 common shares during the six months ended June 30, 2026.

Overview:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$1,260.9	$1,173.4	$87.5	7.5%
Net income	37.2	85.7	(48.5)	(56.6%)
Net income attributable to noncontrolling interest	8.3	7.2	1.1	15.3%
Net income attributable to The Timken Company	$28.9	$78.5	$(49.6)	(63.2%)
Diluted earnings per share	$0.41	$1.12	$(0.71)	(63.4%)
Average number of shares – diluted	70,090,431	70,075,084	—	—%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$2,492.2	$2,313.7	$178.5	7.7%
Net income	143.1	177.1	(34.0)	(19.2%)
Net income attributable to noncontrolling interest	16.0	20.3	(4.3)	(21.2%)
Net income attributable to The Timken Company	$127.1	$156.8	$(29.7)	(18.9%)
Diluted earnings per share	$1.81	$2.23	$(0.42)	(18.8%)
Average number of shares – diluted	70,152,767	70,283,847	—	(0.2%)
Net sales increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The increase was primarily driven by higher volume in both segments, the benefit of acquisitions, the favorable impact of foreign currency and favorable pricing. Net sales increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase was primarily driven by the favorable impact of higher end-market demand across both segments, foreign currency, favorable pricing and the benefit of acquisitions.
Net income decreased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to higher impairment charges and higher SG&A expense, partially offset by favorable price/mix, higher volume, lower tax expense, and the favorable impact of International Emergency Economic Powers Act (“IEEPA”) tariff refunds. Net income decreased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to higher impairment charges, incremental tariff costs, higher SG&A expense and higher manufacturing costs, partially offset by favorable price/mix, higher volume and the favorable impact of foreign currency exchange rates.
Outlook:
The Company expects 2026 full-year revenues to be up approximately 5% to 6% compared to 2025, primarily driven by higher demand across both segments, favorable pricing, the benefit of acquisitions, and the favorable impact of foreign currency rate changes. The Company's earnings are expected to be down slightly in 2026 compared with 2025 due to higher impairment charges, mostly offset by the impact of higher organic sales volume and favorable price/mix.
The Company expects to generate a comparable amount of cash from operating activities, with $550 million in 2026 compared to $554.3 million in 2025. The Company expects capital expenditures in 2026 to be approximately 3.3% of sales.

THE STATEMENT OF INCOME
Operating Income:

Three Months Ended June 30,
2026	2025	$ Change	Change
Net sales	$1,260.9	$1,173.4	$87.5	7.5%
Cost of products sold	861.6	813.1	48.5	6.0%
Selling, general and administrative expenses	205.9	189.7	16.2	8.5%
Amortization of intangible assets	20.7	19.9	0.8	4.0%
Impairment and restructuring charges	87.9	2.9	85.0	NM
Operating income	$84.8	$147.8	$(63.0)	(42.6%)
Operating income % to net sales	6.7%	12.6%	(590)	bps

Six Months Ended June 30,
2026	2025	$ Change	Change
Net sales	$2,492.2	$2,313.7	$178.5	7.7%
Cost of products sold	1,698.9	1,594.7	104.2	6.5%
Selling, general and administrative expenses	407.1	374.5	32.6	8.7%
Amortization of intangible assets	41.3	38.9	2.4	6.2%
Impairment and restructuring charges	91.5	13.8	77.7	563.0%
Operating income	$253.4	$291.8	$(38.4)	(13.2%)
Operating income % to net sales	10.2%	12.6%	(240)	bps
Net sales increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The increase was driven by the favorable impact of higher organic revenue of $52 million, the benefit of acquisitions of $21 million and foreign currency exchange rate changes of $15 million. Net sales increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase was driven by the favorable impact of higher organic revenue of $101 million, foreign currency exchange rate changes of $54 million, and the benefit of acquisitions of $24 million.
Operating income decreased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025, due to higher impairment charges, higher SG&A expense, and higher manufacturing costs, partially offset by favorable price/mix, higher volume and IEEPA tariff refunds. Operating income decreased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025, due to higher impairment charges, incremental tariff costs, higher SG&A expense and higher manufacturing costs, partially offset by favorable price/mix, higher volume, favorable impact of foreign currency exchange rates and IEEPA tariff refunds.
•Cost of products sold increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025, primarily due to the incremental cost of goods sold from acquisitions of $16 million, higher volume of $11 million, an inventory adjustment of $10 million related to the belts business and unfavorable foreign currency exchange rate changes of $10 million. Cost of products sold increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025, due to unfavorable foreign currency exchange rate changes of $38 million, the incremental cost of goods sold from acquisitions of $18 million, the impact of higher manufacturing costs of $16 million, incremental tariff costs, net of IEEPA tariff refunds, of $14 million, higher volume of $11 million and an inventory adjustment of $10 million related to belts business.
•SG&A expenses increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025, primarily due to higher employee compensation, the impact of acquisitions, higher discretionary spending and the unfavorable impact from foreign currency exchange rates. SG&A expenses increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025, primarily due to the unfavorable impact from foreign currency exchange rates, higher employee compensation, the impact of acquisitions and higher discretionary spending.

•Impairment and restructuring charges were higher for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025, primarily due to impairment charges for certain assets related to the planned belts divestiture recorded during the three months ended June 30, 2026.

Interest Income and Expense:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense	$(26.2)	$(29.8)	$3.6	(12.1%)
Interest income	2.5	3.0	(0.5)	(16.7%)
Interest expense, net	$(23.7)	$(26.8)	$3.1	(11.6%)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Interest expense	$(50.5)	$(56.3)	$5.8	(10.3%)
Interest income	4.2	5.3	(1.1)	(20.8%)
Interest expense, net	$(46.3)	$(51.0)	$4.7	(9.2%)

The decrease in interest expense for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025 was primarily due to lower interest rates and lower average debt levels.

Income Tax Expense:

	Three Months Ended June 30,
	2026	2025	$ Change	Change
Provision for income taxes	$20.7	$30.7	$(10.0)	(32.6%)
Effective tax rate	35.8%	26.4%		940	bps

	Six Months Ended June 30,
	2026	2025	$ Change	Change
Provision for income taxes	$57.7	$57.6	$0.1	0.2%
Effective tax rate	28.7%	24.5%		420	bps

Income tax expense decreased $10.0 million for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to lower pre-tax earnings as a result of the agreement to sell certain assets of the belts business and the impact of beneficial provisions effective in 2026 from the OBBBA. This increase was partially offset by favorable discrete items recognized in the prior period related to the reversal of accruals for uncertain tax positions to account for the expiration of statutes of limitation in jurisdictions outside of the U.S.
Income tax expense increased by $0.1 million for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to favorable discrete items recognized in the prior period related to the reversal of accruals for uncertain tax positions to account for the expiration of statutes of limitation in jurisdictions outside of U.S. This increase was mostly offset by lower pre-tax earnings as a result of the agreement to sell certain assets of the belts business and the impact of beneficial provisions effective in 2026 from the OBBBA.
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
The following item highlights the Company's sole acquisition completed in 2026:
•The Company acquired Bijur Delimon during the first quarter of 2026. Results for Bijur Delimon are reported in the Industrial Motion segment.
Engineered Bearings Segment:

Three Months Ended June 30,
2026	2025	$ Change	Change
Net sales	$807.0	$777.4	$29.6	3.8%
Cost of products sold	(561.8)	(546.0)	(15.8)	2.9%
Selling, general and administrative expenses	(109.7)	(103.2)	(6.5)	6.3%
Other segment items	1.1	0.8	0.3	37.5%
Depreciation and amortization	24.7	24.4	0.3	1.2%
Adjusted EBITDA	$161.3	$153.4	$7.9	5.1%
Adjusted EBITDA margin	20.0%	19.7%	30	bps

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$807.0	$777.4	$29.6	3.8%
Less: Currency	9.8	—	9.8	NM
Net sales, excluding the impact of currency	$797.2	$777.4	$19.8	2.5%

Six Months Ended June 30,
2026	2025	$ Change	Change
Net sales	$1,613.2	$1,538.1	$75.1	4.9%
Cost of products sold	(1,124.0)	(1,069.3)	(54.7)	5.1%
Selling, general and administrative expenses	(220.4)	(205.7)	(14.7)	7.1%
Other segment items	1.8	1.5	0.3	20.0%
Depreciation and amortization	49.7	48.0	1.7	3.5%
Adjusted EBITDA	$320.3	$312.6	$7.7	2.5%
Adjusted EBITDA margin	19.9%	20.3%	(40)	bps

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$1,613.2	$1,538.1	$75.1	4.9%
Less: Currency	32.7	—	32.7	NM
Net sales, excluding the impact of currency	$1,580.5	$1,538.1	$42.4	2.8%

The Engineered Bearings segment's net sales, excluding the effects of foreign currency exchange rate changes, increased $19.8 million or 2.5% in the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The increase was primarily driven by higher volume across most sectors and higher pricing. Adjusted EBITDA for the Engineered Bearings segment increased for the three months ended June 30, 2026 by $7.9 million or 5.1% compared with the three months ended June 30, 2025, due to favorable price/mix and higher volume, partially offset by higher SG&A expense and higher manufacturing costs.
•Cost of products sold increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 due to higher volume of $7 million, unfavorable foreign currency exchange rate changes of $5 million and higher operating costs of $5 million.
•SG&A expenses increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to higher compensation expense and higher discretionary spending.
The Engineered Bearings segment's net sales, excluding the effects of foreign currency exchange rate changes, increased $42.4 million or 2.8% in the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase was primarily driven by higher pricing and higher volume. Adjusted EBITDA for the Engineered Bearings segment increased for the six months ended June 30, 2026 by $7.7 million or 2.5% compared with the three months ended June 30, 2025, due to favorable price/mix, partially offset by incremental tariff costs, net of IEEPA tariff refunds, and higher operating costs.
•Cost of products sold increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 due to unfavorable foreign currency exchange rate changes of $22 million, higher operating costs of $17 million and incremental tariff costs, net of IEEPA tariff refunds, of $13 million.
•SG&A expenses increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to higher compensation expense and the unfavorable impact of foreign currency exchange rates.

Industrial Motion Segment:

	Three Months Ended June 30,
	2026	2025	$ Change		Change
Net sales	$453.9	$396.0	$57.9		14.6%
Cost of products sold	(284.7)	(265.1)	(19.6)		7.4%
Selling, general and administrative expenses	(76.5)	(70.8)	(5.7)		8.1%
Other segment items	(0.1)	—	(0.1)		NM
Depreciation and amortization	13.0	12.5	0.5		4.0%
Adjusted EBITDA	$105.6	$72.6	$33.0		45.5%
Adjusted EBITDA margin	23.3%	18.3%		500	bps

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$453.9	$396.0	$57.9	14.6%
Less: Acquisitions	20.6	—	20.6	NM
Currency	5.3	—	5.3	NM
Net sales, excluding the impact of acquisitions and currency	$428.0	$396.0	$32.0	8.1%

	Six Months Ended June 30,
	2026	2025	$ Change		Change
Net sales	$879.0	$775.6	$103.4		13.3%
Cost of products sold	(558.6)	(521.7)	(36.9)		7.1%
Selling, general and administrative expenses	(149.1)	(138.8)	(10.3)		7.4%
Other segment items	(0.2)	—	(0.2)		NM
Depreciation and amortization	25.8	24.6	1.2		4.9%
Adjusted EBITDA	$196.9	$139.7	$57.2		40.9%
Adjusted EBITDA margin	22.4%	18.0%		440	bps

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales	$879.0	$775.6	$103.4	13.3%
Less: Acquisitions	23.7	—	23.7	NM
Currency	21.1	—	21.1	NM
Net sales, excluding the impact of acquisitions and currency	$834.2	$775.6	$58.6	7.6%

The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $32.0 million or 8.1% in the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The increase reflects higher demand across most end market sectors and higher pricing. Adjusted EBITDA increased $33.0 million or 45.5% for the three months ended June 30, 2026 compared with the three months ended June 30, 2025, driven primarily by favorable price/mix and higher volume.
•Cost of products sold increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 due to the impact of acquisitions of $13 million, higher volume of $4 million and unfavorable foreign currency exchange rate changes of $4 million.
•SG&A expenses increased for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to the incremental SG&A expense from acquisitions and the unfavorable impact of foreign currency exchange rates.
The Industrial Motion segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $58.6 million or 7.6% in the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase reflects higher demand across most end market sectors and higher pricing. Adjusted EBITDA increased $57.2 million or 40.9% for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. Favorable price/mix and higher volume were partially offset by the unfavorable impact of incremental tariff costs, net of IEEPA tariff refunds.
•Cost of products sold increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 due to the unfavorable foreign currency exchange rate changes of $16 million, the impact of acquisitions of $15 million and higher volume of $6 million.
•SG&A expenses increased for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to the incremental SG&A expense from acquisitions and the unfavorable impact of foreign currency exchange rates.

Unallocated Corporate

	Three Months Ended June 30,
	2026	2025	$ Change	Change
Unallocated corporate expense	$(19.7)	$(17.8)	$(1.9)	10.7%
Unallocated corporate expense % to net sales	(1.6%)	(1.5%)		(10)	bps

	Six Months Ended June 30,
	2026	2025	$ Change	Change
Unallocated corporate expense	$(39.0)	$(36.0)	$(3.0)	8.3%
Unallocated corporate expense % to net sales	(1.6%)	(1.6%)		—	bps

Unallocated corporate expense increased for the three and six months ended June 30, 2026 compared with the three and six months ended June 30, 2025 primarily due to higher compensation expense.

CASH FLOW

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash provided by operating activities	$146.4	$169.9	$(23.5)
Net cash used in investing activities	(180.5)	(61.6)	(118.9)
Net cash provided by (used in) financing activities	74.7	(84.9)	159.6
Effect of exchange rate changes on cash	(5.5)	23.8	(29.3)
Increase in cash and cash equivalents and restricted cash	$35.1	$47.2	$(12.1)
Operating Activities:
The decrease in net cash provided by operating activities for the first six months of 2026 compared with the first six months of 2025 was primarily due to the unfavorable impact of working capital items of $92.1 million and a decrease in net income of $34.0 million, partially offset by higher impairment charges of $79.0 million, the favorable impact of income taxes on cash of $13.0 million and lower pension contributions of $10.3 million. Refer to the tables below for additional detail of the impact of each line item on net cash provided by operating activities.
The following table displays the impact of working capital items on cash during the first six months of 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change
Cash (used in) provided by:
Accounts receivable	$(124.6)	$(91.8)	$(32.8)
Unbilled receivables	(36.6)	(12.3)	(24.3)
Inventories	(17.9)	20.5	(38.4)
Trade accounts payable	23.1	23.0	0.1
Other accrued expenses	(24.1)	(27.4)	3.3
Cash used in working capital items	$(180.1)	$(88.0)	$(92.1)

The following table displays the impact of income taxes on cash during the first six months of 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change
Accrued income tax expense	$57.7	$57.6	$0.1
Income tax payments	(66.6)	(79.9)	13.3
Other items	(0.1)	0.3	(0.4)
Change in income taxes	$(9.0)	$(22.0)	$13.0
Investing Activities:
The increase in net cash used in investing activities for the first six months of 2026 compared with the first six months of 2025 was due to an increase in cash used for acquisitions of $124.4 million.

Financing Activities:
The change in net cash provided by (used in) financing activities for the first six months of 2026 compared with the first six months of 2025 was due to the favorable change in net debt borrowings/payments of $158.5 million.

LIQUIDITY AND CAPITAL RESOURCES
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	June 30, 2026	December 31, 2025
Short-term debt, including current portion of long-term debt	$40.2	$38.9
Long-term debt	2,036.0	1,883.1
Total debt	$2,076.2	$1,922.0
Less: Cash and cash equivalents	399.1	364.4
Net debt	$1,677.1	$1,557.6

Ratio of Net Debt to Capital:

	June 30, 2026	December 31, 2025
Net debt	$1,677.1	$1,557.6
Total equity	3,363.1	3,345.7
Net debt plus total equity (capital)	$5,040.2	$4,903.3
Ratio of net debt to capital	33.3%	31.8%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.
At June 30, 2026, the Company had strong liquidity with $399.1 million of cash and cash equivalents on the Consolidated Balance Sheet, as well as $651.6 million available under committed credit lines. Of the $399.1 million of cash and cash equivalents, $372.5 million resided in jurisdictions outside the U.S. Repatriation of non-U.S. cash could be subject to taxes, and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.
On December 5, 2022, the Company entered into the Credit Agreement, which is comprised of a $750 million Senior Credit Facility and a $400 million 2027 Term Loan that each mature on December 5, 2027. The interest rates under the Credit Agreement are based on SOFR for U.S. dollar borrowings. At June 30, 2026, the Company had $118.4 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability to $631.6 million. The Credit Agreement has two defined financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of June 30, 2026, the Company's consolidated net leverage ratio was 2.02 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of June 30, 2026, the Company's consolidated interest coverage ratio was 8.78 to 1.0.
The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. The average rate on outstanding U.S. dollar borrowings was 4.79% and the average rate on outstanding Euro borrowings was 3.03% as of June 30, 2026. In addition, the Company pays a facility fee based on the applicable rate, which is variable with a spread based on the Company's debt rating, multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. As of June 30, 2026, the Company carried investment-grade credit ratings with both Moody's (Baa2) and S&P Global (BBB-).

On July 2, 2026, the Company entered into an Amended Credit Agreement, which provides for a $1.2 billion New Senior Credit Facility that will mature on July 2, 2031, with two potential one-year extension options subject to customary terms and conditions. Upon entering into the Amended Credit Agreement, the Company paid the remaining balance of $85 million of the 2027 Term Loan utilizing the New Senior Credit Facility. The interest rates under the Amended Credit Agreement are based on SOFR for U.S. dollar borrowings. The Amended Credit Agreement has two defined financial covenants: a consolidated net leverage ratio and a consolidated interest coverage ratio. The maximum consolidated net leverage ratio permitted under the new Senior Credit Facility is 3.75 to 1.0. The minimum consolidated interest coverage ratio permitted under the new Senior Credit Facility is 3.0 to 1.0.
The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2028. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic trade accounts receivable of the Company. As of June 30, 2026, the Company had $80 million of outstanding borrowings under the Accounts Receivable Facility, which reduced the availability to $20 million.
Other sources of liquidity include uncommitted short-term lines of credit for certain of the Company's foreign subsidiaries, which currently provide for borrowings of up to $249.4 million. At June 30, 2026, the Company had borrowings outstanding of $26.3 million and bank guarantees of $7.2 million, which reduced the aggregate availability under these facilities to $215.9 million.
At June 30, 2026, the Company was in full compliance with all applicable covenants on its outstanding debt.
The Company expects to generate a comparable amount of cash from operating activities, with $550 million in 2026 compared to $554.3 million in 2025. The Company expects capital expenditures in 2026 to be approximately 3.3% of sales.
Financing Obligations and Other Commitments:
During the first six months of 2026, the Company made cash contributions and payments of $17.2 million to its global defined benefit pension plans and $0.9 million to its other postretirement benefit plans. In 2026, the Company expects to make contributions to its global defined benefit pension plans of approximately $32 million and to make payments of approximately $3 million to its other postretirement benefit plans. Excluding actuarial gains and losses, the Company expects lower pension and other postretirement benefits expense in 2026 compared to 2025 primarily due to higher expected returns on pension plan assets and lower interest expense.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company's financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2025, during the six months ended June 30, 2026.

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
For the six months ended June 30, 2026, the Company recorded negative foreign currency translation adjustments of $26.2 million that decreased shareholders' equity, compared with positive foreign currency translation adjustments of $210.5 million that increased shareholders' equity for the six months ended June 30, 2025. The foreign currency translation adjustments for the six months ended June 30, 2026 were impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Euro and the Indian Rupee.
Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the three months ended June 30, 2026 and June 30, 2025 totaled $4.4 million of net losses in each period. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the six months ended June 30, 2026 totaled $7.7 million of net losses, compared with $3.3 million of net losses during the six months ended June 30, 2025.

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

IEEPA Tariff Refunds:
Throughout 2025 and the first quarter of 2026, the U.S. government has announced the imposition of additional import tariffs on all countries. The Company has been taking steps to mitigate the increased costs from incremental tariffs through pricing, surcharges and other actions. Timken also continues to monitor the impact that tariffs could have on global economic demand.
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating the broad-based tariffs imposed under IEEPA. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs. On April 20, 2026, CBP launched Phase 1 of the Consolidated Administration and Processing of Entries ("CAPE") system to process refunds. Phase 1 eligibility includes IEEPA tariffs that fall within a specific liquidation window. During the three months ended June 30, 2026, the Company recorded Phase 1 IEEPA tariff refunds, net of contractual payments to customers, of $8 million.
The IEEPA tariffs remain subject to ongoing litigation between the U.S. government and other parties. In response to the U.S. Supreme Court ruling mentioned above, the U.S. government announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the U.S. government’s response, including the timing and extent of any additional refunds and the impact of the new tariffs, remains uncertain.

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

Reconciliation of net income attributable to The Timken Company to adjusted net income, adjusted EBITDA and adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$1,260.9	$1,173.4	$2,492.2	$2,313.7
Net Income Attributable to The Timken Company	28.9	78.5	127.1	156.8
Net Income Attributable to The Timken Company as a Percentage of Sales	2.3%	6.7%	5.1%	6.8%
Adjustments:
Acquisition intangible amortization	20.7	19.9	41.3	38.9
Impairment, restructuring and reorganization charges (1)	9.0	5.0	13.9	8.2
Acquisition-related charges (2)	3.4	—	5.2	—
Belts impairment, restructuring and reorganization charges (3)	94.4	—	94.4	—
Gain on sale of certain assets (4)	—	(0.1)	—	(1.3)
CEO transition expenses (5)	—	3.2	—	11.8
Noncontrolling interest of above adjustments	0.4	1.0	0.3	4.8
Provision for income taxes (8)	(28.4)	(8.2)	(36.5)	(21.3)
Adjusted Net Income	$128.4	$99.3	$245.7	$197.9
Net income attributable to noncontrolling interest	8.3	7.2	16.0	20.3
Provision for income taxes (as reported)	20.7	30.7	57.7	57.6
Interest expense	26.2	29.8	50.5	56.3
Interest income	(2.5)	(3.0)	(4.2)	(5.3)
Depreciation and amortization expense (6)	58.8	56.9	117.6	111.9
Less: Acquisition intangible amortization	20.7	19.9	41.3	38.9
Less: Noncontrolling interest (7)	0.4	1.0	0.3	4.8
Less: Provision for income taxes (8)	(28.4)	(8.2)	(36.5)	(21.3)
Adjusted EBITDA	$247.2	$208.2	$478.2	$416.3
Adjusted EBITDA Margin (% of net sales)	19.6%	17.7%	19.2%	18.0%
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
(3) On April 29, 2026, the Company entered into a definitive agreement to sell certain assets of its belts business to Gates. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2026. In addition, the Company announced the closure of its belts manufacturing facility in Springfield, Missouri. As a result, the Company recorded impairment and restructuring charges of $94.4 million during the second quarter of 2026.
(4) Represents the net gain resulting from the sale of certain assets.
(5) On March 31, 2025, the Company announced that Tarak B. Mehta, President and CEO of the Company would be departing from the Company, effective immediately, and Richard G. Kyle would be serving as interim President and CEO. CEO transition expenses primarily relate to the cost of the settlement agreement with Mr. Mehta in connection with his departure, net of the impact for stock awards forfeited, and incremental stock compensation expense related to a deferred share award issued to Mr. Kyle.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings per share (EPS)	$0.41	$1.12	$1.81	$2.23
Adjusted EPS	$1.83	$1.42	$3.50	$2.82
Diluted Shares	70,090,431	70,075,084	70,152,767	70,283,847

Free Cash Flow:
Free cash flow represents net cash provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors because it is a meaningful indicator of cash generated from operating activities available for the execution of its business strategy.
Reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$107.1	$111.3	$146.4	$169.9
Capital expenditures	(26.6)	(33.1)	(65.4)	(68.3)
Free cash flow	$80.5	$78.2	$81.0	$101.6

Ratio of Net Debt to Adjusted EBITDA:
The ratio of net debt to adjusted EBITDA for the trailing twelve months represents total debt less cash and cash equivalents divided by adjusted EBITDA for the trailing twelve months. The Company presents net debt to adjusted EBITDA because it believes it is more representative of the Company's financial position as it is reflective of the Company's ability to cover its net debt obligations with results from its core operations. Net income for the trailing twelve months ended June 30, 2026 and December 31, 2025 was $283.3 million and $317.3 million, respectively. Net debt to adjusted EBITDA for the trailing twelve months was 2.0 at June 30, 2026 and December 31, 2025.
Reconciliation of Net income to Adjusted EBITDA for the trailing twelve months:

	Twelve Months Ended
	June 30, 2026	December 31, 2025
Net income	$283.3	$317.3
Provision for income taxes	98.8	98.7
Interest expense	104.5	110.3
Interest income	(9.2)	(10.3)
Depreciation and amortization	236.4	230.1
Consolidated EBITDA	713.8	746.1
Adjustments:
Impairment, restructuring and reorganization charges (1)	$25.8	$20.7
Corporate pension and other postretirement benefit related expense (2)	10.8	10.8
Acquisition-related charges (3)	5.2	—
Belts impairment, restructuring and reorganization charges (4)	94.4	—
Gain on sale of certain assets (5)	(1.3)	(2.6)
CEO transition expenses (6)	9.0	20.8
Total adjustments	143.9	49.7
Adjusted EBITDA	$857.7	$795.8
Net Debt	$1,677.1	$1,557.6
Ratio of Net Debt to Adjusted EBITDA	2.0	2.0
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
(2) Corporate pension and other postretirement benefit related expense represents actuarial losses that resulted from the remeasurement of plan assets and obligations as a result of changes in assumptions or experience. The Company recognizes actuarial losses and gains in connection with the annual remeasurement in the fourth quarter, or if specific events trigger a remeasurement.
(3) Acquisition-related charges represent deal-related expenses associated with completed transactions and any resulting inventory step-up impact.
(4) On April 29, 2026, the Company entered into a definitive agreement to sell certain assets of its belts business to Gates. The transaction, which is subject to customary closing conditions, is expected to close in the third quarter of 2026. In addition, the Company announced the closure of its belts manufacturing facility in Springfield, Missouri. As a result, the Company recorded impairment and restructuring charges of $94.4 million during the second quarter of 2026.
(5) Represents the net gain resulting from the sale of certain assets.
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
(b)Changes in Internal Control Over Financial Reporting
During the Company’s fiscal quarter ended June 30, 2026, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
On March 18, 2026, the Company acquired Bijur Delimon. The results of the Bijur Delimon acquisition are included in the Company's consolidated financial statements for the three months ended June 30, 2026. The total and net assets of this acquisition represented 2% of the Company's total assets and 3% of the Company's net assets as of June 30, 2026. The net sales of Bijur Delimon represented 1% of the Company's consolidated net sales for the six months ended June 30, 2026.
The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include the Bijur Delimon acquisition noted above. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about legal proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. We believe matters under this threshold are not material to the Company. In the opinion of management, the ultimate disposition of open proceedings as of June 30, 2026 will not have a material adverse effect on the Company’s consolidated financial position or annual results of operations.
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
The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2026.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/2026 - 4/30/2026	34,853	$102.18	25,000	9,693,000
5/1/2026 - 5/31/2026	25,425	123.42	25,000	9,668,000
6/1/2026 - 6/30/2026	105,582	136.65	104,614	9,563,386
Total	165,860	$127.38	154,614	—
(1)Of the shares purchased in April, May, and June, 9,853, 425, and 968, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.
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

Item 5. Other Information
During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation 408(a) of Regulation S-K).
Item 6. Exhibits

10.1	Letter Agreement, dated as of May 8, 2026, between The Timken Company and Hansal N. Patel, was filed on May 8, 2026 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

10.2	Sixth Amended and Restated Credit Agreement, dated as of July 2, 2026, among The Timken Company, certain subsidiaries of The Timken Company party thereto, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Administrative Agents, and the Lenders Party thereto, was filed on July 6, 2026 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

31.1	Certification of Lucian Boldea, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael A. Discenza, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Lucian Boldea, President and Chief Executive Officer (principal executive officer) and Michael A. Discenza, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2026 filed on August 4, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date: August 4, 2026	By: /s/ Lucian Boldea
Lucian Boldea President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By: /s/ Michael A. Discenza
Michael A. Discenza Executive Vice President and Chief Financial Officer (Principal Financial Officer)